Form 10-Q
period 1995-04-01
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 1995-08-17
CIK 814676

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the period ended April 1, 1995
                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from          to

Commission file number          0-16088

                     CERAMICS PROCESS SYSTEMS CORPORATION
            (Exact Name of Registrant as Specified in its Charter)

        Delaware
04-2832509
(State or Other Jurisdiction              (I.R.S. Employer
Identification No.)
of Incorporation or Organization)

111 South Worcester Street, P.O. Box 338, Chartley,
Massachusetts            02712
(Address of Principal Executive Offices)

                (Zip Code)

Registrant's Telephone Number, including Area Code:508-222-
7282

Former Name, Former Address and Former Fiscal Year if Changed since Last Report:

Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
                                                    [X] Yes
     [ ]  No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of May 1, 1995: 7,690,613.

                     CERAMICS PROCESS SYSTEMS CORPORATION

                                   Form 10-Q

                  For The Fiscal Quarter Ended April 1, 1995

                                     Index



PART I:      FINANCIAL INFORMATION                           Page

             Item 1:      Consolidated Financial
                          Statements                          3-6

                          Consolidated Balance Sheets as of   3-4
                          April 1, 1995 and April 2, 1994

                          Consolidated Statements of Operations 5
                          for the fiscal quarters ended
                          April 1, 1995 and April 2, 1994

                          Consolidated Statements of Cash Flows 6
                          for the fiscal quarters ended April 1,
                          1995 and April 2, 1994


                          Notes to Consolidated Financial
                          Statements                          7-8

             Item 2:      Management's Discussion and Analysis
                          of Financial Condition and Results of
                          Operations                          8-9



PART II:     OTHER INFORMATION

             Items 1-6                                        10

             Signatures                                       11

PART I  FINANCIAL INFORMATION

                         ITEM 1  FINANCIAL STATEMENTS

                     CERAMICS PROCESS SYSTEMS CORPORATION


                          Consolidated Balance Sheets





                                      April 1,       December 31,
                                       1995              1994
ASSETS

Current Assets:
Cash                               $  259,244         $  252,503
Accounts receivable, trade            233,192            243,128
Inventories                            55,447             56,126
Prepaid expenses                       28,702             28,143
Other current assets                   16,000             24,519

     Total current assets             592,585            604,419

Property and equipment:
Production equipment                1,007,096          1,077,584
Furniture and office equipment         76,946             72,926

                                    1,084,042          1,150,510

Less accumulated depreciation         782,318            825,677

Net property and equipment            301,724            324,833

Deposits                                1,533              2,623

Total Assets                       $  895,842         $  931,875



See accompanying notes to consolidated financial statements.

                    CERAMICS PROCESS SYSTEMS CORPORATION

                          Consolidated Balance Sheets


                               April 1,             December 31,
                                 1995                   1994

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current liabilities:
Accounts payable              $ 122,562            $  168,623
Accrued expenses                295,078               337,182
Current portion of convertible
  notes payable:
          Related parties       245,000               125,000
          Other                 375,000               125,000
Current portion of obligations
under capital leases                 --                 7,532
Current portion of deferred revenue  --                 6,300

Total current liabilities     1,037,640               769,637

Convertible notes payable less current
                 portion:
    Related parties             675,000               795,000
    Other                       825,000               825,000

Total Liabilities             2,537,640             2,389,637

Stockholders' Equity (Deficit)
Common stock, $0.01 par value.
Authorized 15,000,000 shares;
issued 7,713,469 shares at
April 1, 1995 and 7,610,786
at December 31, 1994            77,135                76,108


Preferred stock, $.01 par value.
Authorized 5,000,000 shares;
no shares issued and outstanding    --                    --

Additional paid-in capital  30,433,125            30,387,166

Accumulated deficit        (32,091,223)          (31,860,201)

                            (1,580,963)           (1,396,927)
Less treasury stock, at cost,
     22,883 common shares      (60,835)              (60,835)

Total stockholders' equity
 (deficit)                  (1,641,798)           (1,457,762)

     Total Liabilities and
     Stockholders' Equity
     (Deficit)             $   895,842           $   931,875

See accompanying notes to consolidated financial statements.

                     CERAMICS PROCESS SYSTEMS CORPORATION


                     Consolidated Statements of Operations


                                Fiscal Quarters Ended
                            April 1,           April 2,
                              1995               1994
Revenue:

Product sales              $ 400,795         $  347,108
Collaborative development
    agreements                    --             13,856
License agreements             2,000              2,000

      Total revenue          402,795            362,964

Operating expenses:
 Cost of product sales       430,092            502,891
 Research, development,
  and engineering                 --             10,702
 Selling, general, and
  administrative             161,425            189,348

 Total operating expenses    591,517            702,941

   Operating income (loss)  (188,722)          (339,977)

Other income (expense), net  (42,300)            15,904

      Net income (loss)    ($231,022)       $  (324,073)

Net income (loss) per share   ($0.03)            ($0.04)

Weighted average number of
 common and common equivalent
 shares outstanding        7,587,903           7,567,193



See accompanying notes to consolidated financial statements.

                    CERAMICS PROCESS SYSTEMS CORPORATION


                     Consolidated Statements of Cash Flows





                                            Fiscal Quarters Ended
                                            April 1,     April 2,
                                              1995        1994


Cash flows from operating activities:
  Net income (loss)                        ($231,022)  ($324,073)

  Adjustments to reconcile net loss to
   cash provided by (used in)
   operating activities:
       Depreciation & amortization            39,568     47,461
       Settlement of interest obligation      46,986         --

       Gain on sale of property and equipment    --     (17,994)
       Changes in assets and liabilities:
           Accounts receivable, trade          9,936    272,279
           Inventories                           679     59,345
           Prepaid expenses                     (559)    (7,581)
           Other current assets                8,519         --
           Accounts payable                  (46,061)    32,106
           Accrued expenses                  (42,104)  (157,594)
           Deferred revenue                   (6,300)        --
           Due to customer                        --    (51,919)
           Due to Kilburn Isotronics, Inc.        --    116,682
              Net cash used in
                operating activities        (220,358)   (31,288)

Cash flows from investing activities:
  Additions to property and equipment        (16,459)  (284,481)
  Disposal of property and equipment              --     17,994
  Net change in deposits                       1,090        (58)
              Net cash used in investing
                activities                   (15,369)  (266,545)

Cash flows from financing activities:
  Repayment of capital lease obligations      (7,532)    (6,963)
  Proceeds from issuance of convertible
   notes payable                             250,000    230,200
              Net cash provided by
               financing activities          242,468    223,237

              Net increase (decrease) in cash  6,741   (74,596)
Cash at beginning of quarter                 252,503    89,333

Cash at end of quarter                    $  259,244   $14,737

See accompanying notes to consolidated financial statements.
                        CERAMICS PROCESS SYSTEMS CORPORATION

                     Notes to Consolidated Financial Statements
                                     (Unaudited)

(1)          Nature of Business

      Ceramics Process Systems Corporation ("CPS" or "the
Company"), incorporated on June 19, 1984, is engaged in the design, development, and manufacture of advanced ceramic products and composites for the electronics and defense industries.

(2)          Interim Consolidated Financial Statements

      As permitted by the rules of the Securities and Exchange
Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles.

      The accompanying financial statements for fiscal quarters ended April 1, 1995 and April 2, 1994 are unaudited. In the opinion of management, the unaudited consolidated financial statements of CPS reflect all adjustments necessary to present fairly the financial position and results of operations for such interim periods.

      The consolidated financial statements include the accounts of CPS and its wholly-owned subsidiary, CPS Superconductor
Corporation. All significant intercompany balances and transactions have been eliminated.

      The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

(3)          Net Loss per Share

      Net loss per share is computed based on the weighted average number of common shares outstanding during the period.
Common stock equivalents pertaining to stock options and convertible notes payable were not considered in the calculations of net loss per share since their effect would be antidilutive.

(4)   Inventory

      Inventories consist of the following:

                                   April 1,         December 31,
                                     1995               1994

             Raw Materials       $   11,070          $ 8,039
             Work in process         35,192           39,642
             Finished goods           9,185            8,445
                                  $  55,447        $  56,126


(5)   Accrued Expenses

      Accrued expenses consist of the following:

                                   April 1,         December 31,
                                    1995                1994


           Accrued legal and
            accounting            $  162,978      $ 174,428
           Accrued interest           78,946         79,311
           Accrued payroll            37,860         74,029
           Accrued other              15,294          9,414
                                   $ 295,078      $ 337,182

ITEM 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS



Financial Condition


      The Company incurred a net loss in the first fiscal quarter of 1995 in the amount of $0.2 million, versus a net loss of $0.3 million in the first fiscal quarter of 1994.
The Company's cash balance at April 1, 1995 and at December 31,
1994 was $0.3 million.

      The improvement in the Company's financial performance in the first fiscal quarter of 1995 versus the first fiscal quarter of 1994 was primarily attributable to the fact that the Company's facilities in Chartley, Massachusetts were fully operational inthe first quarter of 1995, whereas the Company was in the process of relocating in the first quarter 1994. The Company is operating at the Chartley facility as a tenant at will.

      During 1993, the Company entered into a five-year lease agreement for a facility in Hopkinton, Massachusetts. In 1994, this facility was used for storage and warehousing, and in 1995, the Company reached an agreement with the lessor to terminate the lease effective January 31, 1995.

      During 1994, the Company received proceeds of $1.9 million from the issuance of interest bearing debt agreements to existing shareholders and other investors, convertible to shares of the Company's Common Stock at a conversion price of $0.50 per share. The convertible notes are subordinated to all other indebtedness of the Company. In March, 1995 the Company entered into a letter of intent with Aavid Thermal Technologies, Inc. ('Aavid'), whereby subject to certain terms and conditions, the Company will receive proceeds of up to $2.0 million from Aavid through March 31, 1996, in exchange for a combination of shares of the Company's Common Stock and debt agreements with conversion privileges for shares of the Company's Common Stock, the cumulative effect of which would allow Aavid to purchase up to four million shares of the Company's Common Stock. Through May 1, 1995 the Company received proceeds of $250 thousand from Aavid. The total interest cost associated with debt instruments in the first fiscal quarter of 1995 amounted to $47 thousand. 4,397,892 shares of Common Stock at April 1, 1995 are reserved for the conversion of convertible notes and related accrued interest.

      In 1994, in connection with the issuance of selected convertible notes payable, the Company issued warrants exercisable as of the date of the notes payable, for the purchase of shares of the Company's Common Stock at a price of $0.50 per share. Warrants for the purchase of 410,628 shares of the Company's were outstanding at April 1, 1995.

      Although the Company has historically made timely payments to its trade creditors, in 1995 it expects to continue to require working capital support for its operations from external financing, and there is no assurance that adequate funds will be available or on terms acceptable to the Company.



Results of Operations

      The Company's total revenue increased $40 thousand, to $403 thousand in the first fiscal quarter of 1995, from total revenue of $363 in the first fiscal quarter of 1994. This increase consisted of a $54 thousand increase in product sales, from $347 thousand in the first fiscal quarter of 1994 to $401 thousand in the first fiscal quarter of 1995, partially offset by a $14 thousand decrease in collaborative development revenue, from $14 thousand in the first fiscal quarter of 1994, to no collaborative development revenue in the first fiscal quarter of 1995.

      The increase in product sales in the first fiscal quarter of 1995 versus the first fiscal quarter of 1994 was primarily due to the fact that the Company's facilities in Chartley, Massachusetts were fully operational in the first quarter 1995, whereas the Company was in the process of relocating in the first quarter 1994. The relocation also resulted in a series of operational and manufacturing inefficiencies which had a negative effect on the Company's gross margin on product sales in 1994. The Company's gross margin on product sales increased $126 thousand, to a negative gross margin of $29 thousand in the first fiscal quarter of 1995, from a negative $155 thousand gross margin in the first fiscal quarter of 1994.
      The decline in collaborative development and license revenue in the first fiscal quarter of 1995 from the first fiscal quarter of 1994 resulted from the completion of a funded program in thefirst quarter of 1994, which comprised all of the collaborative development revenue in that quarter.

      Research, development, and engineering costs decreased $11 thousand, from $11 thousand in the first fiscal quarter of 1994, to no research, development, and engineering costs in the first fiscal quarter of 1995, the result of a decline in collaborative development revenue. Selling, general, and administrative costs decreased $28 thousand, from $189 thousand in the first fiscal quarter of 1994, to $161 thousand in the first fiscal quarter of 1995, reflecting a continued emphasis on administrative cost controls.

      The cumulative effect of these revenues and costs resulted in a net loss of $231 thousand, or $0.03 loss per share, in the first fiscal quarter of 1995, versus a net loss of $324 thousand, or $0.04 loss per share, in the first fiscal quarter of 1994.

                              PART II OTHER INFORMATION




Item 1 through Item 5:         None


Item 6:                 Exhibits and Reports on Form 8-K

                        (a)    Exhibits:  None

                        (b)    Reports on Form 8-K:   None

                                     SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            Ceramics Process Systems Corporation
                                          (Registrant)







Date:        May 22, 1995                /s/Grant C. Bennett
                                         Grant C. Bennett
                                         President and Director
                                         (Principal Executive
                                          Officer)



Date:        May 22, 1995                 /s/Peter F. Valentine
                                          Peter F. Valentine
                                          Controller and
                                          Treasurer
                                          (Principal Financial
                                          and Accounting Officer)