Form 10-Q
period 1995-07-01
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 1995-08-17
CIK 814676

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the period ended July 1, 1995
                                      or

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
     [ ]  No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of August
10, 1995:  7,690,613.

                     CERAMICS PROCESS SYSTEMS CORPORATION

                                   Form 10-Q

                  For The Fiscal Quarter Ended July 1, 1995

                                     Index

PART I:      FINANCIAL INFORMATION                           Page

             Item 1:      Consolidated Financial
                          Statements                          3-8

                          Consolidated Balance Sheets as of   3-4
                          July 1, 1995 and December 31, 1994

                          Consolidated Statements of Operations 5
                          for the fiscal quarters ended
                          July 1, 1995 and July 2, 1994

                          Consolidated Statements of Cash Flows 6
                          for the fiscal quarters ended July 1,
                          1995 and July 2, 1994

                          Notes to Consolidated Financial
                          Statements                        7-8

             Item 2:      Management's Discussion and       8-10
                          Analysis of Financial Condition
                          and Results of Operations

PART II:     OTHER INFORMATION

             Items 1-6                                        11

             Signatures                                       12
PART I  FINANCIAL INFORMATION

                         ITEM 1  FINANCIAL STATEMENTS

                     CERAMICS PROCESS SYSTEMS CORPORATION


                          Consolidated Balance Sheets





                                     July 1,         December 31,
                                      1995               1994
ASSETS

Current Assets:
Cash                               $   54,990          $  252,503
Accounts receivable, trade            129,815             243,128
Inventories                            40,164              56,126
Prepaid expenses                       20,048              28,143
Other current assets                      425              24,519

    Total current assets              245,442             604,419

Property and equipment:
Production equipment                1,023,900           1,077,584
Furniture and office equipment         81,389              72,926

                                    1,105,289           1,150,510

Less accumulated depreciation         811,668             825,677
Net property and equipment            293,621             324,833

Deposits                                1,533               2,623

Total Assets                       $  540,596          $  931,875


See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION

                          Consolidated Balance Sheets


                                     July 1,         December 31,
                                      1995               1994

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current liabilities:
Accounts payable                 $ 118,497         $  168,623
Accrued expenses                   322,795            337,182
Current portion of convertible
  notes payable:
          Related parties          920,000            125,000
          Other                    700,000            125,000
Current portion of obligations
under capital leases                   --               7,532
Current portion of deferred revenue    --               6,300

Total current liabilities        2,061,292            769,637

Convertible notes payable less current
                 portion:
    Related parties                    --             795,000
    Other                          500,000            825,000

Total Liabilities                2,561,292          2,389,637

Stockholders' equity (deficit)
Common stock, $0.01 par value.
Authorized 15,000,000 shares;
issued 7,713,496 shares at
July 1, 1995 and 7,610,786
at December 31, 1994                77,135            76,108


Preferred stock, $.01 par value.
Authorized 5,000,000 shares;
no shares issued and outstanding        --               --

Additional paid-in capital       30,433,125        30,387,166

Accumulated deficit             (32,470,121)      (31,860,201)

                                 (1,959,861)       (1,396,927)
Less treasury stock, at cost,
     22,883 common shares           (60,835)          (60,835)

Total stockholders' equity
 (deficit)                       (2,020,696)       (1,457,762)

     Total Liabilities and
     Stockholders' Equity
     (Deficit)                  $   540,596        $   931,875

See accompanying notes to consolidated financial statements.

                     CERAMICS PROCESS SYSTEMS CORPORATION


                     Consolidated Statements of Operations


                  Fiscal Quarters Ended   Six Month Periods Ended
                        July 1,    July 2,    July 1,    July 2,
                         1995       1994       1995        1994
Revenue:

Product sales         $  258,445 $  157,385   $659,240   $504,493
Collaborative development
    agreements                --     15,757        --      29,613
License agreements            --        --       2,000      2,000

  Total revenue           258,445   173,142    661,240    536,106

Operating expenses:
Cost of product sales     299,420   313,905    729,512    816,796
 Research, development,
 and engineering           --        21,434        --      32,136
 Selling, general
 and administrative       226,269   201,769    387,694    391,117
Total operating expenses  585,689   537,108  1,177,206  1,240,049

 Operating income (loss) (327,244) (363,966)  (515,966) (703,943)

Other income (expense),net(51,654)  (12,042)   (93,954)    3,862

      Net income (loss) ($378,898)($376,008) ($609,920)($700,081)

Net income (loss) per share($0.05)   ($0.05)    ($0.08)   ($0.09)

Weighted average number of
 common shares and equivalents
 outstanding            7,690,613 7,577,548  7,646,594 7,573,110

See accompanying notes to consolidated financial statements.

                    CERAMICS PROCESS SYSTEMS CORPORATION

                     Consolidated Statements of Cash Flows

                                       Six Month Periods Ended
                                        July 1,          July 2,
                                         1995             1994

Cash flows from operating activities:
  Net income (loss)                     ($609,920)     ($700,081)
  Adjustments to reconcile net loss to
   cash provided by (used in)
   operating activities:
    Depreciation & amortization           68,918        87,496
    Settlement of interest obligation     46,986           --
    Gain on sale of property and equipment    --       (21,884)
      Changes in assets and liabilities:
        Accounts receivable, trade       113,313       414,721
        Inventories                       15,962        58,879
        Prepaid expenses                   8,095       (16,209)
        Other current assets              24,094           --
        Accounts payable                 (50,126)      (28,928)
        Accrued expenses                 (14,387)     (124,343)
        Deferred revenue                  (6,300)          --
        Due to customer                      --       (176,528)
        Due to Kilburn Isotronics, Inc.      --        147,603
          Net cash used in
           operating activities         (403,365)     (359,274)

Cash flows from investing activities:
 Additions to property and equipment     (37,706)     (493,704)
 Disposal of property and equipment          --         21,884
  Net change in deposits                   1,090           192
      Net cash used in investing
        activities                       (36,616)     (471,628)

Cash flows from financing activities:
 Repayment of capital lease obligations   (7,532)      (14,064)
 Proceeds from issuance of convertible
   notes payable                         250,000       762,371
 Proceeds from issuance of common stock      --         10,355
      Net cash provided by
        financing activities             242,468       758,662

      Net decrease in cash              (197,513)      (72,240)
Cash at beginning of period              252,503        89,333

Cash at end of period                 $   54,990   $    17,093

See accompanying notes to consolidated financial statements.
                        CERAMICS PROCESS SYSTEMS CORPORATION

                     Notes to Consolidated Financial Statements
                                     (Unaudited)

(1)          Nature of Business

      Ceramics Process Systems Corporation ("CPS" or "the
Company"), incorporated on June 19, 1984, is engaged in the design, development, and manufacture of advanced ceramic products and composites for the microelectronics and defense industries.

(2)          Interim Consolidated Financial Statements

      As permitted by the rules of the Securities and Exchange
Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles.

      The accompanying financial statements for fiscal quarters and six month periods ended July 1, 1995 and July 2, 1994 are unaudited. In the opinion of management, the unaudited consolidated financial statements of CPS reflect all adjustments necessary to present fairly the financial position and results of operations for such interim periods.

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

(4)   Inventory

      Inventories consist of the following:

                                    July 1,        December 31,
                                     1995               1994
             Raw Materials        $   18,832       $   8,039
             Work in process           9,060          39,642
             Finished goods           12,272           8,445
                                   $  40,164        $ 56,126


(5)   Accrued Expenses

      Accrued expenses consist of the following:

                                   July 1,        December 31,
                                    1995               1994


             Accrued legal and
              accounting           $  128,919       $ 174,428
             Accrued interest         131,800          79,311
             Accrued payroll           56,327          74,029
             Accrued other              5,749           9,414
                                    $ 322,795       $ 337,182

ITEM 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


Financial Condition

     The Company incurred a net loss in the second fiscal quarter of 1995 in the amount of $379 thousand, which approximated its net loss of $376 incurred in the second fiscal quarter of 1994. The Company's net loss for the six month period ended July 1, 1995 was $610 thousand, versus a net loss of $700 thousand for the six month period ended July 2, 1994. The Company's July 1, 1995 cash balance of $55 thousand reflected a decrease of $198 thousand from its 1994 year end cash balance of $253 thousand.

     The Company's operational performance improved for both the fiscal quarter and six month period ended July 1, 1995, versus similar time periods in 1994, primarily because its facilities in Chartley, Massachusetts were fully operational in 1995, whereas the Company was in the process of relocating to Chartley during the first six months of 1994. The Company is currently operating at the Chartley facility as a tenant at will. Payments in the amount of $66 thousand made to Metals Process Systems ("MPS"), a joint venture company, to meet MPS' working capital needs, were expensed by the Company in the second fiscal quarter of 1995.

     During 1994, the Company received proceeds of $1.9 million from the issuance of interest bearing debt agreements to existing shareholders and other investors, convertible to shares of the Company's common stock at a conversion price of $0.50 per share. These convertible notes are subordinated to all other indebtedness of the Company. In March, 1995 the Company received proceeds of $250 thousand through the issuance of a promissory note to Aavid Thermal Technologies, Inc. ("Aavid"), secured by all of the Company's assets, in connection with a letter of intent entered into between the Company and Aavid. The letter of intent expired April 30, 1995.

     The total interest cost associated with debt instruments in the second fiscal quarter of 1995 and the six month period ended July 1, 1995 amounted to $53 thousand and $100 thousand, respectively. 3,991,408 shares of common stock at July 1, 1995 are reserved for the conversion of convertible notes and related accrued interest.

     In 1994, in connection with the issuance of selected convertible notes payable, the Company issued warrants with exercise dates ranging from June 30, 1995 through July 31, 1996, for the purchase of 410,628 shares of the Company's common stock at a price of $0.50 per share.

     Although the Company has historically made timely payments to its trade creditors, in 1995 it expects to continue to require working capital support for its operations from external financing, and there is no assurance that adequate funds will be available when needed, or on terms acceptable to the Company. Results of Operations

     The Company's total revenue increased $85 thousand, to $258 thousand for the second fiscal quarter of 1995, from total revenue of $173 thousand for the second fiscal quarter of 1994. This increase consisted of a $101 thousand increase in product sales, from $157 thousand for the second fiscal quarter of 1994 to $258 thousand for the second fiscal quarter of 1995, partially offset by a $16 thousand decrease in collaborative development revenue, from $16 thousand for the second fiscal quarter of 1994 to no collaborative development revenue for the second fiscal quarter of 1995.

     The Company's total revenue increased $125 thousand, to $661 thousand for the six month period ended July 1, 1995, from total revenue of $536 thousand for the six month period ended July 2, 1994. This increase consisted of a $155 thousand increase in product sales, from $504 thousand for the six month period ended July 2, 1994 to $659 thousand for the six month period ended July 1, 1995, partially offset by a $30 thousand decrease in collaborative development revenue, from $30 thousand for the six month period ended July 2, 1994 to no collaborative development revenue for the six month period ended July 1, 1995.

     The decrease in collaborative development revenue for the fiscal quarter and six month period ended July 1, 1995, versus similar time periods in 1994, resulted from the completion of a funded program in 1994 which comprised the majority of collaborative development revenue during that year.

     The increase in product sales for the fiscal quarter and six month period ended July 1, 1995, versus similar time periods in 1994, was primarily due to the fact that the Company's facilities in Chartley, Massachusetts were fully operational in 1995, whereas the Company was in the process of relocating during the first six months of 1994. The relocation also resulted in a series of operational and manufacturing inefficiencies which had a negative effect on the Company's gross margin on product sales in 1994. The Company's gross margin on product sales increased $116 thousand, to a negative $41 thousand gross margin for the second fiscal quarter of 1995, from a negative $157 thousand gross margin for the second fiscal quarter of 1994. The Company's gross margin on product sales for the six months ended July 1, 1995 increased $242 thousand, to a negative $70 thousand, from a negative $312 thousand gross margin for the six months ended July 2, 1994.

     The Company earned no collaborative development revenue for the fiscal quarter and six month period ended July 1, 1995, and consequently incurred no related research, development and engineering costs for the same time period. Research, development, and engineering costs for the fiscal quarter and six month period ended July 2, 1994 were $21 thousand and $32 thousand, respectively. Selling, general and administrative costs increased $24 thousand, from $202 thousand during the second fiscal quarter of 1994 to $226 thousand in the second fiscal quarter of 1995, due to a $66 thousand working capital contribution by the Company to Metals Process Systems ("MPS"), a joint venture company formed in February 1991 by the Company and Sopretac, a Vallourec Group Company.

     The cumulative effect of these revenues and costs resulted in a net loss of $379 thousand, or $0.05 per share, and $610 thousand, or $0.08 per share, for the fiscal quarter and six month period ended July 1, 1995, respectively, and a net loss of $376 thousand, or $0.05 per share, and $700 thousand, or $0.09 per share, for the fiscal quarter and six month period ended July 2, 1994, respectively.

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



                            Ceramics Process Systems Corporation
                                          (Registrant)







Date:        August 15, 1995           /s/Grant C. Bennett
                                       Grant C. Bennett
                                       President and Director
                                      (Principal Executive
                                       Officer)



Date:        August 15, 1995          /s/Peter F. Valentine
                                      Peter F. Valentine
                                      Controller and Treasurer
                                      (Principal Financial and
                                       Accounting Officer)