Form 10-Q
period 1995-09-30
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 1995-10-26
CIK 814676

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the period ended September 30, 1995
                 or
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

Former Name, Former Address and Former Fiscal Year if Changed since Last Report:
Not Applicable.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
     [X]  Yes                                   [ ] No

              APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of October
19, 1995:  7,757,856.




             CERAMICS PROCESS SYSTEMS CORPORATION

                          Form 10-Q

        For The Fiscal Quarter Ended September 30, 1995

                            Index



PART I:  FINANCIAL INFORMATION                              Page

         Item 1:  Consolidated Financial Statements          3-8

                  Consolidated Balance Sheets as of
                  September 30, 1995 and December 31,
                  1994      					       3-4

                  Consolidated Statements of Operations
                  for the fiscal quarters and nine-month
                  periods ended September 30, 1995 and
                  October 1, 1994                              5

                  Consolidated Statements of Cash Flows
                  for the nine-month periods ended
                  September 30, 1995 and October 1, 1994       6

           		Notes to Consolidated Financial
                  Statements                                 7-8


         Item 2:  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                 8-10



PART II:     OTHER INFORMATION

             Items 1-6                                        11



Financial Data Schedule							  12



Signatures                                       		  13







PART I  FINANCIAL INFORMATION

                     ITEM 1  FINANCIAL STATEMENTS

	            CERAMICS PROCESS SYSTEMS CORPORATION

                      Consolidated Balance Sheets



                                   September 30,       December 31,
                                       1995               1994
ASSETS

Current Assets:
Cash                               $   33,291         $  252,503
Accounts receivable, trade            149,262            243,128
Inventories                            60,115             56,126
Prepaid expenses                       22,108             28,143
Other current assets                      250             24,519

Total current assets                  265,026            604,419

Property and equipment:
Production equipment                1,023,900          1,077,584
Furniture and office equipment         82,963             72,926

                                    1,106,863          1,150,510

Less accumulated depreciation
  and amortization                    841,668            825,677

Net property and equipment            265,195            324,833

Deposits                                1,053              2,623

Total Assets                       $  531,274         $  931,875



See accompanying notes to consolidated financial statements.









			   CERAMICS PROCESS SYSTEMS CORPORATION
                         Consolidated Balance Sheets

                                     September 30,       December 31,
                                         1995                1994
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable                     $   120,908         $  168,623
Accrued expenses                         360,865            337,182
Current portion of convertible
  notes payable:
    Related parties                      920,000            125,000
    Other                                900,000            125,000
Current portion of obligations
  under capital leases                        --              7,532
Current portion of deferred revenue           --              6,300

Total current liabilities              2,301,773            769,637

Convertible notes payable
  less current portion:
    Related parties                           --            795,000
    Other                                500,000            825,000

Total Liabilities                      2,801,773          2,389,637

Stockholders' equity (deficit)
  Common stock, $0.01 par value.
    Authorized 15,000,000 shares;
    issued 7,780,739 shares at
    September 30, 1995 and
    7,610,786 at December 31, 1994        77,807             76,108
  Preferred stock, $.01 par value.
    Authorized 5,000,000 shares;
    no shares issued and outstanding          --                 --

Additional paid-in capital            30,457,520         30,387,166

Accumulated deficit                  (32,744,991)       (31,860,201)

                                     ( 2,209,664)       ( 1,396,927)
Less treasury stock, at cost,
  22,883 common shares               (    60,835)       (    60,835)

Total stockholders' equity (deficit) ( 2,270,499)       ( 1,457,762)

Total Liabilities and Stockholders'
  Equity (Deficit)                    $  531,274        $   931,875

See accompanying notes to consolidated financial statements.

                     CERAMICS PROCESS SYSTEMS CORPORATION


                     Consolidated Statements of Operations


                          Fiscal Quarters Ended     Nine-Month Periods
                                                           Ended
                           Sept. 30,    Oct. 1,    Sept. 30,    Oct. 1,
                             1995        1994        1995        1994
Revenue:

Product sales               $244,799   $253,877  $  904,039  $  758,370
Collaborative development
  agreements                     --          --          --      29,613
License agreements               --          --       2,000       2,000

Total revenue                244,799    253,877     906,039     789,983

Operating expenses
 Cost of product sales       346,812    396,470   1,136,324   1,213,266
 Research, development,
   and engineering                --      1,873          --      34,009
 Selling, general, and
   administrative            116,019    251,976     503,713     643,093

Total operating expenses     462,831    650,319   1,640,037   1,890,368

Operating income (loss)    ( 218,032) ( 396,442)(   733,998)( 1,100,385)

Other income (expense),net (  56,838)     5,443 (   150,792)      9,305

Net income (loss)          ($274,870) ($390,999)($  884,790)($1,091,080)

Net income (loss) per
  share                      ($0.04)    ($0.05)    ($0.12)     ($0.14)

Weighted average number
  of common and common
  equivalent shares
  outstanding              7,690,613  7,587,903   7,659,800  7,577,548


See accompanying notes to consolidated financial statements.






                    CERAMICS PROCESS SYSTEMS CORPORATION

                    Consolidated Statements of Cash Flows

                                             Nine-Month Periods Ended
                                           September 30,     October 1,
                                              1995             1994

Cash flows from operating activities:
  Net income (loss)                        ($884,790)      ($1,091,080)
  Adjustments to reconcile net loss
    to cash provided by (used in)
    operating activities:
      Depreciation & amortization             98,917           133,184
      Settlement of interest obligation       72,053                --
      Gain on sale of property and
        equipment                                 --       (    40,878)
      Changes in assets and liabilities:
        Accounts receivable, trade            93,866           358,016
        Inventories                        (   3,989)           15,701
        Prepaid expenses                       6,035       (    21,479)
        Other current assets                  24,269                --
        Accounts payable                   (  47,715)           17,240
        Accrued expenses                      23,683       (    57,237)
        Deferred revenue                   (   6,300)               --
        Due to customer                           --       (   176,528)
        Due to Kilburn Isotronics, Inc.           --           108,614
          Net cash used in operating
            activities                     ( 623,971)      (   754,447)

Cash flows from investing activities:
  Additions to property and equipment      (  39,279)      (   565,233)
  Disposal of property and equipment              --            40,878
  Net change in deposits                       1,570            20,987
    Net cash used in investing
      activities                           (  37,709)      (   503,368)

Cash flows from financing activities:
  Repayment of capital lease obligations   (   7,532)      (    21,306)
  Proceeds from issuance of convertible
    notes payable                            450,000         1,182,000
  Proceeds from issuance of common stock          --            10,355
    Net cash provided by financing
      activities                             442,468         1,171,049

Net decrease in cash                       ( 219,212)      (    86,766)
Cash at beginning of period                  252,503            89,333
Cash at end of period                       $ 33,291        $    2,567

See accompanying notes to consolidated financial statements.

               CERAMICS PROCESS SYSTEMS CORPORATION

            Notes to Consolidated Financial Statements
                           (Unaudited)

(1)  Nature of Business
      Ceramics Process Systems Corporation ("CPS" or "the Company"), incorporated on June 19, 1984, is engaged in the design, development, and manufacture of advanced ceramic products for the microelectronics and defense industries.

(2)  Interim Consolidated Financial Statements
      As permitted by the rules of the Securities and Exchange
Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles.

      The accompanying financial statements for the fiscal quarters and nine-month periods ended September 30, 1995 and October 1, 1994 are unaudited. In the opinion of management, the unaudited consolidated financial statements of CPS reflect all adjustments necessary to present fairly the financial position and results of operations for such interim periods.

      The consolidated financial statements include the accounts of CPS and its wholly-owned subsidiary, CPS Superconductor Corporation. All significant intercompany balances and transactions have been eliminated. Certain amounts in the financial statements for the nine-month period ended October 1, 1994 have been reclassified to conform to the presentation of the financial statements for the nine-month period ended September 30, 1995.

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

(4)  Inventory
      Inventories consist of the following:

                                   September 30,     December 31,
                                       1995              1994
Raw materials                        $ 36,888         $  8,039
Work in process                         9,455           39,642
Finished goods                         13,772            8,445
                                     $ 60,115         $ 56,126

(5)  Accrued Expenses
      Accrued expenses consist of the following:

                                   September 30,     December 31,
                                       1995              1994
Accrued legal and accounting        $ 132,675         $ 174,428
Accrued interest                      161,999            79,311
Accrued payroll                        34,328            74,029
Accrued other                          31,863             9,414
                                    $ 360,865         $ 337,182

ITEM 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Financial Condition

      The Company incurred a net loss in the third fiscal quarter of 1995 in the amount of $275 thousand, versus a net loss of $391 thousand in the third fiscal quarter of 1994. The Company's cash balance at September 30, 1995 and at December 31, 1994 was $33 thousand and $253 thousand, respectively.

      The Company's operational performance improved for both the fiscal quarter and nine-month period ended September 30, 1995, versus similar time periods in 1994, primarily because its facilities in Chartley, Massachusetts were fully operational in 1995, whereas the Company was in the process of relocating to Chartley during most of the first nine months of 1994. The Company is operating at the Chartley facility as a tenant at will.

      During 1994, the Company received proceeds of $1.9 million from the issuance of interest bearing debt agreements to existing shareholders and other investors, convertible to shares of the Company's Common Stock at a conversion price of $0.50 per share. These convertible notes are subordinated to all other indebtedness of the Company. In March, 1995 the Company received proceeds of $250 thousand through the issuance of a promissory note to Aavid Thermal Technologies, Inc. ("Aavid"), secured by all of the Company's assets, in connection with a letter of intent entered into between the Company and Aavid. The letter of intent expired April 30, 1995. In the third fiscal quarter of 1995 the Company received a total of $200,000 through the issuance of interest bearing debt agreements to an investor.

      The total interest cost associated with debt instruments in the third fiscal quarter of 1995 and the nine-month period ended September 30, 1995 amounted to $155 thousand and $56 thousand, respectively. 3,944,936 shares of common stock at September 30, 1995 are reserved for the conversion of convertible notes and related accrued interest.

	In 1994, in connection with the issuance of selected convertible notes payable, the Company issued warrants with exercise dates ranging through July 30, 1996, for the purchase of the Company's common stock at a price of $0.50 per share. Warrants for the purchase of 410,628 shares of the Company's common stock were outstanding at September 30, 1995.

      Although the Company has historically made timely payments to its trade creditors, in 1995 it expects to continue to require working capital support for its operations from external financing, and there is no assurance that adequate funds will be available when needed, or on terms acceptable to the Company.


Results of Operations

      The Company's total revenue remained constant at approximately $250 thousand in the third fiscal quarters of 1995 and 1994, and consisted entirely of product sales. Total revenue for the nine-month period ended September 30, 1995 was $906 thousand, an increase of $116 thousand from total revenue of $790 thousand for the nine-month period ended October 1, 1994. This increase consisted of a $146 thousand increase in product sales, from $758 thousand for the nine-month period ended October 1, 1994 to $904 thousand for the nine-month period ended September 30, 1995, partially offset by a $30 thousand decrease in collaborative development revenue, from $30 thousand for the nine-month period ended October 1, 1994 to no collaborative revenue for the nine-month period ended September 30, 1995.

      The increase in product sales for the nine-month period ended September 30, 1995 versus the similar 1994 time period was primarily due to the fact that the Company's facilities in Chartley, Massachusetts were fully operational in 1995, whereas the Company was in the process of relocating during most of the first nine months of 1994. The relocation also resulted in a series of operational and manufacturing inefficiencies which had a negative effect on the Company's gross margin on product sales in 1994. The Company's gross margin on product sales increased $41 thousand, to a negative gross margin of $102 thousand in the third fiscal quarter of 1995, from a negative $143 thousand gross margin in the third fiscal quarter of 1994. The Company's gross margin on product sales increased $223 thousand, to a negative gross margin of $232 thousand for the nine-month period ended September 30, 1995, from a negative gross margin of $455 thousand for the nine-month period ended October 1, 1994.

	The Company earned no collaborative development revenue for the nine-month period ended September 30, 1995, and consequently incurred no related research, development, and engineering costs for the same time period. Research development and engineering costs for the fiscal quarter and nine-month period ended October 1, 1994 were $2 thousand and $34 thousand, respectively. Selling, general, and administrative expenses decreased $136 thousand to $116 thousand in the third fiscal quarter of 1995, from $252 thousand in the third fiscal quarter of 1994, primarily due to a $65 thousand reduction in the Company's legal and accounting fees in the third fiscal quarter of 1995 from the similar time period in 1994, and proceeds of $34 thousand received from a property insurance settlement in the third fiscal quarter of 1995.

      The cumulative effect of these revenues and costs resulted in net losses of $275 thousand, or $0.04 per share, and $885 thousand, or $0.12 per share, for the fiscal quarter and nine-month period ended September 30, 1995, respectively, and net losses of $391 thousand, or $0.05 per share, and $1,091 thousand, or $0.14 per share, for the fiscal quarter and nine-month period ended October 1, 1994, respectively.
















































                 PART II OTHER INFORMATION




Item 1 through Item 5:         None


Item 6:                 Exhibits and Reports on Form 8-K

                        (a)    Exhibits:  None

                        (b)    Reports on Form 8-K:   None









































[TYPE]				EX-27
[DESCRIPTION]			ART. 5 FDS for 3RD QUARTER 10-Q
[ARTICLE]		5

[PERIOD-TYPE]						9-MOS
[FISCAL-YEAR-END]					    DEC-30-1995
[PERIOD-END]					   SEPT-30-1995
[CASH]							   33,291
[SECURITIES]							  0
[RECEIVABLES]						  149,262
[ALLOWANCES]							  0
[INVENTORY]							   60,115
[CURRENT-ASSETS]						  265,026
[PP&E]							1,106,863
[DEPRECIATION]						  841,668
[TOTAL-ASSETS]						  531,274
[CURRENT-LIABILITIES]					2,301,773
[BONDS]								  0
[COMMON]							   77,807
[PREFERRED-MANDATORY]						  0
[PREFERRED]								  0
[OTHER-SE]						     (2,348,306)
[TOTAL-LIABILITY-AND-EQUITY]				  531,274
[SALES]							  906,039
[TOTAL-REVENUES]						  906,039
[CGS]								1,136,324
[TOTAL-COSTS]						1,640,037
[OTHER-EXPENSES]						  150,792
[LOSS-PROVISION]							  0
[INTEREST-EXPENSE]					  157,643
[INCOME-PRETAX]					     (  884,790)
[INCOME-TAX]					              0
[INCOME-CONTINUING]				     (  884,790)
[DISCONTINUED]							  0
[EXTRAORDINARY]							  0
[CHANGES]								  0
[NET-INCOME]					     (  884,790)
[EPS-PRIMARY]					     (     0.12)
[EPS-DILUTED]					     (     0.12)













                            SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            Ceramics Process Systems Corporation
                                          (Registrant)







Date:        October 26, 1995            /s/Grant C. Bennett
                                         Grant C. Bennett
                                         President and Director
                                         (Principal Executive
                                          Officer)



Date:        October 26, 1995             /s/Peter F. Valentine
                                          Peter F. Valentine
                                          Controller and
                                          Treasurer
                                          (Principal Financial
                                          and Accounting Officer)