Form 10-Q/A
period 1995-09-30
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 1995-12-05
CIK 814676

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q/A

AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934


For the period ended September 30, 1995	Commission File No. 0-16088


             CERAMICS PROCESS SYSTEMS CORPORATION
  	(Exact Name of Registrant as Specified in its Charter)

        Delaware                 		    04-2832509
(State or Other Jurisdiction     	       (I.R.S. Employer
of Incorporation or Organization)	       Identification No.)
111 South Worcester Street, P.O. Box 338,
Chartley, Massachusetts             		02712
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