Form 10-Q
period 1996-03-30
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 1996-05-14
CIK 814676

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended March 30, 1996
                 or
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


Registrant's Telephone Number, including Area Code:
(508) 222-7282

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
      [ ] Yes             [X]  No

             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of May
1, 1996:  7,917,504.



              CERAMICS PROCESS SYSTEMS CORPORATION

                           Form 10-Q

           For The Fiscal Quarter Ended March 30, 1996

                             Index



PART I:  FINANCIAL INFORMATION                               Page

         Item 1:  Consolidated Financial Statements           3-8

                  Consolidated Balance Sheets as of
                  March 30, 1996 and December 30, 1995        3-4

                  Consolidated Statements of Operations
                  for the fiscal quarters ended March 30,
                  1996 and April 1, 1995                        5

                  Consolidated Statements of Cash Flows
                  for the fiscal quarters ended March 30,
                  1996 and April 1, 1995                        6

                  Notes to Consolidated Financial
                  Statements                                  7-8


         Item 2:  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                  8-9


PART II: OTHER INFORMATION

         Items 1-6                                             10


Financial Data Schedule                                        11


Signatures                                                     12











PART I  FINANCIAL INFORMATION

                   ITEM 1  FINANCIAL STATEMENTS

                CERAMICS PROCESS SYSTEMS CORPORATION

                    Consolidated Balance Sheets




                                     March 30,       December 30,
                                       1996              1995
ASSETS

Current Assets:
Cash                               $    1,084         $   32,127
Accounts receivable, trade            171,195            211,575
Inventories                            49,026             29,026
Prepaid expenses                        9,524             10,824
Other current assets                      300                475

     Total current assets             231,129            284,027

Property and equipment:
Production equipment                  948,322            941,512
Furniture and office equipment         65,529             65,529

                                    1,013,851          1,007,041

Less accumulated depreciation      (  792,035)        (  765,635)
Net property and equipment            221,816            241,406

Deposits                                1,328                953

Total Assets                       $  454,273         $  526,386


See accompanying notes to consolidated financial statements.












                 CERAMICS PROCESS SYSTEMS CORPORATION
                     Consolidated Balance Sheets

                                      March 30,          December 30,
                                        1996                 1995

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable                   $    222,433          $    176,494
Accrued expenses                        602,888               523,257
Current portion of convertible
  notes payable:
          Related parties               920,000               920,000
          Other                 	    900,000               900,000

Total current liabilities             2,645,321             2,519,751

Convertible notes payable
  less current portion:
          Related parties                    --                    --
          Other                         500,000               500,000

Total Liabilities                     3,145,321             3,019,751

Stockholders' Equity (Deficit)
Common stock, $0.01 par value.
Authorized 15,000,000 shares;
issued 7,780,766 shares at March
30, 1996 and December 30, 1995           77,808                77,808

Preferred stock, $.01 par value.
Authorized 5,000,000 shares;
no shares issued and outstanding             --                    --

Additional paid-in capital           30,457,384            30,457,384

Accumulated deficit                 (33,165,405)          (32,967,722)

                                    ( 2,630,213)          ( 2,432,530)
Less treasury stock, at cost,
  22,883 common shares              (    60,835)          (    60,835)

Total stockholders' equity
  (deficit)                         ( 2,691,048)           (2,493,365)

Total Liabilities and
  Stockholders' Equity
  (Deficit)                       $     454,273         $     526,386

See accompanying notes to consolidated financial statements.


                CERAMICS PROCESS SYSTEMS CORPORATION


                Consolidated Statements of Operations


                                    Fiscal Quarters Ended
                                 March 30,          April 1,
                                   1996               1995
Revenue:

Product sales                   $ 386,482          $ 400,795
License agreements                     --              2,000

Total revenue                     386,482            402,795

Operating expenses:
  Cost of product sales           409,908            430,092
  Selling, general, and
   administrative                 115,505            161,425

Total operating expenses          525,413            591,517

Operating income (loss)        (  138,931)        (  188,722)

Other income (expense), net    (   58,752)        (   42,300)

   Net income (loss)           ($ 197,683)        ($ 231,022)

Net income (loss) per share    ($    0.03)        ($    0.03)

Weighted average number of
  common and common
  equivalent shares
  outstanding                   7,757,883          7,587,903



See accompanying notes to consolidated financial statements.









                CERAMICS PROCESS SYSTEMS CORPORATION

                Consolidated Statements of Cash Flows



                                                                                                          Fiscal Quarters Ended
                                               March 30,     April 1,
                                                 1996          1995
Cash flows from operating activities:
  Net income (loss)                           ($197,683)    ($231,022)
  Adjustments to reconcile net loss to
   cash provided by (used in)
   operating activities:
     Depreciation & amortization                 26,400        39,568
     Settlement of interest obligation               --        46,986
     Changes in assets and liabilities:
       Accounts receivable, trade                40,380         9,936
       Inventories                            (  20,000)          679
       Prepaid expenses                           1,300     (     559)
       Other current assets                         175         8,519
       Accounts payable                          45,939     (  46,061)
       Accrued expenses                          79,631     (  42,104)
       Deferred revenue                              --     (   6,300)
         Net cash used in
          operating activities                (  23,858)    ( 220,358)

Cash flows from investing activities:
  Additions to property and equipment         (   6,810)    (  16,459)
  Net change in deposits                      (     375)        1,090
    Net cash used in investing
     activities                               (   7,185)    (  15,369)

Cash flows from financing activities:
  Repayment of capital lease obligations             --     (   7,532)
  Proceeds from issuance of convertible
   notes payable                                     --       250,000
    Net cash provided by financing
     financing activities                            --       242,468

Net increase (decrease) in cash               (  31,043)        6,741
Cash at beginning of quarter                     32,127       252,503
Cash at end of quarter                         $  1,084      $259,244

See accompanying notes to consolidated financial statements.




               CERAMICS PROCESS SYSTEMS CORPORATION

            Notes to Consolidated Financial Statement
                          (Unaudited)


(1)  Nature of Business
     Ceramics Process Systems Corporation ("CPS" or "the Company"), incorporated on June 19, 1984, is engaged in the design, development, and manufacture of advanced ceramic and composite products for the electronics and defense industries.

(2)  Interim Consolidated Financial Statements
     As permitted by the rules of the Securities and Exchange
Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles.

      The accompanying financial statements for the fiscal quarters ended March 30, 1996 and April 1, 1995, and the financial position as of December 30, 1995, are unaudited. In the opinion of management, the unaudited consolidated financial statements of CPS reflect all adjustments necessary to present fairly the financial position and results of operations for such periods.

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

(4)   Inventory

      Inventories consist of the following:

                               March 30,         December 30,
                                 1996                1995
 Raw Materials               $   7,399           $   7,399
 Work in process                 8,970               8,970
 Finished goods                 32,657              12,657
                             $  49,026           $  29,026


(5)   Accrued Expenses

      Accrued expenses consist of the following:

                               March 30,         December 30,
                                 1996                1995
Accrued legal and
 accounting                  $ 159,673           $ 150,549
Accrued interest               277,680             219,839
Accrued payroll                 52,173              67,364
Due to Kilburn Isotronics       79,583              57,713
Accrued other                   33,779              27,792
                             $ 602,888           $ 523,257

ITEM 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS



Financial Condition

     The Company incurred a net loss in the first fiscal quarter of 1996 in the amount of $198 thousand, versus a net loss of $231 thousand in the first fiscal quarter of 1995.
The Company's cash balance at March 30, 1996 and at December 30,
1995 was $1 thousand and $32 thousand, respectively.

     The slight improvement in the Company's overall financial performance in the first fiscal quarter of 1996 versus the first fiscal quarter of 1995 was primarily attributable to decreased payroll costs related to personnel reductions in the third quarter of 1995.

     The Company's entire operations are currently housed in a leased facility in Chartley, Massachusetts. The Company is operating at the Chartley facility as a tenant at will.

     Through the first four months of 1996, the Company has financed its working capital requirements through operations. Although the Company has historically made timely payments to its trade creditors, in 1996 the Company will require working capital support for its operations from external financing, and there is no assurance that adequate funds will be available or on terms acceptable to the Company.










Results of Operations

     The Company's total revenue in the first fiscal quarter of 1996 was $386 thousand, similar to the $403 thousand amount of revenue recognized in the first fiscal quarter of 1995. Total operating expenses in the first fiscal quarter of 1996 amounted to $525 thousand, versus operating expenses of $591 thousand in the first fiscal quarter of 1995.

     Of the $66 thousand decrease in operating expenses between the first fiscal quarter of 1996 and the first fiscal quarter of 1995, $20 thousand related to a decrease in cost of sales, and $46 thousand related to a decrease in selling general and administrative expenses. Most of the decrease in operating expenses was due to a $47 thousand decrease in payroll and related costs, as a result of personnel reductions in the third fiscal quarter of 1995. The remaining decrease in operating expenses between the fiscal quarters was primarily due to decreases in marketing and insurance expenses.

     Other expense increased $17 thousand, from $42 thousand in the first fiscal quarter of 1995 to $59 thousand in the first fiscal quarter of 1996. Other expense consisted almost exclusively of interest expense. The increase in interest expense in the first fiscal quarter of 1996 versus the first fiscal quarter of 1995 was due to a $450K increase in notes payable, the proceeds of which were received in the second and third fiscal quarters of 1995.

     The cumulative effect of these revenues and costs resulted in a net loss of $198 thousand, or $0.03 loss per share, in the first fiscal quarter of 1996, versus a net loss of $231 thousand, or $0.03 loss per share, in the first fiscal quarter of 1995.
























                              PART II OTHER INFORMATION




Item 1 through Item 5:         None


Item 6:                 Exhibits and Reports on Form 8-K

                        (a)    Exhibits:  None

                        (b)    Reports on Form 8-K:   None









































[TYPE]                         EX-27
[DESCRIPTION]                  ART. 5 FDS for 3RD QUARTER 10-Q
[ARTICLE]				 5

[PERIOD-TYPE]                             3-MOS
[FISCAL-YEAR-END]                       DEC-28-1996
[PERIOD-END]                            MAR-30-1996
[CASH]                                      1,084
[SECURITIES]                                    0
[RECEIVABLES]                             171,195
[ALLOWANCES]                                    0
[INVENTORY]                                49,026
[CURRENT-ASSETS]                          231,129
[PP&E]                                  1,013,851
[DEPRECIATION]                            792,035
[TOTAL-ASSETS]                            454,273
[CURRENT-LIABILITIES]                   2,645,321
[BONDS]                                         0
[COMMON]                                   77,808
[PREFERRED]                                     0
[OTHER-SE]                             (2,768,856)
[TOTAL-LIABILITY-AND-EQUITY]              454,273
[SALES]                                   386,482
[TOTAL-REVENUES]                          386,482
[CGS]                                     409,908
[TOTAL-COSTS]                             525,413
[OTHER-EXPENSES]                           58,752
[LOSS-PROVISION]                                0
[INTEREST-EXPENSE]                         59,097
[INCOME-PRETAX]                        (  197,683)
[INCOME-TAX]                                    0
[INCOME-CONTINUING]                    (  197,683)
[DISCONTINUED]                                  0
[EXTRAORDINARY]                                 0
[CHANGES]                                       0
[NET-INCOME]                           (  197,683)
[EPS-PRIMARY]                          (     0.03)
[EPS-DILUTED]                          (     0.03)














                            SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            Ceramics Process Systems Corporation
                                          (Registrant)






Date:        May 14, 1996                /s/Grant C. Bennett
                                         Grant C. Bennett
                                         President and Director
                                         (Principal Executive
                                          Officer)



Date:        May 14, 1996                 /s/Peter F. Valentine
                            	             Peter F. Valentine
                                          Controller and
                                          Treasurer
                                          (Principal Financial
                                           and Accounting Officer)