Form 10-Q
period 1996-06-29
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 1996-08-02
CIK 814676

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the period ended June 29, 1996
                 or
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

              APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of August 1, 1996: 7,917,504.




             CERAMICS PROCESS SYSTEMS CORPORATION

                          Form 10-Q

        For The Fiscal Quarter Ended June 29, 1996

                            Index



PART I:  FINANCIAL INFORMATION                               Page

         Item 1:  Consolidated Financial Statements           3-8

                  Consolidated Balance Sheets as of
                  June 29, 1996 and December 30,
                  1995      					        3-4

                  Consolidated Statements of Operations
                  for the fiscal quarters and six-month
                  periods ended June 29, 1996 and
                  July 1, 1995                                  5

                  Consolidated Statements of Cash Flows
                  for the six-month periods ended June 29,
                  1996 and July 1, 1995                         6

           		Notes to Consolidated Financial
                  Statements                                  7-8


         Item 2:  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                  8-9



PART II:     OTHER INFORMATION

             Items 1-6                                         10



Financial Data Schedule							   11



Signatures                                       		   12







PART I  FINANCIAL INFORMATION

                     ITEM 1  FINANCIAL STATEMENTS

	            CERAMICS PROCESS SYSTEMS CORPORATION

                      Consolidated Balance Sheets



                                     June 29,         December 30,
                                       1996               1995
ASSETS

Current Assets:
Cash                               $   14,344          $   32,127
Accounts receivable, trade            169,996             211,575
Inventories                            40,018              29,026
Prepaid expenses                       17,895              10,824
Other current assets                      150                 475

Total current assets                  242,403             284,027

Property and equipment:
Production equipment                  906,185             941,512
Furniture and office equipment         65,529              65,529

                                      971,714           1,007,041

Less accumulated depreciation
  and amortization                (   770,215)        (   765,635)

Net property and equipment            201,499             241,406

Deposits                                1,328                 953

Total Assets                       $  445,230          $  526,386



See accompanying notes to consolidated financial statements.









			   CERAMICS PROCESS SYSTEMS CORPORATION
                         Consolidated Balance Sheets

                                        June 29,         December 30,
                                          1996               1995
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable                     $   182,914        $   176,494
Accrued expenses                         721,138            523,257
Current portion of convertible
  notes payable:
    Related parties                      920,000            920,000
    Other                                900,000            900,000

Total current liabilities              2,724,052          2,519,751

Convertible notes payable
  less current portion:
    Related parties                           --                 --
    Other                                500,000            500,000

Total Liabilities                      3,224,052          3,019,751

Stockholders' equity (deficit)
  Common stock, $0.01 par value.
    Authorized 15,000,000 shares;
    issued 7,940,387 shares at
    June 29, 1996 and 7,780,766
    at December 30, 1995                  79,404             77,808
  Preferred stock, $.01 par value.
    Authorized 5,000,000 shares;
    no shares issued and outstanding          --                 --

Additional paid-in capital            30,480,856         30,457,384

Accumulated deficit                  (33,278,247)      ( 32,967,722)

                                     ( 2,717,987)      (  2,432,530)
Less treasury stock, at cost,
  22,883 common shares               (    60,835)      (     60,835)

Total stockholders' equity (deficit) ( 2,778,822)      (  2,493,365)

Total Liabilities and Stockholders'
  Equity (Deficit)                    $  445,230        $   526,386

See accompanying notes to consolidated financial statements.




                     CERAMICS PROCESS SYSTEMS CORPORATION


                     Consolidated Statements of Operations


                                                   Six-Month Periods
                           Fiscal Quarters Ended          Ended
                            June 29,    July 1,    June 29,    July 1,
                              1996       1995        1996       1995
Revenue:

Product sales              $ 326,727  $ 258,445  $  713,209  $  659,240
License agreements            85,000         --      85,000       2,000

Total revenue                411,727    258,445     798,209     661,240

Operating expenses:

 Cost of product sales       369,169    359,420     779,077     789,512
 Selling, general, and
   administrative            119,910    226,269     235,415     387,694

Total operating expenses     489,079    585,689   1,014,492   1,177,206

Operating income (loss)   (   77,352)(  327,244)(   216,283)(   515,966)

Other income (expense),net(   35,490)(   51,654)(    94,242)(    93,954)

Net income (loss)         ($ 112,842)($ 378,898)($  310,525)($  609,920)

Net income (loss) per
  share                     ($0.01)    ($0.05)     ($0.04)     ($0.08)

Weighted average number
  of common and common
  equivalent shares
  outstanding              7,917,504  7,690,613   7,837,694  7,646,594


See accompanying notes to consolidated financial statements.









                    CERAMICS PROCESS SYSTEMS CORPORATION

                    Consolidated Statements of Cash Flows

                                             Six-Month Periods Ended
                                             June 29,         July 1,
                                              1996             1995

Cash flows from operating activities:
  Net income (loss)                        ($ 310,525)     ($ 609,920)
  Adjustments to reconcile net loss
    to cash provided by (used in)
    operating activities:
      Depreciation & amortization              52,800          68,918
      Settlement of interest obligation        25,068          46,986
      Gain on sale of property and
        equipment                          (   24,500)             --
      Changes in assets and liabilities:
        Accounts receivable, trade             41,579         113,313
        Inventories                        (   10,992)         15,962
        Prepaid expenses                   (    7,071)          8,095
        Other current assets                      325          24,094
        Accounts payable                        6,420      (   50,126)
        Accrued expenses                      197,881      (   14,387)
        Deferred revenue                           --      (    6,300)
          Net cash used in operating
            activities                     (   29,015)     (  403,365)

Cash flows from investing activities:
  Additions to property and equipment      (   12,893)     (   37,706)
  Disposal of property and equipment           24,500              --
  Net change in deposits                   (      375)          1,090
    Net cash (used in) provided by
      investing activities                     11,232      (   36,616)

Cash flows from financing activities:
  Repayment of capital lease obligations           --      (    7,532)
  Proceeds from issuance of convertible
    notes payable                                  --         250,000
    Net cash provided by financing
      activities                                   --         242,468

Net decrease in cash                       (   17,783)     (  197,513)
Cash at beginning of period                    32,127         252,503
Cash at end of period                       $  14,344       $  54,990

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

      The accompanying financial statements for the fiscal quarters and six-month periods ended June 29, 1996 and July 1, 1995, and the financial position as of December 30, 1995, are unaudited. In the opinion of management, the unaudited consolidated financial statements of CPS reflect all adjustments necessary to present fairly the financial position and results of operations for such periods.

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

(4)  Inventory
      Inventories consist of the following:

                                     June 29,        December 30,
                                       1996              1995
Raw materials                        $ 18,391          $  7,399
Work in process                         8,970             8,970
Finished goods                         12,657            12,657
                                     $ 40,018          $ 29,026







(5)  Accrued Expenses
      Accrued expenses consist of the following:

                                     June 29,        December 30,
                                       1996              1995
Accrued legal and accounting        $ 172,281         $ 150,549
Accrued interest                      310,453           219,839
Accrued payroll                        69,474            67,364
Due to Kilburn Isotronics              98,551            57,713
Accrued material and equipment
     costs                             62,979            27,792
Advances                                7,400                --
                                    $ 721,138         $ 523,257

ITEM 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Financial Condition

      The Company incurred a net loss in the second fiscal quarter of 1996 in the amount of $113 thousand, versus a net loss of $379 thousand in the second fiscal quarter of 1995. The Company's cash balance at June 29, 1996 and at December 30, 1995 was $14 thousand and $32 thousand, respectively.

      The Company's financial performance improved in the fiscal quarter ended June 29, 1996, versus the similar time period in 1995, primarily due to a $68 thousand increase in product shipments and the receipt of $85 thousand in revenue associated with a license agreement entered into by the Company and a customer in the second fiscal quarter of 1996. Additionally, there was a $97 thousand decrease in total operating expenses in the fiscal quarter ended June 29, 1996, versus the similar 1995 time period, primarily due to a $106 thousand reduction in selling, general and operating expenses in the second fiscal quarter of 1996.

	The Company's entire operations are currently housed in a leased facility in Chartley, Massachusetts. The Company is operating in the Chartley facility as a tenant at will.

	Through the first six months of 1996, the Company has financed its working capital requirements through its operations. In 1996 the Company expects that it will require working capital support from external financing in order to meet its operating needs, and there is no assurance that adequate funds will be available or on terms acceptable to the Company.






Results of Operations

      The Company's total revenue was $412 thousand and $798 thousand for the fiscal quarter and six-month period ended June 29, 1996, respectively, while total revenue for the fiscal quarter and six-month period ended July 1, 1995 was $258 thousand and $661 thousand, respectively. The increase in total revenue of $153 thousand and $137 thousand for the fiscal quarter and six-month period ended June 29, 1996, respectively, versus similar time periods in 1995 resulted from increased product shipments made to meet customer demand in 1996, and the receipt of $85 thousand in revenue from a license agreement entered into by the Company and a customer in the second fiscal quarter of 1996. Product sales amounted to $327 thousand and $713 thousand for the fiscal quarter and six-month period ended June 29, 1996, respectively, representing increases of $68 thousand and $54 thousand, respectively, over similar 1995 time periods. License revenue amounted to $85 thousand for both the fiscal quarter and six-month period ended June 29, 1996, versus no license revenue and $2 thousand in license revenue for the fiscal quarter and six-month period ended July 1, 1995, respectively.

	The Company's gross margin on product sales was a negative gross margin of $42 thousand and a negative gross margin of $66 thousand for the fiscal quarter and six-month period ended June 29, 1996, respectively, versus negative gross margins of $101 thousand and $130 thousand for the fiscal quarter and six-month periods ended July 1, 1996, respectively. The improvement in gross margins primarily resulted from sales of higher margin products in 1996.

	Selling, general, and administrative expenses were $120 thousand in the fiscal quarter ended June 29, 1996 versus $226 thousand in the fiscal quarter ended July 1, 1995. Selling, general, and administrative expenses for the six-month periods ended June 29, 1996 and July 1, 1995 were $235 thousand and $388 thousand, respectively. The decrease in selling, general, and administrative expenses in 1996 was due to a decrease in costs associated with personnel reductions in the third fiscal quarter of 1995 and tighter controls over administrative costs in 1996, including insurance and travel.

	Other income (expense) principally consisted of interest expense accrued on the Company's outstanding notes payable. Total interest expense for the quarter and six-month period ended June 29, 1996 amounted to $60 thousand and $119 thousand, respectively. Total interest expense for the quarter and six-month period ended July 1, 1995 amounted to $53 thousand and $100 thousand, respectively.

      The cumulative effect of these revenues and costs resulted in net losses of $113 thousand, or $0.01 per share, and $311 thousand, or $0.04 per share, for the fiscal quarter and six-month period ended June 29, 1996, respectively, and net losses of $379 thousand, or $0.05 per share, and $610 thousand, or $0.08 per share, for the fiscal quarter and six-month period ended July 1, 1995, respectively.




               PART II OTHER INFORMATION




Item 1 through Item 5:         None


Item 6:                 Exhibits and Reports on Form 8-K

                        (a)    Exhibits:  None
                        (b)    Reports on Form 8-K:  None









































[TYPE]                            EX-27
[DESCRIPTION]                     ART. 5 FDS FOR 3RD QUARTER 10-Q
[ARTICLE]                         5
[S]                                             [C]
[PERIOD-TYPE]                                  6-MOS
[FISCAL-YEAR-END]                            DEC-28-1996
[PERIOD-END]                                 JUNE-29-1996
[CASH]                                           14,344
[SECURITIES]                                          0
[RECEIVABLES]                                   169,996
[ALLOWANCES]                                          0
[INVENTORY]                                      40,018
[CURRENT-ASSETS]                                242,403
[PP&E]						                                    971,714
[DEPRECIATION]						                            770,215
[TOTAL-ASSETS]						                            445,230
[CURRENT-LIABILITIES]                         2,724,052
[BONDS]                                               0
[COMMON]							                                  79,404
[PREFERRED-MANDATORY]				                             0
<PREFERRED						                                     	0
<OTHER-SE			                                 (2,858,226)
[TOTAL-LIABILITY-AND-EQUITY]				                445,230
[SALES]							                                  798,209
[TOTAL-REVENUES]						                          798,209
[CGS]								                                   779,077
[TOTAL-COSTS]					                            1,014,492
[OTHER-EXPENSES]				                             94,242
[LOSS-PROVISION]							                               0
[INTEREST-EXPENSE]					                         119,212
[INCOME-PRETAX]					                         (  310,525)
[INCOME-TAX]					                                     0
[INCOME-CONTINUING]				                      (  310,525)
[DISCONTINUED]							                                 0
[EXTRAORDINARY]							                                0
[CHANGES]								                                     0
[NET-INCOME]					                            (  310,525)
[EPS-PRIMARY]					     	                        (  0.04)
[EPS-DILUTED]					                              (  0.04)















                            SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            Ceramics Process Systems Corporation
                                          (Registrant)







Date:        August 2, 1996              /s/Grant C. Bennett
                                         Grant C. Bennett
                                         President and Director
                                         (Principal Executive
                                          Officer)



Date:        August 2, 1996               /s/Peter F. Valentine
                                          Peter F. Valentine
                                          Controller and
                                          Treasurer
                                          (Principal Financial
                                          and Accounting Officer)