Form 10-Q/A
period 1995-09-30
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 1996-11-06
CIK 814676

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q/A

AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934


For the period ended June 29, 1996		Commission File No. 0-16088


             CERAMICS PROCESS SYSTEMS CORPORATION
  (Exact Name of Registrant as Specified in its Charter)

        Delaware                 		    04-2832509
(State or Other Jurisdiction     	       (I.R.S. Employer
of Incorporation or Organization)	       Identification No.)
111 South Worcester Street, P.O. Box 338,
Chartley, Massachusetts             		02712
(Address of Principal Executive Offices)      (Zip Code)

Registrant's Telephone Number, including Area Code:
508-222-7282

Securities registered pursuant to Section 12(b) of the Act:
None.

Securities registered pursuant to Section 12(g) of the Act:
Title of each class:	Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
     [X]  No                                     [ ] Yes

              APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of August 1, 1996: 7,917,504.







Ceramics Process Systems Corporation hereby states its Financial Data Schedule required by Item 601(c) of Regulation S-K in its entirety as follows:


[TYPE]                            EX-27
[DESCRIPTION]                     ART. 5 FDS FOR 2ND QUARTER 10-Q
[ARTICLE]                         5
[S]                                             [C]
[PERIOD-TYPE]                                  6-MOS
[FISCAL-YEAR-END]                            DEC-28-1996
[PERIOD-END]                                 JUNE-29-1996
[CASH]                                           14,344
[SECURITIES]                                          0
[RECEIVABLES]                                   169,996
[ALLOWANCES]                                          0
[INVENTORY]                                      40,018
[CURRENT-ASSETS]                                242,403
[PP&E]						      971,714
[DEPRECIATION]						770,215
[TOTAL-ASSETS]						445,230
[CURRENT-LIABILITIES]                         2,724,052
[BONDS]                                               0
[COMMON]							 79,404
[PREFERRED-MANDATORY]				            0		  [PREFERRED]								0
[OTHER-SE]                                   <2,858,226>
[TOTAL-LIABILITY-AND-EQUITY]				445,230
[SALES]							798,209
[TOTAL-REVENUES]						798,209
[CGS]								779,077
[TOTAL-COSTS]					    1,014,492
[OTHER-EXPENSES]				             94,242
[LOSS-PROVISION]							0
[INTEREST-EXPENSE]					119,212
[INCOME-PRETAX]					   (  310,525)
[INCOME-TAX]					            0
[INCOME-CONTINUING]				   (  310,525)
[DISCONTINUED]							0
[EXTRAORDINARY]							0
[CHANGES]								0
[NET-INCOME]					   (  310,525)
[EPS-PRIMARY]					     	(  0.04)
[EPS-DILUTED]					      (  0.04)










                            SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            Ceramics Process Systems Corporation
                                          (Registrant)







Date:        November 6, 1996            /s/Grant C. Bennett
                                         Grant C. Bennett
                                         President and Director
                                         (Principal Executive
                                          Officer)



Date:        November 6, 1996             /s/Peter F. Valentine
                                          Peter F. Valentine
                                          Controller and
                                          Treasurer
                                          (Principal Financial
                                          and Accounting Officer)