Form 10-Q
period 1996-09-28
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 1996-11-06
CIK 814676

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the period ended September 28, 1996
                 or
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

              APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of November 1, 1996: 7,917,504.








            CERAMICS PROCESS SYSTEMS CORPORATION

                          Form 10-Q

        For The Fiscal Quarter Ended September 28, 1996

                            Index



PART I:  FINANCIAL INFORMATION                               Page

         Item 1:  Consolidated Financial Statements           3-8

                  Consolidated Balance Sheets as of
                  September 28, 1996 and December 30,
                  1995      					        3-4

                  Consolidated Statements of Operations
                  for the fiscal quarters and nine-month
                  periods ended September 28, 1996 and
                  September 30, 1995                            5

                  Consolidated Statements of Cash Flows
                  for the nine-month periods ended
                  September 28, 1996 and September 30,
                  1995                                          6

           		Notes to Consolidated Financial
                  Statements                                  7-8


         Item 2:  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                  8-9



PART II:     OTHER INFORMATION

             Items 1-6                                         10



Financial Data Schedule							   11



Signatures                                       		   12





                     PART I  FINANCIAL INFORMATION

                     ITEM 1  FINANCIAL STATEMENTS

	            CERAMICS PROCESS SYSTEMS CORPORATION

                      Consolidated Balance Sheets



                                   September 28,      December 30,
                                       1996               1995
ASSETS

Current Assets:
Cash                               $   51,833          $   32,127
Accounts receivable, trade            320,152             211,575
Inventories                            29,026              29,026
Prepaid expenses                       11,783              10,824
Other current assets                    5,116                 475

Total current assets                  417,910             284,027

Property and equipment:
Production equipment                  999,032             941,512
Furniture and office equipment         66,967              65,529

                                    1,065,999           1,007,041

Less accumulated depreciation
  and amortization                (   796,615)        (   765,635)

Net property and equipment            269,384             241,406

Deposits                                1,328                 953

Total Assets                       $  688,622          $  526,386





See accompanying notes to consolidated financial statements.




			   CERAMICS PROCESS SYSTEMS CORPORATION
                    Consolidated Balance Sheets (Continued)

                                      September 28,      December 30,
                                          1996               1995
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable                     $   163,830        $   176,494
Accrued expenses                         687,788            523,257
Deferred revenue                         426,802                 --
Current portion of notes
  payable:
    Related parties                      920,000            920,000
    Other                                900,000            900,000

Total current liabilities              3,098,420          2,519,751

Notes payable less
  current portion:
    Related parties                           --                 --
    Other                                500,000            500,000

Total Liabilities                      3,598,420          3,019,751

Stockholders' equity (deficit):
  Common stock, $0.01 par value.
    Authorized 15,000,000 shares;
    issued 7,940,387 shares at
    September 28, 1996 and
    7,780,766 at December 30, 1995        79,404             77,808

  Preferred stock, $.01 par value.
    Authorized 5,000,000 shares;
    no shares issued and outstanding          --                 --

Additional paid-in capital            30,480,856         30,457,384

Accumulated deficit                  (33,409,223)      ( 32,967,722)

                                     ( 2,848,963)      (  2,432,530)
Less treasury stock, at cost,
  22,883 common shares               (    60,835)      (     60,835)

Total stockholders' equity (deficit) ( 2,909,798)      (  2,493,365)

Total Liabilities and Stockholders'
  Equity (Deficit)                    $  688,622        $   526,386


See accompanying notes to consolidated financial statements.



                     CERAMICS PROCESS SYSTEMS CORPORATION


                     Consolidated Statements of Operations


                                                   Nine-Month Periods
                           Fiscal Quarters Ended          Ended
                            Sept. 28,  Sept. 30,   Sept. 28,  Sept. 30,
                              1996       1995        1996       1995
Revenue:

Product sales              $ 581,108  $ 244,799  $ 1,294,31  $  904,039
License agreements                --         --      85,000       2,000
Total revenue                581,108    244,799   1,379,317     906,039

Operating expenses:

Cost of product sales        554,217    346,812   1,333,294   1,136,324
Selling, general, and
   administrative            103,851    116,019     339,266     503,713
Total operating expenses     658,068    462,831   1,672,560   1,640,037

Operating income (loss)   (   76,960)(  218,032)(   293,243)(   733,998)

Other income (expense),net(   54,016)(   56,838)(   148,258)(   150,792)

Net income (loss)         ($ 130,976)($ 274,870)($  441,501)($  884,790)

Net income (loss) per
  share                     ($0.02)    ($0.04)     ($0.06)     ($0.12)

Weighted average number
  of common and common
  equivalent shares
  outstanding              7,917,504  7,690,613   7,853,656  7,659,800





See accompanying notes to consolidated financial statements.





                    CERAMICS PROCESS SYSTEMS CORPORATION

                    Consolidated Statements of Cash Flows

                                             Nine-Month Periods Ended
                                          September 28,    September 30,
                                              1996             1995

Cash flows from operating activities:
  Net income (loss)                        ($ 441,501)     ($ 884,790)
  Adjustments to reconcile net loss
    to cash provided by (used in)
    operating activities:
      Depreciation & amortization              79,200          98,917
      Settlement of interest obligation        25,068          72,053
      Gain on sale of property and
        equipment                          (   27,500)             --
      Changes in assets and liabilities:
        Accounts receivable, trade         (  108,577)         93,866
        Inventories                                --      (    3,989)
        Prepaid expenses                   (      959)          6,035
        Other current assets               (    4,641)         24,269
        Accounts payable                   (   12,664)     (   47,715)
        Accrued expenses                      426,802      (    6,300)
        Deferred revenue                      164,531          23,683
Net cash provided by (used in)
  operating activities                         99,759      (  623,971)

Cash flows from investing activities:
  Additions to property and equipment      (  107,178)     (   39,279)
  Disposal of property and equipment           27,500              --
  Net change in deposits                   (      375)          1,570
Net cash used in investing
  activities                               (   80,053)     (   37,709)

Cash flows from financing activities:
  Repayment of capital lease obligations           --      (    7,532)
  Proceeds from issuance of notes
      payable                                      --         450,000
    Net cash provided by financing
      activities                                   --         442,468

Net increase (decrease) in cash                19,706      (  219,212)
Cash at beginning of period                    32,127         252,503
Cash at end of period                       $  51,833       $  33,291



See accompanying notes to consolidated financial statements.



               CERAMICS PROCESS SYSTEMS CORPORATION

            Notes to Consolidated Financial Statements
                           (Unaudited)

(1)  Nature of Business
      Ceramics Process Systems Corporation ("the Company"), incorporated on June 19, 1984, is engaged in the design, development, and manufacture of advanced ceramic and composite products for the electronics and defense industries.

(2)  Interim Consolidated Financial Statements
      As permitted by the rules of the Securities and Exchange
Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles.

      The accompanying financial statements for the fiscal quarters and nine-month periods ended September 28, 1996 and September 30, 1995, and the financial position as of December 30, 1995, are unaudited. In the opinion of management, the unaudited consolidated financial statements of CPS reflect all adjustments necessary to present fairly the financial position and results of operations for such periods.

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

(4)  Inventory
      Inventories consist of the following at September 28, 1996 and December 30, 1995:

Raw materials                        $  7,399
Work in process                         8,970
Finished goods                         12,657
                                     $ 29,026






(5)  Accrued Expenses
      Accrued expenses consist of the following:

                                   September 28,     December 30,
                                       1996              1995
Accrued legal and accounting       $  182,766        $  150,549
Accrued interest                      363,294           219,839
Accrued payroll                        58,969            67,364
Due to Kilburn Isotronics              22,043            57,713
Accrued material and equipment
     costs                             60,716            27,792
                                   $  687,788        $  523,257

ITEM 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Financial Condition

      The Company incurred a net loss in the third fiscal quarter of 1996 in the amount of $131 thousand, versus a net loss of $275 thousand in the third fiscal quarter of 1995. The Company's cash balance at September 28, 1996 and December 30, 1995 was $52 thousand and $32 thousand, respectively.

      The Company's financial performance improved in the fiscal quarter ended September 28, 1996, versus the fiscal quarter ended September 30, 1995, due to a $336 thousand increase in product shipments, partially offset by a corresponding $207 thousand increase in associated cost of sales during this same time period. Additionally, selling, general, and administrative expenses decreased $12 thousand in the third fiscal quarter of 1996 versus the third fiscal quarter of 1995.

	The Company's entire operations are currently housed in a leased facility in Chartley, Massachusetts. The Company is operating in the Chartley facility as a tenant at will.

	Through the first nine months of 1996, the Company has financed its working capital requirements through sales of its products and cash received in the second and third fiscal quarters of 1996 from a license agreement entered into by the Company and a customer. The Company expects that for the remainder of 1996 it will continue to be able to fund its recurring working capital requirements through operations.

      During the year certain notes payable have matured. Although the Company seeks to modify the original terms of these notes, it is unable to repay the matured balances at this time and there is no assurance that the notes will be modified on terms acceptable to the Company.


Results of Operations
      The Company's total revenue was $581 thousand and $1,379 thousand for the fiscal quarter and nine-month period ended September 28, 1996, respectively, while total revenue for the fiscal quarter and nine-month period ended September 30, 1995 was $245 thousand and $906 thousand, respectively. Revenue recognized in the fiscal quarters ended September 28, 1996 and September 30, 1995 was derived solely from product sales. The increase in product sales in the third fiscal quarter of 1996 versus the similar 1995 time period amounted to $336 thousand and resulted from increased customer demand in 1996. The increase in total revenue for the first nine months of 1996 versus the first nine months of 1995, in the amount of $473 thousand, resulted from a $390 thousand increase in product sales, from $904 thousand for the first nine months of 1995, to $1,294 thousand for the first nine months of 1996, and an $83 thousand increase in license revenue for the first nine months of 1996 versus the first nine months of 1995, from $2 thousand for the first nine months of 1995, to $85 thousand for the first nine months of 1996. The increase in license revenue for the nine-month period ended September 28, 1996 versus the nine-month period ended September 30, 1995 was due to the receipt of $85 thousand in revenue from a license agreement entered into by the Company and a customer in the second fiscal quarter of 1996.

      The Company's gross margin on product sales was a positive gross margin of $27 thousand and a negative gross margin of $39 thousand for the fiscal quarter and nine-month period ended September 28, 1996, respectively, versus negative gross margins of $102 thousand and $232 thousand for the fiscal quarter and nine-month periods ended September 30, 1995, respectively. The improvement in gross margins resulted from increased sales volume and sales of higher margin products in 1996.

	Selling, general, and administrative expenses were $104 thousand and $339 thousand for the fiscal quarter and nine-month period ended September 28, 1996, respectively, versus selling, general, and administrative expenses of $116 thousand and $504 thousand for the fiscal quarter and nine-month period ended September 30, 1995, respectively. The decrease in selling, general, and administrative expenses in 1996 versus similar time periods in 1995 was due to personnel reductions made in the third fiscal quarter of 1995 and tighter controls over administrative costs in 1996.

	Other income (expense) principally consisted of interest expense accrued on the Company's outstanding notes payable. Total interest expense for the fiscal quarter and nine-month period ended September 28, 1996 amounted to $59 thousand and $178 thousand, respectively. Total interest expense for the fiscal quarter and nine-month period ended September 30, 1995 amounted to $58 thousand and $158 thousand, respectively.

      The cumulative effect of these revenues and costs resulted in net losses of $131 thousand, or $0.02 per share, and $442 thousand, or $0.06 per share, for the fiscal quarter and nine-month period ended September 28, 1996, respectively, and net losses of $275 thousand, or $0.04 per share, and $885 thousand, or $0.12 per share, for the fiscal quarter and nine-month period ended September 30, 1995, respectively.



               PART II OTHER INFORMATION




Item 1 through Item 2:        None


Item 3:                  	Defaults upon Senior Securities

					Certain notes payable held by the Company
                              matured in 1996.  The Company defaulted on
                              payment of principal and interest of these
                              notes payable at their maturity dates.
		                            Although the Company seeks to modify the
                              original maturity dates of these notes
                              payable with the respective noteholders,
                              there is no assurance that the notes will
                              be modified on terms acceptable to the
                              Company.  The default of these notes
                              payable at September 28, 1996, is
                              summarized as follows:

										 Accrued
								Principal	 Interest

					Related Parties	$ 920,000	$ 189,300
					Other			$ 700,000	$ 131,844


Item 4 through Item 5:  	None


Item 6:				Exhibits and Reports on Form 8-K

                        (a)    Exhibits:  None
                        (b)    Reports on Form 8-K:  None


















[TYPE]                            EX-27
[DESCRIPTION]                     ART. 5 FDS FOR 3RD QUARTER 10-Q
[ARTICLE]                         5
[S]                                             [C]
[PERIOD-TYPE]                                  9-MOS
[FISCAL-YEAR-END]                            DEC-28-1996
[PERIOD-END]                                SEPT-28-1996
[CASH]                                           51,833
[SECURITIES]                                          0
[RECEIVABLES]                                   320,152
[ALLOWANCES]                                          0
[INVENTORY]                                      29,026
[CURRENT-ASSETS]                                417,910
[PP&E]						    1,065,999
[DEPRECIATION]						796,615
[TOTAL-ASSETS]						688,622
[CURRENT-LIABILITIES]                         3,098,420
[BONDS]                                               0
[COMMON]							 79,404
[PREFERRED-MANDATORY]				            0		  [PREFERRED]								0
[OTHER-SE]                                   (2,989,202)
[TOTAL-LIABILITY-AND-EQUITY]				688,622
[SALES]						    1,379,317
[TOTAL-REVENUES]				          1,379,317
[CGS]						          1,333,294
[TOTAL-COSTS]					    1,672,560
[OTHER-EXPENSES]				            148,258
[LOSS-PROVISION]							0
[INTEREST-EXPENSE]					177,886
[INCOME-PRETAX]					   (  441,501)
[INCOME-TAX]					            0
[INCOME-CONTINUING]				   (  441,501)
[DISCONTINUED]							0
[EXTRAORDINARY]							0
[CHANGES]								0
[NET-INCOME]					   (  441,501)
[EPS-PRIMARY]					     	(  0.06)
[EPS-DILUTED]					      (  0.06)















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