Form 10-K
period 1995-12-30
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 1997-03-07
CIK 814676

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the fiscal year ended December 30, 1995
-------------------------------------------
                                       or
[ ] Transition  Report  Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934,  for the  transition  period from        to

Commission file number:     0-16088

                      CERAMICS PROCESS SYSTEMS CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                                        04-2832509
---------------------------------                             ------------------------------------
(State or other jurisdiction                                  (I.R.S. Employer Identification No.)
of incorporation or organization)

111 South Worcester Street, P.O. Box 338, Chartley, Massachusetts              02712
-----------------------------------------------------------------            ----------
(Address of principal executive offices)                                     (Zip Code)

Registrant's telephone no., including area code: 508-222-0614
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value, $0.01 per share
                    ----------------------------------------
                                 (Title of class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was $2,157,614 based on the average of the reported closing bid and asked prices for the Common Stock on January 23, 1997 as reported on the OTC Bulletin Board.

Number of shares of Common Stock outstanding as of January 23, 1997: 7,917,504 shares.

Documents incorporated by reference.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I

--------------------------------------------------------------------------------
ITEM 1.  BUSINESS.

         Ceramics Process Systems Corporation (the "Company" or "CPS") develops, manufactures, and markets advanced metal-matrix composite and ceramic components used to house and interconnect microelectronic devices. These components are typically in the form of housings, packages, lids, substrates, thermal planes, or heat sinks. The Company's products are used in applications where thermal management is important such as power amplifiers for wireless communications, power modules for motor controllers, and transmit and receive modules for radar and electronic warfare.

         The Company's products are manufactured by proprietary processes the Company has developed such as the Quickset(TM) Injection Molding Process ("Quickset Process") and the QuickCast(TM) Pressure Infiltration Process ("QuickCast Process").

         Although the Company's focus is the microelectronics market, the Company participates in other markets through licensing its technology to corporations who manufacture and sell products in these other markets.

         In fiscal 1995, more than 99% of the Company's total revenue was derived from manufactured products, and less than 1% from licensing fees, versus fiscal 1994 and fiscal 1993 in which 97%, 3%, and less than 1%, and 72%, 12%, and 16%, respectively, of total revenues was derived from manufactured products, research contracts, and licensing fees, respectively.

         The Company was incorporated in Massachusetts in 1984. The Company reincorporated in Delaware in April 1987, through merger into its wholly-owned Delaware subsidiary organized for purposes of the reincorporation. In July 1987, the Company completed its initial public offering of 1.5 million shares of its Common Stock.

Markets and Products
--------------------

         The manufacture of microelectronic systems is comprised of three key steps: (1) the integration of transistors into integrated circuits ("ICs"), (2) the integration of ICs on boards or modules, and (3) the integration of boards and modules into systems. The Company produces products for the second and third steps described above - products used to integrate ICs on boards, and used to integrate boards and modules into systems.

         The Company believes that as the complexity, speed, and density of electronic devices continues to increase, the market will grow for advanced packaging and interconnecting products which have a thermal coefficient of expansion match to ICs, and which provide for the efficient removal of heat from the system while providing the necessary mechanical and electrical properties.

         The metal-matrix composite aluminum silicon carbide ("Al-SiC"), manufactured using the Company's proprietary processes, is a material system which meets all these requirements and which is finding acceptance in the marketplace as a replacement for copper, copper-tungsten, copper-moly, and graphite. The Company's aluminum nitride ("AlN") ceramic components, and high-purity aluminum oxide ("Al2O3") ceramic components are used in applications where high thermal conductivity and high circuit density are required, respectively.

         In fiscal 1995, Motorola Corporation, Texas Instruments, and Hughes Corporation accounted for 27%, 21%, and 11% of total revenues, respectively. In fiscal 1994 and fiscal 1993, these same companies accounted for 1%, 23%, and 19%, and less than 1%, 2%, and 11% respectively, of total revenue. In fiscal 1995, 54% of the Company's total revenue resulted from defense-related business and 46% was from commercial or non-defense related business.

Strategic Partnerships In Other Market Areas
--------------------------------------------

         In addition to its primary focus in the microelectronics market, the Company participates in other markets through licensing its technology to corporations who manufacture and sell products in these other markets.

         Companies who are licensees of CPS technology include Carpenter Technology Corporation ("CarTech"), Aluminum Corporation of America ("Alcoa"), and Vesuvius International ("Vesuvius"). In fiscal 1995, CPS recognized no income from license agreements with these companies.

         In 1991, CPS and Sopretac, a subsidiary of Vallourec of Boulogne, France, established a joint venture, Metals Process Systems ("MPS"), to market on a worldwide basis, licenses to use the Quickset Process for metal injection molding. At December 30, 1995 the Company owned 40% of the voting stock in MPS (see Patents and Trade Secrets), and Sopretac owned 60%. The Company accounted for its investment in MPS under the equity method and did not recognize any income or dividends from the joint venture in 1995. In 1996, the Company's ownership interest in MPS was reduced to less than 1%, based on additional investment in MPS by Sopretac.

Research and Development
------------------------

         All of the research, development and engineering costs incurred for the years 1993 through 1995 pertained to partially externally funded research and development contracts. In fiscal 1995, the Company did not incur any costs for research and development. In fiscal 1994 and 1993, the Company incurred research, development and engineering costs in the amounts of $0.04 million, and $0.3 million, respectively.

Availability of Raw Materials
-----------------------------

         The Company uses a variety of raw materials from numerous domestic and foreign suppliers. These materials are primarily ceramic and metal powders and chemicals. Other than certain precious metals, of which little is used by the Company, the raw materials used by the Company are available from domestic and foreign sources and none is believed to be scarce or restricted for national security reasons.

Patents and Trade Secrets
-------------------------

         As of December 30, 1995 the Company had 17 United States patents. The Company also had several international patent applications pending. The Company's licensees have rights to use certain patents as defined in their respective license agreements. The Company has granted co-ownership of five of its patents and licensing rights to MPS in exchange for its equity ownership in MPS. Under terms of the agreement, MPS has the exclusive right to use such patents in the area of metal powders and the Company has the exclusive right to use such patents in all other areas, provided, however, that MPS has granted to the Company a non-exclusive license to use the patents in the area of metal powders.

         The Company intends to continue to apply for domestic and foreign patent protection in appropriate cases. In other cases, the Company believes it may be better served by reliance on trade secret protection. In all cases, the Company intends to seek protection for its technological developments to preserve its competitive position.

Backlog and Contracts
---------------------

         As of December 30, 1995, the Company had a product backlog of $0.9 million, compared with a product backlog of $1.1 million at December 31, 1994. The Company shipped 54% of the year-end 1995 product backlog in 1996.

Competition
-----------

         The Company has developed and expects to continue to develop products for a number of different markets and will encounter competition from different producers of ceramic and non-ceramic products. PCC Composites, Lanxide Electronic Products, and Alcoa are the Company's primary competitors in the metal matrix composite business. Kyocera Corporation and Toshiba Corporation of Japan are the primary competitors in the aluminum nitride component business. Kyocera Corporation and ACX Corporation are the primary competitors in the aluminum oxide component business.

         The Company believes that the principal competitive factors in its markets include technical competence, product performance, quality, reliability, price, corporate reputation, and strength of sales and marketing resources. The Company believes its proprietary processes, reputation, and the price at which it can offer products for sale will enable it to compete successfully in the advanced microelectronics markets. However, many of the American and foreign companies now producing or developing products for the advanced ceramic market have far greater financial and sales and marketing resources than the Company, which may enable them to develop and market products which would compete against those developed by the Company.

Government Regulation
---------------------

         The Company produces non-nuclear, non-medical hazardous waste in its development and manufacturing operations. The disposal of such waste is governed by state and federal regulations.

         Various customers, vendors, and collaborative development agreement partners of the Company may reside abroad, thereby possibly involving export and import of raw materials, intermediate products, and finished products, as well as potential technology transfer abroad under the respective collaborative development agreements. These types of activities are regulated by the Bureau of Export Administration of the United States Department of Commerce.

         The Company performs and solicits various contracts from the United States government agencies and also sells to other government contractors.

Employees
---------

         As of year-end 1995, the Company and its wholly-owned subsidiary, CPS Superconductor Corporation ("CPSS"), had 18 full-time employees, of whom 14 were engaged in manufacturing and engineering, and 4 in administration. The Company also employs temporary employees as needed to support production and program requirements.

         None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be excellent.

ITEM 2.  PROPERTIES.

         In February, 1994, the Company relocated its corporate headquarters, manufacturing operations, engineering activities, and research and development laboratories to a leased facility in Chartley, Massachusetts. The Company is operating at the Chartley facility as a tenant at will. Prior to its relocation to Chartley, the Company was headquartered in a leased facility in Milford, Massachusetts.

         During 1993, the Company also entered into a five year lease for a facility in Hopkinton, Massachusetts. In 1994, the Company used the Hopkinton facility for storage and warehousing. In 1995, the Company reached an agreement with the lessor to terminate the lease effective January 31, 1995.

         The Company's rental expenses for operating leases was $68 thousand, $147 thousand and $217 thousand in 1995, 1994 and 1993, respectively.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any litigation which could have a material adverse effect on the Company or its business and is not aware of any pending or threatened material litigation against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 30, 1995.


PART II

--------------------------------------------------------------------------------
ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         On January 23, 1997, the Company had 301 shareholders of record. The high and low closing bid prices of the Company's common stock for each quarter during the years ended December 30, 1995, and December 31, 1994, are shown below.


--------------------------------------------------------------------

                              1995                        1994
                        ----------------            ----------------
                        High        Low              High      Low
                        ----        ----            -----      -----
1st Quarter              1/2         3/8            15/16       9/16
2nd Quarter              1/2         3/8              7/8      11/16
3rd Quarter              1/2         3/8            11/16        3/8
4th Quarter             7/16        5/16            11/16        1/2

--------------------------------------------------------------------



         The Company has never paid cash dividends on its Common Stock. The Company currently plans to reinvest its earnings, if any, for use in the business and does not intend to pay cash dividends in the foreseeable future. Future dividend policy will depend, among other factors, upon the Company's earnings and financial condition.

         The Company's Common Stock is traded on the Over-the-Counter Bulletin Board under the symbol CPSX.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected financial data of the Company should be read in conjunction with the consolidated financial statements and related notes filed as part of this Annual Report on Form 10-K.

                      SELECTED CONSOLIDATED FINANCIAL DATA

For the Fiscal Year:           1995       1994      1993      1992      1991
-------------------------------------------------------------------------------

Summary of Operations
---------------------

Revenue                      $ 1,387    $ 1,192    $4,164   $ 5,002    $ 5,167

Operating Expenses             2,221      3,071     4,113     7,809      6,494
                             -------    -------    ------   -------    -------

Operating Income (Loss)         (834)    (1,879)       51    (2,807)    (1,327)

Net Other Income (Expense)      (274)       (38)        0        48        140
                             -------    -------    ------   -------    -------

Net Income (Loss)            $(1,108)   $(1,917)   $   51   $(2,759)   $(1,187)
                             =======    =======    ======   =======    =======

Net Income (Loss)
  Per Common Share           $ (0.14)   $ (0.25)   $ 0.01   $ (0.40)   $ (0.18)
                             =======    =======    ======   =======    =======

Weighted Average Number
  of Common Shares
  Outstanding                  7,675*     7,581*    7,620     6,982*     6,757*
                             =======    =======    ======   =======    =======

-------------------------------------------------------------------------------

Year-end Position
-----------------

Working Capital (Deficit)    $(2,736)   $  (165)   $   51   $   129    $ 1,265

Total Assets                 $   526    $   932    $1,112   $ 2,121    $ 4,134

Long-term Obligations        $     0    $ 1,620    $    8   $   224    $   208

Stockholders' Equity
  (Deficit)                  $(2,493)   $(1,458)   $  449   $   378    $ 2,308


* Stock options and stock purchase warrants are not included as their effect is antidilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Annual Report on Form 10-K contains forward-looking statements that involve a number of risks and uncertainties. There are a number of factors that could cause the Company's actual results to differ materially from those forecasted or projected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or changed circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Responsibility For Financial Statements
---------------------------------------

         Management has prepared and is responsible for the consolidated financial statements and information included in this report. These financial statements were prepared in accordance with generally accepted accounting principles which are consistently applied. The Company maintains accounting and control systems to assure its records accurately and appropriately reflect the operations of the Company, based on management's best available information and judgment.

         The Company's independent accountants, Coopers & Lybrand L.L.P. ("Coopers & Lybrand"), provide an independent, objective assessment of the degree to which management fulfills it responsibility for fairness in financial reporting. They evaluate the Company's financial accounting for operations and apply such tests and procedures as they deem necessary to reach and express an opinion on the financial statements. The report of Coopers & Lybrand, which includes an explanatory paragraph, is included in this report.

Risks and Uncertainties
-----------------------

         The Company manufactures its products to customer specifications and currently sells it products to a limited number of customers and in limited industries. Generally such customers have not been recurring in recent years. A significant portion of the Company's revenues has historically been generated from fewer than three customers and from customers in the defense industry. As discussed in Notes 2, 7 and 8 to the Company's Consolidated Financial Statements, the Company has incurred cumulative losses since its inception. In addition, the Company in 1995 and 1996 defaulted on interest and principal repayments of certain notes payable that have matured. Although the Company seeks to modify the original terms of these notes, it is unable to repay the matured balances at this time and there is no assurance that the notes will be modified on terms acceptable to the Company.

         The Company financed its 1996 recurring working capital requirements in large part to (1) payments received from a license agreement entered into in 1996 by the Company and a customer; (2) sales to a single customer which accounted for a substantial portion of the Company's increased product revenues in 1996; and (3) $0.1 million of capital lease financing obtained by the Company and used to acquire essential production equipment. However, there is no assurance that the Company will continue to be able to meet its operating cash requirements in 1997.

Results of Operations
---------------------

Revenue

         Total revenue of $1.4 million in 1995 reflects an increase of $0.2 million, or 16%, from 1994 total revenue of $1.2 million. Over 97% of total revenue in both 1995 and 1994 consisted of sales of manufactured products; combined revenue earned under collaborative development and license agreements in 1995 amounted to $2 thousand.

         The increase in product sales in 1995 versus the prior year was attributable to the Company being fully operational in 1995, whereas the Company was in the process of relocating to Chartley, Massachusetts, over the first nine months of 1994. The relocation resulted in a series of operational inefficiencies and disruptions which had an adverse effect on product sales and related gross margins in 1994.

         Total revenue of $1.2 million in 1994 reflected a decrease of 71% from 1993 total revenue of $4.2 million. The decline in total revenue in 1994 included a $1.8 million decline in product sales, from $3.0 mission in 1993 to $1.2 million in 1994; a $0.5 million decline in collaborative development revenue, from $0.5 million in 1993 to $0.03 million in 1994; and a $0.6 million decline in license revenue, from $0.7 million in 1993 to less than $0.01 million in 1994.

         In addition to the Company's relocation in 1994, the decrease in product sales in 1994 versus 1993 was attributable to the completion of, or reductions in, orders from four major customers in 1993 or the first quarter of 1994, which were not replaced by significant orders from these or other customers. Product sales to these four customers amounted to $2.2 million in 1993; product sales to the same customers amounted to $0.4 million in 1994. The decrease in collaborative development and license revenue in 1994 versus 1993 is attributable to the completion of a development program with CarTech in the first quarter of 1994. Virtually all of the 1993 collaborative development and license revenues were derived from sales to CarTech.

Operating Costs

         Total operating costs were $2.2 million, $3.1 million, and $4.1 million for the fiscal years 1995, 1994, and 1993, respectively. Other operating expenses of $0.4 million, incurred in the fit-up of a building in connection with the Company's relocation to Chartley, Massachusetts in February, 1994, were included with total operating costs in 1994.

         Cost of sales for the years 1995, 1994, and 1993 amounted to $1.6 million, $1.8 million, and $3.0 million, respectively. Research, development and engineering costs pertaining to collaborative development revenue amounted to no costs, $.04 million, and $.3 million for the years 1995, 1994, and 1993, respectively, and selling, general and administrative costs amounted to $0.6 million, $0.8 million, and $0.7 million for these same years respectively.

         The $0.2 million reduction in cost of sales in 1995 versus 1994 is primarily attributable to the Company being fully operational in 1995 as opposed to 1994, during which time the physical relocation of the Company resulted in a series of operational inefficiencies and disruptions which had an adverse impact on the Company's costs.

         The decrease in research, development and engineering expenses of $0.04 million from 1994 to 1995, and $0.3 million from 1993 to 1994 reflected reduced activity under collaborative development agreements over these respective years.

         The decrease in selling, general and administrative expenses of $0.2 million from 1994 to 1995 was primarily attributable to a $0.1 million reduction in accounting and legal costs in 1995 versus 1994. Selling, general and administrative expenses increased $0.1 million in 1994 compared to 1993, primarily due to increases in marketing activities and patent costs.

Net Other Expense

         The Company had net other expense of less than $1 thousand, $38 thousand, and $274 thousand for the fiscal years 1993, 1994, and 1995, respectively. The increase in net other expense over this three year period was primarily due to an increase in interest expense accrued on a larger average principal balance of interest bearing debt agreements over these years.

Income Taxes
------------

         The Company neither paid nor accrued income taxes in 1995, 1994, or 1993 due to its tax losses in those years. The Company's net operating loss carryforward was approximately $34 million at December 30, 1995.

         Certain provisions of the Internal Revenue Code limit the annual utilization of net operating loss carryforwards if, over a three-year period, a greater than 50% change in ownership occurs.

Liquidity and Cash Reserves
---------------------------

         Cash on hand at December 30, 1995 totaled $32 thousand, a decrease of $220 thousand from the 1994 year end balance of $253 thousand.

         In 1994 and 1995, the Company issued notes and convertible notes in the amount of $2.4 million to finance its working capital obligations and building fit-up costs (See Notes 7, 8, and 14 to the Notes to Consolidated Financial Statements). Certain of these notes and convertible notes matured in 1995 and 1996. The Company defaulted on principal and interest repayments of these obligations, and is currently unable to repay this debt. Although the Company seeks to modify the original terms of the notes and convertible notes, there is no assurance that these obligations can be modified on terms acceptable to CPS.

         Although the Company was able to finance its operating cash requirements in 1996, there is no assurance that the Company will be able to continue to meet its operating cash requirements in 1997.

         In November 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation". The Company intends to adopt the disclosure requirements of SFAS No. 123 for the year ending December 28, 1996; therefore the adoption will have no impact on the Company's financial position or results of operation.

Inflation
---------

         Inflation had no material effect on the results of operations or financial condition during 1995, 1994, or 1993. There can be no assurance, however, that inflation will not affect the Company's operations or business in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to the Company's Financial Statements and the accompanying financial statements and notes which are filed as part of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


PART III

--------------------------------------------------------------------------------
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Directors of the Company are elected annually and hold office until the next annual meeting of stockholders and until their respective successors are duly elected and qualified. The executive officers of the Company are appointed by the Board of Directors and hold office until their respective successors are duly elected and qualified.

         The Directors and executive officers of the Company are as follows:

Name                            Age                Position
----                            ---                --------

Grant C. Bennett                41                 President, Chief Executive
                                                    Officer, and Director

Peter F. Valentine              38                 Treasurer and Controller

H. Kent Bowen                   54                 Director

Francis J. Hughes, Jr.          46                 Director

         Mr. Grant C. Bennett has held the positions of President, Chief Executive Officer and Director of the Company since September, 1992. Prior to that time, he served as Vice President-Marketing and Sales of the Company from November, 1985 to September, 1992. Before joining CPS, Mr. Bennett was a consultant at Bain & Company, a Boston-based management consulting firm.

         Mr. Peter F. Valentine has held the position of Treasurer since August, 1992, and has served as Controller of the Company since June, 1989. Prior to joining the Company, Mr. Valentine served as Controller of Martindale Associates, a distributor of industrial computer systems.

         Dr. H. Kent Bowen has served as a Professor at Harvard Business School since July, 1992. Prior to that time, he held the position of Ford Professor of Engineering at the Massachusetts Institute of Technology ("MIT") from 1981 to 1992. Dr. Bowen served as Co-Director of the Leaders for Manufacturing Program at MIT from 1991 through July, 1992. Dr. Bowen has been a Director of the Company since 1984 and served as Chairman of the Board of Directors of the Company from 1984 to August, 1988.

         Mr. Francis J. Hughes, Jr. has served as President of American Research and Development Corporation ("ARD"), a venture capital firm, since 1992. Mr. Hughes joined ARD's predecessor organization in 1982, and became Chief Operating Officer in 1990. Mr. Hughes served as General Partner (or general partner of the general partner) of the following venture capital funds: ARD I, L.P., ARD II, L.P. (since July, 1985), ARD III, L.P. (since April, 1988) and Hospitality Technology Fund, L.P. (since June, 1991). Mr. Hughes has served as a Director of the Company since 1993. Mr. Hughes is also a director of RF Monolithics, Inc. and Sequoia Systems, Inc.

         There are no family relationships between or among any executive officers or Directors of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth certain information with respect to the annual and long-term compensation of the Company's Chief Executive Officer for the three fiscal years ended December 30, 1995. No other executive officer of the Company serving on the last day of fiscal year 1995 received total annual salary and bonus in excess of $100,000.

                                             SUMMARY COMPENSATION TABLE

                                                 Annual Compensation                        Long Term Compensation
                                                                             Other      Options/    LTIP     All Other
                                                    Salary      Bonus    Compensation     SAR's    Payouts  Compensation
Name and Principal Position               Year       ($)         ($)         ($)           (#)       ($)         ($)
---------------------------               ----     -------      -----    ------------   --------   -------  ------------

Grant C. Bennett...........               1995     $92,925       $0           $0            0        $0          $0
   President and Chief                    1994      91,000        0            0            0         0           0
   Executive Officer                      1993      91,000        0            0            0         0           0

         The Company's President and Chief Executive Officer did not receive option grants during fiscal year 1995. The following table summarizes option exercises by him and the value of options held by him at the end of the fiscal year 1995.

                                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                           FISCAL YEAR-END OPTION VALUES


                                     Shares                   Number of Shares Subject            Value of Unexpired
                                    Acquired                   to Unexercised Options            In-The-Money Options
                                       on        Value           at Fiscal Year-End               at Fiscal Year-End
                                    Exercise   Realized      (Exercisable/Unexercisable)     (Exercisable/Unexercisable)
Name                                 (#)(1)       ($)                   (#)                             ($)(2)
----                                --------   ---------     ---------------------------     ---------------------------

Grant C. Bennett.....                   0         $0                74,968/149,937                       $0/$0


(1)  No options were exercised in fiscal 1995 by Mr. Bennett.

(2) Value is based on the closing bid price of the Company's Common Stock on December 29, 1995 ($0.34), the last trading day of the Company's 1995 fiscal year, less the applicable exercise price.

Directors' Fees
---------------

         Under the terms of the Company's 1992 Director Option Plan (the "Director Plan"), Directors who are neither officers nor employees of the Company (the "Outside Directors") are entitled to receive stock options as compensation for their services as Directors. A non-statutory stock option (the "initial option") to purchase up to 4,000 shares of Common Stock was granted on May 1, 1992 to each eligible Director who was then serving as a Director, and shall be granted to each other eligible Director upon his or her initial election as a Director. Also, each eligible Director is entitled to receive a non-statutory stock option (the "reelection option") to purchase up to 2,000 shares of Common Stock on each subsequent date that he or she is reelected as a Director of the Company. In addition, under the terms of the Plan, the Director serving as Chairman of the Board and each Director serving on a standing committee of the Board is entitled to receive an option to an additional 500 shares as part of his initial option and each reelection option. Options vest in 12 equal monthly installments beginning one month from the date of grant, provided that 2,000 shares of each initial option vest immediately. No options were granted to Directors under the Director Plan in 1994. At December 30, 1995, options to purchase 35,500 shares of Common Stock were outstanding under the Director Plan.

         Outside Directors may receive expense reimbursements for attending Board and Committee Meetings. Directors who are officers or employees of the Company do not receive any additional compensation for their services as Directors.

Severance Benefit Program
-------------------------

         Effective June 1, 1989, the Board of Directors adopted the Company's Severance Benefit Program (the "Severance Program") for certain employees and officers selected from time to time by the Compensation Committee. The Severance Program, which extends through May, 1998, provides that upon "Involuntary Termination" of a participating employee (a "Participant"), such Participant will (i) continue to receive 50% of his then current annual base salary for a period of six months from the termination date, (ii) receive a lump sum payment at the time of termination equal to the Participant's unused vacation pay, and
(iii) for a period not to exceed six months, continue to receive benefits in all group benefit plans of the Company in which such Participant participated immediately prior to termination, at a cost to the Participant no greater than the cost at the time of termination. "Involuntary Termination" is defined in the Severance Program as the (a) involuntary termination of employment, other than for "cause" or due to disability or death, or (b) voluntary termination of employment as a result of reduction in the Participant's salary, other than a reduction which is related primarily to the economic performance or prospects of the Company, and which is not applied to an individual Participant. "Cause" is defined in the Severance Program as willful engaging of a Participant in conduct that is materially injurious to the Company.

         In order to receive benefits under the Severance Program, the Participant may not (i) become employed by, render any services for, act on behalf of, or have any interest, direct or indirect, in any business which competes, directly or indirectly, with the Company, or (ii) recruit or solicit any employee of the Company to terminate his or her employment or relationship with the Company.

         Mr. Bennett is currently participating in the Severance Program. No amounts were paid under the Severance Program in 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of January 23,
1997, with respect to the beneficial ownership of the Company's Common Stock by
(i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each Director of the Company, (iii)
each Executive Officer of the Company named above in the Summary Compensation
Table, and (iv) all Directors and Officers as a group:
                                                                              Percentage of
                                                      Common Stock              Shares of
Name and Address                                      Beneficially            Common Stock
of Beneficial Owner                                     Owned(1)               Outstanding
-------------------                                   ------------            -------------

Ampersand Specialty Materials
 Ventures Limited Partnership
 ("ASMV")
 55 William Street, Suite 240
 Wellesley, MA  02181                                  1,668,666(2)                17.4%

Waco Partners
 c/o Wechsler & Co., Inc.
 105 South Bedford Road, Suite 310

 Mount Kisco, NY  10549                                1,950,423(3)                20.4%

American Research and Development III, L.P.
 ("ARD III")
 45 Milk Street
 Boston, MA  02109                                     1,181,899(4)                14.3%

American Research and Development I, L.P.
 ("ARD I")
 45 Milk Street
 Boston, MA  02109                                       990,802(5)                12.1%

Techno Venture Management Corp.
 ("TVM")
 101 Arch Street, Suite 1950
 Boston, MA  02110                                       501,726(6)                 6.1%

Grant C. Bennett                                       1,646,167                   20.8%

H. Kent Bowen                                               None                       *

Francis J. Hughes, Jr.                                 2,177,201(7)                25.4%

All Directors and Officers as a
 group (four persons)                                  3,825,185(8)                44.5%


*Less than 1% of the total number of outstanding shares of Common Stock.


(1) The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, each stockholder referred to above has sole voting and investment power respect to the shares listed.

(2) Includes an aggregate of 1,668,666 shares of Common Stock issuable upon conversion of the Convertible Notes held by Ampersand Specialty Materials Ventures Limited Partnership ("ASMV")(including principal and interest thereon), convertible within 60 days after January 23, 1997 (See "Certain Transactions"). Includes options, exercisable within 60 days after January 23, 1997, to purchase an aggregate of 15,000 shares held by General Partners of a partnership that controls ASMV, as to which shares the General partners disclaim beneficial ownership.

(3) Includes an aggregate of 1,620,822 shares of Common Stock issuable upon conversion of the Convertible Notes held by Waco Partners (including principal and interest thereon), convertible within 60 days after January 23, 1997.

(4) Excludes 688,500 shares of Common Stock owned by American Research & Development I, L.P. ("ARD I"), an entity under common control with American Research and Development III, L.P. ("ARD III"). Excludes an option to purchase 4,500 shares of Common Stock, exercisable within 60 days after January 23, 1997, held by Francis J. Hughes, Jr. a Director of the Company and General Partner of a partnership which controls ARD III. Includes an aggregate of 360,430 shares of Common Stock issuable upon conversion of the Convertible Notes held by ARD III (including principal and interest thereon), convertible within 60 days after January 23, 1997 (See "Certain Transactions"). Includes options to purchase 4,800 shares of Common Stock exercisable within 60 days after January 23, 1997.

(5) Excludes 821,469 shares of Common Stock owned by ARD III, an entity under common control with ARD I. Excludes an option to purchase 4,500 shares of Common Stock, exercisable within 60 days after January 23, 1997, held by Mr. Hughes, a Director of the Company and former General Partner of a partnership which controls ARD I. Includes an aggregate of 302,302 shares of Common Stock issuable upon conversion of the Convertible Notes held by ARD I (including principal and interest thereon), convertible within 60 days after January 23, 1997 (See "Certain Transactions"). Includes options to purchase 4,200 shares of Common Stock exercisable within 60 days after January 23, 1997.

(6) Includes an aggregate of 251,726 shares of Common Stock issuable upon conversion of the Convertible Notes held by Techno Venture Management Corp. ("TVM")(including principal and interest thereon), convertible within 60 days after January 23, 1997 (See "Certain Transactions").

(7) Includes 688,500 shares of Common Stock owned by ARD I and 821,469 shares of Common Stock owned by ARD III, as to which shares Mr. Hughes disclaims beneficial ownership. Mr. Hughes, a Director of the Company, is a General Partner of partnerships which control ARD I and ARD III. Includes an aggregate of 662,732 shares of Common Stock issuable upon conversion of the Convertible Notes held by ARD I and ARD III (including principal and interest thereon), convertible within 60 days after January 23, 1997 (See "Certain Transactions"); Mr. Hughes disclaims beneficial ownership of these shares. Includes options to purchase 4,500 shares of Common Stock held by Mr. Hughes which are exercisable within 60 days after January 23, 1997. Includes options to purchase an aggregate of 9,000 shares of Common Stock, exercisable within 60 days after January 23, 1997, held by ARD I and ARD III.

(8) Includes (a) an aggregate of 1,509,969 shares of Common Stock owned by affiliates of Directors, as to which shares they disclaim beneficial ownership,
(b) includes an aggregate of 662,732 shares of Common Stock issuable upon conversion of the Convertible Notes held by affiliates of Directors (including principal and interest thereon), convertible within 60 days January 23, 1997 (See "Certain Transactions"), as to which shares the Directors disclaim beneficial ownership, and (c) an aggregate of 6,317 shares of Common Stock which officers and Directors have the right to acquire under outstanding stock options exercisable within 60 days after January 23, 1997, and (d) an aggregate of 9,000 shares of Common Stock which a Director has the right to acquire under outstanding stock options exercisable within 60 days after January 23, 1997, as to which shares the Director disclaims beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  In February, 1991, the Company transferred to Metals Process Systems ("MPS"), a French societe anonyme, certain licensing rights and a co-ownership interest in certain of the Company's patents, for 49% of the voting stock of MPS. Under the terms of the transfer agreement, MPS shall have the exclusive right to use such patents in the area of metal powders and the Company shall have the exclusive right to use such patents in all other areas, provided, however that MPS has granted to the Company a non-exclusive license to use the patents in the area of metal powders. In 1993, this equity position was adjusted to 40%, based on additional capital contributions to MPS by the Company and Sopretac, the co-owner of the joint venture. The Company's investment was recorded under the equity method. To date the Company's investments in MPS have been written down to zero as the Company's share of MPS' losses have exceeded its investment. In 1995 the Company contributed approximately $60,000 to MPS, which, based on CPS'share of MPS' losses, was also charged to operations in 1995. In 1996, CPS' equity interest was reduced to 1% based upon additional investment by Vallourec in MPS.



         In 1994, the Company issued convertible subordinated notes to affiliates of Directors and other persons known by the Company to beneficially own more than 5% of the outstanding shares of the Company. Below is a summary of the notes, including shares of the Company's Common Stock issuable upon conversion, within 60 days after January 23, 1997, of the note principal and related interest.

                                     Per
                                    Annum       Shares Issuable Upon Conversion
                    Principal      Interest           Within 60 Days After
                     Amount          Rate               January 23, 1997
                                                -------------------------------
                                                Principal              Interest
Noteholder             ($)           (%)           (#)                    (#)
----------          ---------      --------     ---------              ---------


ASMV                 $660,000        10%        1,320,000               333,666

Waco Partners        $750,000        10%        1,500,000               120,822

ARD III              $141,440        10%          282,880                72,750

ARD I                $118,560        10%          237,120                60,982

TVM                  $100,000        10%          200,000                51,726

Affiliates of
 Directors as
 a group             $260,000        10%          520,000               133,732



PART IV

--------------------------------------------------------------------------------
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K.

(a)      Documents filed as part of this Form 10-K.

         1.       Financial Statements
                  --------------------
                  The financial statements filed as part of this Form 10-K are listed on the Index to Consolidated Financial Statements on page 22 of this Form 10-K.

         2.a.     Exhibits
                  --------

                  The exhibits to this Form 10-K are listed on the Exhibit Index on pages 18-20 of this Form 10-K.

         2.b.     Reports on Form 8-K
                  -------------------
                  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERAMICS PROCESS SYSTEMS CORPORATION

By: /s/ Grant C. Bennett
    ---------------------------
    Grant C. Bennett
    President
    Date:  March 7, 1997

Pursuant to the Requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                              Title                           Date
---------                              -----                           ----


/s/ Grant C. Bennett            President and Director         }
--------------------------       (Principal Executive Officer) }
Grant C. Bennett                                               }
                                                               }
                                                               }
/s/ Peter F. Valentine          Controller and Treasurer       }
--------------------------       (Principal Financial and      }
                                 Accounting Officer)           }
                                                               }
                                                               }   March 7, 1997
                                                               }
/s/ H. Kent Bowen               Director                       }
--------------------------                                     }
H. Kent Bowen                                                  }
                                                               }
                                                               }
/s/ Francis J. Hughes, Jr.      Director                       }
--------------------------                                     }
Francis J. Hughes, Jr.                                         }
                                                               }

                      CERAMICS PROCESS SYSTEMS CORPORATION

                                                   EXHIBIT INDEX


 Exhibit
   No.                                    Description                                         Page
---------                                 -----------                                         ----
    3.1**                  Restated Certificate of Incorporation of the
                           Company, as amended, is incorporated herein by
                           reference to Exhibit 3 to the Company's Registration
                           Statement on Form 8-A (File No. 0-16088)                            --

    3.2**                  By-laws of the Company, as amended, are
                           incorporated herein by reference to Exhibit 3.2
                           to the Company's Registration Statement on Form
                           S-1 (File No. 33-14616)(the "1987 S-1 Registration
                           Statement")                                                         --

    4.1**                  Specimen certificate for shares of Common Stock of
                           the Company is incorporated herein by reference to
                           Exhibit 4 to the 1987 S-1 Registration Statement                    --

    4.2**                  Description of Capital Stock contained in the
                           Restated Certificate of Incorporation of the
                           Company, as amended, filed as Exhibit 3.1                           --

(1)10.1**                  1984 Stock Option Plan of the Company, as amended, is
                           incorporated herein by reference to Exhibit 10(b) to
                           the Company's Annual Report on Form 10-K
                           for the year ended December 31, 1988                                --

(1)10.2**                  1989 Stock Option Plan of the Company, is
                           incorporated by reference to Exhibit 10.6 to the
                           Company's 1989 S-1 Registration Statement                           --

(1)10.3**                  1992 Director Stock Option Plan is incorporated by
                           reference to Exhibit 10.5 to the Company's Annual
                           Report on Form 10-K for the fiscal year ended
                           December 28, 1991                                                   --

   10.4**                  Participation Agreement, dated February 14, 1991,
                           between the Company and Sopretac, a French societe
                           anonyme, is incorporated by reference to Exhibit
                           10.10 to the Company's Annual Report on Form 10-K
                           for the year ended December 28, 1991                                --

(1)10.5**                  Retirement Savings Plan, effective September 1,
                           1987 is incorporated by reference to Exhibit 10.35
                           to the Company's 1989 S-1 Registration Statement                    --

(1)10.6**                  Severance Benefit Program, effective June 1, 1989,
                           is incorporated by reference to Exhibit 10.36 to
                           the Company's S-1 Registration Statement                            --

   10.7**                  Research and Development Agreement, dated as of

                           June 26, 1991, between the Company and Carpenter
                           Technology Corporation ("CarTech") is
                           incorporated by reference to Exhibit 10.17 to the
                           Company's Annual Report on Form 10-K for the year
                           ended December 28, 1991                                             --

   10.8**                  Option and License Agreement, dated as of June 26,
                           1991, between the Company and CarTech is
                           incorporated by reference to Exhibit 10.19 to the
                           Company's Annual Report on Form 10-K for the year
                           ended December 28, 1991                                             --

   10.9**                  License Agreement, dated as of December 11, 1992,
                           between the Company and CarTech is incorporated by
                           reference to Exhibit 10.19 to the Company's Annual
                           Report on Form 10-K for the fiscal year ended
                           January 2, 1993                                                     --

   10.10**                 Amendment to Research and Development Agreement,
                           dated as of December 11, 1992, between the Company
                           and CarTech is incorporated by reference to Exhibit
                           10.20 to the Company's Annual Report on Form 10-K
                           for the fiscal year ended January 2, 1993                           --

   10.11**                 Amendment to Option and License Agreement, dated as
                           of December 11, 1992, between the Company and
                           CarTech is incorporated by reference to Exhibit
                           10.21 to the Company's Annual Report on Form 10-K
                           for the fiscal year ended January 2, 1993                           --

   10.12**                 BancBoston lease line of credit, dated December 23,
                           1991, between the Company and The First National
                           Bank of Boston is incorporated by reference to
                           Exhibit 10.20 to the Company's Annual Report on
                           Form 10-K for the year ended December 28, 1991                      --

   10.13**                 Amendment to BancBoston lease line of credit, dated
                           December 31, 1992, between the Company and the
                           First National Bank of Boston is incorporated by
                           reference to Exhibit 10.21 to the Company's Annual
                           Report on Form 10-K for the fiscal year ended
                           January 2, 1993                                                     --

   10.14**                 Form of 10% Convertible Subordinated Note Due June
                           30, 1995 and related Common Stock Purchase Warrant
                           between the Company and noteholder is incorporated
                           by reference to Exhibit 10.22 to the Company's
                           Annual Report for the fiscal year ended January 1,
                           1994                                                                --

   10.15                   10% Convertible Subordinated Note Due April 21,
                           2001 between the Company and Waco Partners and
                           related Subordinated Convertible Note Purchase
                           Agreement between the Company and Wechsler & Co.,
                           Inc. is incorporated by reference to Exhibit 10.21
                           to the Company's Annual Report for the fiscal year
                           ended December 31, 1994                                             --

   10.16                   10% Convertible Subordinated Note Due January 31,
                           1996 and related Common Stock Purchase Warrant
                           between the Company and Ampersand Specialty
                           Materials Ventures Limited Partnership is
                           incorporated by reference to Exhibit 10.22 to the
                           Company's Annual Report for the fiscal year ended
                           December 31, 1994                                                   --

   10.17                   Form of 10% Convertible Subordinated Note Due April
                           24, 1996 and related Common Stock Purchase Warrant
                           between the Company and noteholder is incorporated
                           by reference to Exhibit 10.23 to the Company's
                           Annual Report for the fiscal year ended December
                           31, 1994                                                            --

   10.18                   Senior Secured Promissory Note Due March 30, 1996
                           and related Security Agreement between the Company
                           and Aavid Thermal Technologies, Inc. is
                           incorporated by reference to Exhibit 10.24 to the
                           Company's Annual Report for the fiscal year ended
                           December 31, 1994                                                   --

   10.19                   Secured Line of Credit Note Due June 30, 1996 and
                           related Security Agreement between the Company and
                           Kilburn Isotronics, Inc.                                            38

   10.20                   Amended and Restated Promissory Note dated July
                           31, 1996 between the Company and Texas Instruments
                           Incorporated                                                        48

   11.1                    Computation of Earnings (Loss) Per Share                            50

   21**                    Subsidiaries of the Registrant are incorporated
                           herein by reference to Exhibit 22 to the Company's
                           Annual Report on Form 10-K for the year ended
                           December 31, 1988                                                   --

   23.1                    Consent of Independent Accountants                                  51

   27                      Financial Data Schedule


----------------------------------

**       Incorporated herein by reference.

(1)      Management Contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                       OF
                      CERAMICS PROCESS SYSTEMS CORPORATION



                                                                         Page
                                                                         ----


Report of Independent Accountants                                           22

Consolidated Balance Sheets as of December 30, 1995 and
         December 31, 1994                                               23-24

Consolidated Statements of Operations for the years ended
         December 30, 1995, December 31, 1994, and January 1,
         1994                                                               25

Consolidated Statements of Stockholders' Deficit for
         the years ended December 30, 1995, December 31, 1994, and
         January 1, 1994                                                    26

Consolidated Statements of Cash Flows for the years ended
         December 30, 1995, December 31, 1994, and January 1, 1994          27

Notes to Consolidated Financial Statements                               28-37



All schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS
--------------------------------------------------------------------------------




The Board of Directors and Stockholders
Ceramics Process Systems Corporation


We have audited the consolidated financial statements of Ceramics Process Systems listed in the index on page 22 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ceramics Process Systems Corporation as of December 30, 1995 and December 31, 1994, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 30, 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's need for additional capital and its cumulative losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.







                                                 COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
January 17, 1997

CONSOLIDATED BALANCE SHEETS
CERAMICS PROCESS SYSTEMS CORPORATION
--------------------------------------------------------------------------------





                                     ASSETS




                                                     December 30,   December 31,
                                                         1995            1994
                                                     ------------   ------------
Current Assets:
  Cash                                                $   32,127     $  252,503
  Accounts receivable, trade                             211,575        243,128
  Inventories (Note 2)                                    29,026         56,126
  Prepaid expenses                                        10,824         28,143
  Other current assets                                       475         24,519
                                                      ----------     ----------
      Total current assets                               284,027        604,419
                                                      ----------     ----------

Property and equipment (Notes 2 and 4):
  Production equipment                                   941,512      1,077,584
  Office equipment                                        65,529         72,926
                                                      ----------     ----------
                                                       1,007,041      1,150,510
  Less accumulated depreciation and
    amortization                                         765,635        825,677
                                                      ----------     ----------
      Net property and equipment                         241,406        324,833
                                                      ----------     ----------


Deposits                                                     953          2,623
                                                      ----------     ----------


      Total Assets                                    $  526,386     $  931,875
                                                      ==========     ==========








   The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (CONTINUED)
CERAMICS PROCESS SYSTEMS CORPORATION
----------------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                            December 30,    December 31,
                                                                1995            1994
                                                            ------------    ------------

Current Liabilities:
   Accounts payable                                         $    176,494    $    168,623
   Accrued expenses (Note 9)                                     473,257         337,182
   Notes payable (Note 7)                                        500,000
   Current portion of convertible notes
     payable (Note 8):
       Related parties                                           920,000         125,000
       Other                                                     950,000         125,000
   Current portion of obligations under
     capital leases (Note 4                                           --           7,532
   Current portion of deferred
     revenue                                                          --           6,300
                                                            ------------    ------------
         Total current liabilities                             3,019,751         769,637

Convertible notes payable, less current portion (Note 8):
     Related parties                                                  --         795,000
     Other                                                            --         825,000
                                                            ------------    ------------
         Total Liabilities                                     3,019,751       2,389,637
                                                            ------------    ------------

Commitments (Notes 2,4,7 and 8)

Stockholders' Deficit
   (Notes 5 and 8):
     Common stock, $0.01 par value.
       Authorized 15,000,000 shares; issued
       7,780,766 shares in 1995 and
       7,610,786 shares in 1994                                   77,808          76,108

     Preferred stock, $0.01 par value.
       Authorized 5,000,000 shares; no shares
       issued and outstanding                                         --              --

     Additional paid-in capital                               30,457,384      30,387,166

     Accumulated deficit                                     (32,967,722)    (31,860,201)
                                                            ------------    ------------
                                                              (2,432,530)     (1,396,927)

     Less treasury stock, at cost,
       22,883 common shares                                      (60,835)        (60,835)
                                                            ------------    ------------

         Total Stockholders' Deficit                          (2,493,365)     (1,457,762)
                                                            ------------    ------------

         Total Liabilities and Stockholders'
           Deficit                                          $    526,386    $    931,875
                                                            ============    ============

   The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
CERAMICS PROCESS SYSTEMS CORPORATION
----------------------------------------------------------------------------------------------------


                                                                       Years Ended
                                                   -------------------------------------------------
                                                   December 30,        December 31,       January 1,
                                                       1995                1994              1994
                                                   ------------        ------------       ----------
Revenue:

  Product Sales                                    $ 1,385,022         $ 1,156,912        $3,019,651
  Collaborative development
    agreements (Note 6)                                     --              32,143           493,716
  License agreements                                     2,000               2,500           650,932
                                                   -----------         -----------        ----------
      Total Revenue                                  1,387,022           1,191,555         4,164,299
                                                   -----------         -----------        ----------

Costs and expenses:

  Cost of sales                                      1,635,592           1,767,300         3,028,207
  Research, development and
    engineering                                             --              36,065           337,480
  Selling, general and
    administrative                                     585,129             834,337           747,205
  Other operating expenses
    (Note 14)                                               --             432,850                --
                                                   -----------         -----------        ----------
      Total costs and expenses                       2,220,721           3,070,552         4,112,892
                                                   -----------         -----------        ----------

Operating income (loss)                               (833,699)         (1,878,997)           51,407
                                                   -----------         -----------        ----------

Other income (expense):

  Interest income                                        1,289               1,556             4,652
  Interest expense                                    (216,347)            (89,998)           (5,005)
  Gain (loss) on disposal of
    equipment                                             (666)             50,696                --
  Other income (expense)                               (58,098)                 --                --
                                                   -----------         -----------        ----------
      Net other income (expense)                      (273,822)            (37,746)             (353)
                                                   ===========         ===========        ==========

Net income (loss)                                  $(1,107,521)        $(1,916,743)       $   51,054
                                                   ===========         ===========        ==========

Net income (loss) per common
  share and common share
  equivalent                                       $     (0.14)        $     (0.25)       $     0.01
                                                   ===========         ===========        ==========

Weighted average number of
  common shares and common
  share equivalents outstanding                      7,674,534           7,581,000         7,619,749
                                                   ===========         ===========        ==========


   The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994 AND
JANUARY 1, 1994
CERAMICS PROCESS SYSTEMS CORPORATION
----------------------------------------------------------------------------------------------------------------------




                                         Common stock
                                     --------------------     Additional                                     Total
                                       Number       Par        paid-in       Accumulated     Treasury     stockholders'
                                     of shares     Value       capital         deficit         stock         deficit
                                     ---------    -------    -----------    ------------     --------     -----------

Balance at January 2,
   1993                              7,560,595    $75,606    $30,346,809    $(29,994,512)    $(49,897)    $   378,006

Shares issued on
   behalf of employee
   stock purchase
   program                               2,617         26          3,873              --           --           3,899
Stock options exercised                 26,864        269         26,336              --           --          26,605
Common stock received
   in payment of stock
   options exercised                        --         --             --              --      (10,938)        (10,938)
   Net income                               --         --             --          51,054           --          51,054
                                     ---------    -------    -----------    ------------     --------     -----------

Balance at January 1,
   1994                              7,590,076     75,901     30,377,018     (29,943,458)     (60,835)        448,626

Stock options exercised                 20,710        207         10,148              --           --          10,355
Net loss                                    --         --             --      (1,916,743)          --      (1,916,743)
                                     ---------    -------    -----------    ------------     --------     -----------

Balance at December 31,
   1994                              7,610,786     76,108     30,387,166     (31,860,201)     (60,835)     (1,457,762)

Common stock issued in
   settlement of
   interest obligation                 169,980      1,700         70,218              --           --          71,918
Net loss                                    --         --             --      (1,107,521)          --      (1,107,521)
                                     ---------    -------    -----------    ------------     --------     -----------

Balance at December 30,
   1995                              7,780,766    $77,808    $30,457,384    $(32,967,722)    $(60,835)    $(2,493,365)
                                     =========    =======    ===========    ============     ========     ===========







   The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CERAMICS PROCESS SYSTEMS CORPORATION
--------------------------------------------------------------------------------------------------------------------


                                                                                   Years Ended
                                                            --------------------------------------------------------
                                                            December 30,           December 31,           January 1,
                                                                1995                   1994                  1994
                                                            ------------           ------------           ----------

Cash flows from operating activities:
   Net income (loss)                                        $(1,107,521)           $(1,916,743)              51,054
   Adjustments to reconcile net income
     (loss) to cash used in operating
     activities:
       Depreciation                                             104,531                105,820              139,665
       Amortization                                              11,517                 43,217               27,642
       Loss (gain) on disposal of equipment                         666                (50,696)                --
       Loss on investment                                        65,893
     Changes in assets and liabilities:
       Accounts receivable, trade                                31,553                264,393              (89,278)
       Inventories                                               27,100                 27,406               78,631
       Prepaid expenses                                          17,319                 (1,513)              21,169
       Other current assets                                      24,044                (24,519)             125,916
       Accounts payable                                           7,871                (34,030)              (9,385)
       Accrued expenses                                         257,993                 95,027             (393,213)
       Due to customer                                             --                 (176,528)             176,528
       Deferred revenue                                          (6,300)                  --               (826,058)
                                                            -----------            -----------            ---------
         Net cash used in operating
           activities                                          (565,334)            (1,668,166)            (697,339)
                                                            -----------            -----------            ---------

Cash flows from investing activities:
   Proceeds from sale of assets                                   8,040                 50,696                 --
   Additions to property and equipment                          (41,327)              (100,995)             (88,548)
   Investment in joint venture                                  (65,893)
   Deposits                                                       1,670                 29,971              (10,731)
                                                            -----------            -----------            ---------
         Net cash used in investing
           activities                                           (97,510)               (20,328)             (99,279)
                                                            -----------            -----------            ---------

Cash flows from financing activities:
   Principal payments of capital lease
     obligations                                                 (7,532)               (28,691)             (26,522)
   Proceeds from issuance of notes
     payable                                                    450,000              1,870,000                 --
   Proceeds from issuance of common
     stock                                                         --                   10,355               19,566
                                                            -----------            -----------            ---------
         Net cash provided by (used in)
           financing activities                                 442,468              1,851,664               (6,956)
                                                            -----------            -----------            ---------

Net increase (decrease) in cash                                (220,376)               163,170             (803,574)
Cash at beginning of year                                       252,503                 89,333              892,907
                                                            -----------            -----------            ---------
Cash at end of year                                         $    32,127            $   252,503            $  89,333
                                                            ===========            ===========            =========


   The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CERAMICS PROCESS SYSTEMS CORPORATION
--------------------------------------------------------------------------------

(1)      Nature of Business
         ------------------

         Ceramics Process Systems Corporation develops, manufactures, and markets advanced metal-matrix composite and ceramic components used to house and interconnect microelectronic devices.

(2)      Summary of Significant Accounting Policies
         ------------------------------------------

         (a)      Principles of Consolidation
                  ---------------------------
                  The consolidated financial statements include the accounts of Ceramics Process Systems Corporation and its wholly-owned subsidiary, CPS Superconductor Corporation ("CPSS"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the fiscal 1993 financial statements have been reclassified to conform to the 1995 and 1994 presentation.

         (b)      Basis of Presentation
                  ---------------------
                  The accompanying financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although operating income was positive in 1993, the Company has experienced cumulative losses from operations since its inception.

                  The Company has continued to incur losses from operations. In addition, as discussed in Notes 7 and 8, certain of the Company's notes and convertible notes payable obligations have matured, and in 1995 and 1996, the Company defaulted on the related principal repayments and interest obligations.

                  In 1996, the Company entered into a license agreement which provides for the use of certain of its patented technology and the sale of its products. Also, sales to a single customer contributed to a significant portion of product revenue in 1996. Amounts received from this customer, payments received under the license agreement, and capital lease financing obtained by the Company funded working capital requirements in 1996. Additionally, the Company continues to aggressively market the products it manufactures, and seeks to modify the original terms of its notes and convertible notes payable.

                  There is no assurance that revenues from the license agreement or sales to the significant customer noted above will continue. Also, there is no assurance that the notes and convertible notes payable can be modified on terms acceptable to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CERAMICS PROCESS SYSTEMS CORPORATION
--------------------------------------------------------------------------------

(2)      Summary of Significant Accounting Policies (continued)

         (c)      Inventories
                  -----------
                  Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Year end inventory balances consisted of the following:

                                                 December 30,      December 31,
                                                     1995             1994
                                                 ------------      ------------

                  Raw materials                    $ 7,399           $ 8,039
                  Work-in-process                    8,970            39,642
                  Finished goods                    12,657             8,445
                                                   -------           -------
                                                   $29,026           $56,126
                                                   =======           =======

         (d)      Property and Equipment
                  ----------------------
                  Property and equipment are stated at cost. Depreciation of equipment is calculated on a straight-line basis over an estimated useful life, generally five years. Amortization under capital leases is calculated on a straight-line basis over the life of the lease. Depreciation of leasehold improvements is calculated using the straight-line method over the lease term or the estimated useful lives, whichever is shorter. Upon retirement, the cost and related accumulated depreciation or amortization are removed from their respective accounts. Any gains or losses are included in the results of operations in the period in which they occur.

         (e)      Revenue Recognition
                  -------------------
                  The Company recognizes product revenue generally upon shipment. Revenue related to research and development contracts is recognized on the percentage-of-completion basis, which is generally based on the relationship of incurred costs to total estimated costs on each contract. Revenue related to license agreements is recognized upon receipt of the license payment or over the license period, if the Company has continuing obligations under the agreement. Advance payments in excess of revenue recognized are recorded as deferred revenue.

         (f)      Research and Development Costs
                  ------------------------------
                  Research and development costs are charged to expense as incurred.

         (g)      Income Taxes
                  ------------
                  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 proscribes the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax and financial statement basis of assets and liabilities, measured using enacted tax rates expected to be in effect in the period which the temporary differences reverse.

CERAMICS PROCESS SYSTEMS CORPORATION
--------------------------------------------------------------------------------

(2)      Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

         (h)      Net Income (Loss) Per Share
                  ---------------------------
                  Net loss per share is calculated based on the weighted average number of common shares outstanding during the year. Stock options and stock purchase warrants are not considered in the calculations of net loss per share since their effect would be antidilutive. Net income per share is calculated based on the weighted average number of common and common share equivalents outstanding during the year, using the treasury stock method. Primary and fully diluted earnings per share were not separately stated for 1993, as they were the same.

         (i)      Use of Estimates in the Preparation of Financial Statements
                  -----------------------------------------------------------
                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         (j)      Risks and Uncertainties
                  -----------------------
                  The Company manufactures its products to customer specifications and currently sells its products to a limited number of customers in a limited number of industries. Generally such customers have not been recurring in recent years. A significant portion of the Company's revenues has historically been generated from fewer than three customers and from customers in the defense industry. Financial instruments which potentially subject the Company to concentrations of credit risk consist of trade accounts receivable. The Company has not incurred significant losses on its accounts receivable in the past.

         (k)      Financial Instruments
                  ---------------------
                  A substantial portion of the Company's borrowings have been financed by significant stockholders of the Company, some of which have reduced their ownership interest subsequent to December 30, 1995. In addition, the Company is in default of a significant portion of its notes payable and convertible notes payable. As a result of the Company's defaults and the uncertainties surrounding the Company's ability to continue as a going concern, it is not practicable to estimate the fair value of the Company's notes payable and convertible notes payable.

         (l)      Fiscal Year-End
                  ---------------
                  The Company's fiscal year end is the last Saturday in December or the first Saturday in January, which results in a 52- or 53-week year. Fiscal years 1995, 1994, and 1993 consisted of 52 weeks.

         (m)      Dividend Policy
                  ---------------
                  Dividends are declared at the discretion of the Company's Board of Directors. To date, no cash dividends have been declared. Any earnings are reinvested in the Company.

CERAMICS PROCESS SYSTEMS CORPORATION
--------------------------------------------------------------------------------

(3)      Supplemental Cash Flow Information
         ----------------------------------

         The Company acquired no equipment through capital lease obligations in 1995, 1994, and 1993. Additionally, the Company paid interest amounting to $3,901, $10,687 and $5,005 in 1995, 1994, and 1993, respectively. In
         1995, the Company settled $71,918 of interest cost owed to a noteholder through issuance of 169,980 shares of common stock. In 1993, the Company received 6,250 shares of common stock with a fair market value of $10,938 in exchange for the issuance of common stock under a stock option plan. The Company paid state income taxes of $951, $1,049 and $1,254 in 1995, 1994 and 1993, respectively.

(4)      Leases
         ------

         At December 30, 1995 the Company had no property under capital leases. At December 31, 1994, the Company had production equipment with a cost of $82,927 and accumulated amortization of $71,409 under capital leases.

         In 1989, the Company entered into a ten-year lease for a facility in Milford, Massachusetts. In 1993, the Company reached an agreement with the lessor to terminate its lease effective January 31, 1994. In February, 1994, the Company relocated its operations to Chartley, Massachusetts (See Note 14). The Company is currently operating at the Chartley facility as a tenant at will.

         During 1993, the Company entered into an operating lease agreement for an office, manufacturing, and research facility in Hopkinton, Massachusetts. The Company did not relocate to this facility, but in 1994 used it for purposes of storage and warehousing. In 1995, the Company reached an agreement with the lessor to terminate the lease effective January 31, 1995.

         Total rental expense for operating leases was $67,500, $146,789, and $216,923 in 1995, 1994, and 1993.

(5)      Stock Options
         -------------

         In 1995, the Company maintained two stock option plans affording employees and other persons affiliated with the Company, excluding non-employee Directors, the opportunity to purchase shares of its common stock. In August, 1994, one of the stock option plans expired and no new grants are currently available under it. Under the remaining plan, the Board of Directors may grant incentive stock options to officers and other key employees of the Company. Additionally, the remaining plan permits the Board of Directors to issue non-qualified stock options to officers and other key employees and consultants of the Company. All incentive stock options are granted at the fair market value of the stock or in the case of certain optionees, at 110% of such fair market value at the time of the grant. Such options are exercisable in installments following a minimum period of employment and expire within ten years from the date granted. All non-qualified stock options are granted a price not less than 50% of the fair market value at the time of the grant. The difference between the option price and such fair market value is accounted for as compensation expense and amortized over the vesting period of the stock, which is determined by the Board of Directors.

CERAMICS PROCESS SYSTEMS CORPORATION
--------------------------------------------------------------------------------

(5)      Stock Options (Continued)
         -------------------------

         As of December 30, 1995, the total remaining number of remaining shares authorized for issuance under these stock option plans amounted to 524,032. The following is a summary of stock option activity for the fiscal years 1993, 1994, and 1995.

                                                                                   Non-qualified Stock
                                            Incentive Stock Options                      Options
                                          --------------------------            --------------------------
                                           Shares        Price Range             Shares        Price Range
                                          --------       -----------            --------       -----------
         Outstanding,
           January 2, 1993                 264,806        $0.50-1.25             442,894        $0.88-3.75
           Granted                              --                --               5,000              1.63
           Exercised                            --                --             (26,864)        0.88-1.00
           Canceled                        (46,366)        1.00-1.25             (48,061)         .88-2.75
                                          --------        ----------            --------        ----------
         Outstanding,
           January 1, 1994                 218,440         0.50-1.25             372,969         0.88-3.75
           Granted                            --                  --                  --                --
           Exercised                       (20,710)             0.50                  --                --
           Canceled                         (6,920)        1.00-1.25             (34,196)         .88-3.75
                                          --------        ----------            --------        ----------
         Outstanding,
           December 31, 1994               190,810         0.50-1.25             338,773         0.88-3.75
           Granted                         335,395              0.44              64,995              0.44
           Exercised                            --                --                  --                --
           Canceled                       (235,350)        0.44-1.25            (281,773)         .88-2.75
                                          --------        ----------            --------        ----------
         Outstanding,
           December 30, 1995               290,855        $0.44-1.25             121,995        $0.44-3.75
                                          ========        ==========            ========        ==========

         Options exercisable
           December 30, 1995               137,285        $0.44-1.25              78,668        $0.44-3.75
                                          ========        ==========            ========        ==========


         In addition, during 1992 the Company adopted the 1992 Director Option Plan (the "Director Plan") to compensate outside directors for their services. Under the Director Plan, eligible directors are initially granted options to purchase up to 4,000 shares of the Company's common stock, and are granted options to purchase up to 2,000 shares of the Company's common stock upon re-election as a director. Additionally, directors serving on standing committees of the Board are granted options to purchase up to 500 shares of the Company's common stock. No options to purchase shares of the Company's common stock under the Director Plan were granted in 1995 or 1994. In 1993, options to purchase 12,500 shares of the Company's common stock were granted to outside directors under the Director Plan at a price of $0.75 per share. At December 30, 1995, options to purchase 35,500 shares of Common Stock were outstanding under the Director Plan.

CERAMICS PROCESS SYSTEMS CORPORATION
--------------------------------------------------------------------------------

(5)      Stock Options (Continued)
         -------------------------

         In June 1995, the Company granted 400,390 options at the current fair market value of $0.44 with similar terms and conditions to existing option holders in exchange for the previously issued options.

         In November 1995, the financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation". The Company intends to adopt the disclosure requirements of SFAS No. 123 for the year ending December 28, 1996; therefore the adoption will have no impact on the Company's financial position or results of operations.

(6)      Research and Development Agreements
         -----------------------------------

         In 1995, the Company recognized no revenue or related costs from research and development agreements. In 1994 and 1993 the Company maintained research and development agreements with several parties. For fiscal years 1994 and 1993, the Company recognized revenue from these agreements in the amounts of $32,143 and $493,716, respectively, and incurred research and development costs relating to this revenue in the amounts of $36,065 and $337,480, respectively. Substantially all of the revenue and costs associated with research and development agreements in 1994 and 1993 were the result of collaborative development agreements with The Office of Naval Research ("ONR") and Carpenter Technology Corporation ("CarTech").

(7)      Notes Payable
         -------------

         Notes payable consist of the following at December 30, 1995:

         In 1995, the Company obtained financing under three agreements with separate parties, the terms and conditions of which are summarized as follows:

         Note Payable 1
         --------------
         Note payable dated March 31, 1995 due March 30, 1996,
         with interest payable at a rate of 10% per year. The
         Company is in default of this note effective March
         30, 1996 and is accruing interest from that date at
         the default rate of 15% per year. The note is
         collateralized by accounts receivable, inventory,
         property and equipment.                                        $250,000

         Note Payable 2
         --------------
         Note payable dated July 19, 1995, as amended July 31,
         1996, with interest payable at a rate of 10% per year
         due in installments on September 27, 1996, December
         27, 1996, March 28, 1997 and July 31, 1997.                     200,000

CERAMICS PROCESS SYSTEMS CORPORATION
--------------------------------------------------------------------------------


(7)      Notes Payable (continued)
         -------------------------

         Note Payable 3
         --------------
         Note payable dated November 30, 1995 due in
         installments commencing December 30, 1995 through
         June 30, 1996 with interest at a rate of 12% per year
         due June 30, 1996. The note is secured by accounts
         receivable, inventory and property and equipment.              $ 50,000
                                                                        --------
                                                                        $500,000
                                                                        ========

(8)      Convertible Notes Payable
         -------------------------

         Convertible notes payable consist of the following at December 30, 1995 and December 31, 1994:

         Note Payable 1
         --------------
         Unsecured notes payable dated February 16, 1994 with
         five parties, due June 30, 1995 plus interest at 10%
         per annum                                                      $250,000

         Note Payable 2
         --------------
         Unsecured note payable dated April 21, 1994, due
         April 21, 2001; interest at 10% per annum is due
         semi-annually on September 30 and March 31.                     500,000

         Note Payable 3
         --------------
         Unsecured note payable dated July 20, 1994, due
         January 31, 1996 plus interest at 10% per annum                 120,000

         Note Payable 4
         --------------
         Unsecured notes payable dated October 26, 1994 with
         six parties, due April 24, 1996 plus interest at 10%
         per annum.                                                   $1,000,000
                                                                      ----------
                                                                      $1,870,000
                                                                      ==========

         At December 30, 1995, the Company was in default of Note Payable 1 and Note Payable 2 and on January 31, 1996 and April 24, 1996, the Company defaulted on Notes Payable 3 and 4, respectively. $920,000 of the principal balance of the convertible notes payable represent amounts due to holders of greater than 10% of the Company's common stock for which the related accrued interest and interest expense as of and for the years ended December 30, 1995 and December 31, 1994 amounted to $120,489 and $28,741, and $92,000 and $28,741, respectively.

         Conversion privileges provided in the notes payable allow for the conversion of any unpaid principal throughout the term of each note, at the option of the note holders, for one share of the Company's common stock for each $0.50 of unpaid principal. The convertible notes are subordinated to all other indebtedness of the Company.

CERAMICS PROCESS SYSTEMS CORPORATION
--------------------------------------------------------------------------------

(8)      Convertible Notes Payable (continued)
         -------------------------------------

         Conversion privileges provided in Note Payable 1, Note Payable 3, and Note Payable 4 allow for the conversion of any unpaid interest throughout the note terms, at the option of the note holders, for one share of the Company's common stock for each $0.50 of unpaid principal. At the option of the Company, interest due under Note Payable 2 may be paid in shares of the Company's common stock at a conversion price of the lesser of $0.50 per share or 90% of the average closing bid price of the Company's common stock during the twenty consecutive trading days ending five business days immediately preceding the date on which any interest payment is due (See Note 3). 4,127,761 shares of common stock at December 30, 1995 are reserved for the conversion of convertible notes and related interest.

         In connection with the issuance of convertible notes payable, the Company issued warrants for the purchase of shares of the Company's common stock at a price of $0.50 per common share. Warrants for the purchase of 410,628 shares of common stock were outstanding at December 30, 1995 of which 315,560 expired on December 31, 1995 and 95,068 were exercisable from January 31, 1996 through July 30, 1996.

         Principal maturities for notes payable and convertible notes payable, if these were not in default, are as follows:

                  Currently                                        $  750,000
                  1996                                              1,435,000
                  1997                                                185,000
                  1998                                                      0
                  1999                                                      0
                  2000                                                      0
                  Thereafter                                                0
                                                                   ----------
                                                                   $2,370,000
                                                                   ==========


(9)      Accrued Expenses
         ----------------

         Accrued expenses consist of the following:

                                                December 30,       December 31,
                                                    1995               1994
                                                ------------       ------------
         Accrued legal and accounting             $150,549           $174,428
         Accrued interest (Note 7)                 219,839             79,311
         Accrued payroll                            67,364             74,029
         Accrued other                              35,505              9,414
                                                  --------           --------
                                                  $473,257           $337,182
                                                  ========           ========

CERAMICS PROCESS SYSTEMS CORPORATION
--------------------------------------------------------------------------------


(10)     Income Taxes
         ------------

           Deferred tax assets and liabilities are as follows:

                                             December 30,        December 31,
                                                 1995                1994
                                             ------------        ------------
         Net operating losses                $ 12,000,000        $ 11,840,000
         Vacation and other accrued
           expenses                                11,000              16,000
         Depreciation                             (85,000)            (83,000)
                                             ------------        ------------
              Total                            11,926,000          11,773,000
         Valuation allowance                  (11,926,000)        (11,773,000)
                                             $         --        $         --
                                             ============        ============


         Due to the uncertainty related to the realization of the net deferred tax asset, a full valuation allowance has been provided. At December 30, 1995, the Company had net operating loss carryforwards of approximately $34,000,000 available to offset future income for U.S. Federal income tax purposes, and $8,000,000 for state income tax purposes. These operating loss carryforwards expire at various dates from the years 2000 through 2011 for federal income tax purposes and the years 1997 through 2001 for state income tax purposes.

         The Tax Reform Act of 1986 limits the amount of operating loss and tax credit carryforwards that companies may utilize in any one year in the event of cumulative changes in ownership in excess of 50% over a three year period.

(11)     Retirement Savings Plan
         -----------------------

         Effective September 1, 1987, the Company established The Retirement Savings Plan (the "Plan") under the provisions of Section 401 of the Internal Revenue Code. Employees, as defined in the Plan, are eligible to participate in the Plan after 180 days of employment. Under the terms of the Plan, the Company may match employee contributions under such method as described in the Plan and as determined each year by the Board of Directors. Through December 30, 1995, no employer matching contributions had been made to the Plan.

(12)     Joint Venture
         -------------

         In February 1991, the Company formed a joint venture company, Metals Process Systems ("MPS"), headquartered in Boulogne, France, with Sopretac, a Vallourec Group Company, to market and license jointly-held technology for use with powdered metals to third parties. The Company contributed certain proprietary technology to the venture in exchange for a 49% equity position. The Company's investment was recorded under the equity method. To date the Company's investments in MPS have been written down to zero as the Company's share of MPS' losses have exceeded its investment. In 1995 the Company contributed approximately $60,000 to MPS, which, based on CPS'share of MPS' losses, was also charged to operations in 1995. In 1996, CPS' equity interest was reduced to 1% based upon additional investment by Vallourec in MPS.

CERAMICS PROCESS SYSTEMS CORPORATION
--------------------------------------------------------------------------------

(13)     Significant Customers and Export Sales
         --------------------------------------

         Significant customers in 1995, 1994, and 1993 were as follows:

                                               Significant         Significant
                                               Customer            Customer
                                               -----------         -----------

         Year ended December 30, 1995          A                   27%
                                               B                   21%
                                               C                   11%

         Year ended December 31, 1994          B                   23%
                                               C                   19%

         Year ended January 1, 1994            C                   11%
                                               D                   33%
                                               E                   18%
                                               F                   16%
                                               G                   10%

         Export sales were 2%, 4%, and less than 1% of total revenue in 1995, 1994, 1993, respectively, and represented sales to Europe and Japan.

(14)     Other Operating Expenses
         ------------------------

         In connection with the Company's relocation to Chartley, Massachusetts in February, 1994 (See Note 4), costs totaling $432,850 were incurred in the fitup of the Chartley building. These previously capitalized costs were expensed in their entirety in the fourth quarter of 1994.