Form 10-K/A
period 1996-09-28
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 1997-05-12
CIK 814676

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the period ended September 28, 1996
                 or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from          to

Commission file number          0-16088

           CERAMICS PROCESS SYSTEMS CORPORATION
  (Exact Name of Registrant as Specified in its Charter)

        Delaware                       		04-2832509
(State or Other Jurisdiction         	   (I.R.S. Employer
of Incorporation or Organization)	       Identification No.)
111 South Worcester Street
P.O. Box 338
Chartley, Massachusetts                		02712
(Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, including Area Code:
508-222-0614

Former Name, Former Address and Former Fiscal Year if Changed since Last Report:
Not Applicable.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
     [X]  Yes                                   [] No

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

      The accompanying financial statements for the fiscal quarters and nine-month periods ended September 28, 1996 and September 30, 1995 are unaudited. In the opinion of management, the unaudited consolidated financial statements of CPS reflect all adjustments necessary to present fairly the financial position and results of operations for such periods.

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



                            Ceramics Process Systems Corporation
                                          (Registrant)







Date:        May 1, 1997            /s/Grant C. Bennett
                                         Grant C. Bennett
                                         President and Director
                                         (Principal Executive
                                          Officer)