Form 10-K
period 1996-12-28
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 1997-05-12
CIK 814676

                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 28, 1996
-------------------------------------------
or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934, for the transition period from to

Commission file number:       0-16088

             CERAMICS PROCESS SYSTEMS CORPORATION
    (Exact name of registrant as specified in its charter)

           Delaware                          04-2832509
------------------------------------         ----------------
(State or other jurisdiction                 (I.R.S. Employer
Identification No.)
of incorporation or organization)

111 South Worcester Street, P.O. Box 338
Chartley, Massachusetts                      02712
(Address of principal executive offices)     (Zip Code)

Registrant's telephone no., including area code:  508-222-0614
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value, $0.01 per share
----------------------------------------
                                 (Title of class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
                         [X] Yes       [ ] No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was $2,157,614 based on the average of the reported closing bid and asked prices for the Common Stock on January 23, 1997 as reported on the OTC Bulletin Board.

Number of shares of Common Stock outstanding as of January 23, 1997: 7,917,504 shares.

Documents incorporated by reference.

Part I
-----------------------------------------------------------------------
Item 1.  Business.

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

     The Company's products are manufactured by proprietary processes the Company has developed such as the QuicksetTMInjection Molding Process ("Quickset Process") and the QuickCastTM Pressure Infiltration Process ("QuickCast
Process").

     Although the Company's focus is the microelectronics market, the Company participates in other markets through licensing its technology to corporations who manufacture and sell products in these other markets.

     In fiscal 1996, 96% of the Company's total revenue was derived from manufactured products, and 4% from licensing fees, versus fiscal 1995 and fiscal 1994 in which 99%, 0%, and less than 1%, and 97%, 3%, and less than 1%, respectively, of total revenues was derived from manufactured products, research contracts, and licensing fees, respectively.

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

     In fiscal 1996, Motorola Corporation, Olin Aegis, and Texas Instruments accounted for 56%, 16%, and 13% of total revenues, respectively. In fiscal 1995 and fiscal 1994, these same companies accounted for 27%, 8%, and 21%, and 1%, 4%, and 23% respectively, of total revenue. In fiscal 1996, 36% of the Company's total revenue resulted from defense-related business and 64% was from commercial or non-defense related business.

Strategic Partnerships In Other Market Areas
--------------------------------------------

     In addition to its primary focus in the microelectronics market, the Company participates in other markets through licensing its technology to corporations who manufacture and sell products in these other markets.

     Companies who are licensees of CPS technology include
Texas Instruments, Carpenter Technology Corporation
("CarTech"), Aluminum Corporation of America ("Alcoa"), and
Vesuvius International ("Vesuvius"). In fiscal 1996, CPS recognized $.085 million from license agreements with these companies.

     In 1991, CPS and Sopretac, a subsidiary of Vallourec of Boulogne, France, established a joint venture, Metals Process Systems ("MPS") to market on a worldwide basis licenses to use the Quickset Process for metal injection molding. At December 30, 1995 the Company owned 40% of the voting stock in MPS (see Patents and Trade Secrets), and Sopretac owned 60%. The Company accounted for its investment in MPS under the equity method and did not recognize any income or dividends from the joint venture in 1996. In 1996, the Company's ownership interest in MPS was reduced to less than 1%, based on additional investment in MPS by Sopretac.

Research and Development
------------------------

     All of the research, development and engineering costs incurred for the years 1994 through 1996 pertained to partially externally funded research and development contracts. In fiscal 1996 and fiscal 1995, the Company did not incur any costs for research and development. In fiscal 1994, the Company incurred research, development and engineering costs in the amounts of $0.04 million.

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

Patents and Trade Secrets
-------------------------

     As of December 28, 1996 the Company had 17 United States patents. The Company also had several international patent applications pending. The Company's licensees have rights to use certain patents as defined in their respective license agreements. The Company has granted co-ownership of five of its patents and licensing rights to MPS in exchange for its equity ownership in MPS. Under terms of the agreement, MPS has the exclusive right to use such patents in the area of metal powders and the Company has the exclusive right to use such patents in all other areas, provided, however, that MPS has granted to the Company a non-exclusive license to use the patents in the area of metal powders.

     The Company intends to continue to apply for domestic and foreign patent protection in appropriate cases. In other cases, the Company believes it may be better served by reliance on trade secret protection. In all cases, the Company intends to seek protection for its technological developments to preserve its competitive position.

Backlog and Contracts
---------------------

     As of December 28, 1996, the Company had a product backlog of $2.07 million, compared with a product backlog of $0.9 million at December 30, 1995. The Company shipped 54% of the year-end 1995 product backlog in 1996.

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

Employees
---------

     As of year-end 1996, the Company and its wholly-owned subsidiary, CPS Superconductor Corporation ("CPSS"), had 25 full-time employees, of whom 21 were engaged in manufacturing and engineering, and 4 in administration. The Company also employs temporary employees as needed to support production and program requirements.

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

     The Company's rental expense for operating leases was $68 thousand, $68 thousand, and $147 thousand in 1996, 1995 and 1994, respectively.

Item 3.  Legal Proceedings.

     The Company is not a party to any litigation which could have a material adverse effect on the Company or its business and is not aware of any pending or threatened material litigation against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 28, 1996.

Part II
------------------------------------------------------------------
Item 5.  Market for Registrant's Common Stock and Related
Stockholder Matters

     On January 23, 1997, the Company had 301 shareholders of record. The high and low closing bid prices of the Company's common stock for each quarter during the years ended December
28, 1996 and December 30, 1995 are shown below.

-------------------------------------------------------------
                                1996                1995
                          ---------------      --------------
                          High       Low       High      Low
                          ----       ----      ----      ----
1st Quarter                7/16      5/32       1/2       3/8
2nd Quarter               11/16       1/8       1/2       3/8
3rd Quarter               11/16       3/8       1/2       3/8
4th Quarter                 5/8      5/16      7/16      5/16
-------------------------------------------------------------

     The Company has never paid cash dividends on its Common Stock. The Company currently plans to reinvest its earnings, if any, for use in the business and does not intend to pay cash dividends in the foreseeable future. Future dividend policy will depend, among other factors, upon the Company's earnings and financial condition.

     The Company's Common Stock is traded on the Over-the-
Counter Bulletin Board under the symbol CPSX.

Item 6.  Selected Consolidated Financial Data

     The following selected financial data of the Company should be read in conjunction with the consolidated financial statements and related notes filed as part of this Annual
Report on Form 10-K.

             SELECTED CONSOLIDATED FINANCIAL DATA
For the Fiscal Year:       1996    1995     1994     1993     1992
--------------------------------------------------------------------
Summary of Operations
---------------------

Revenue                  $ 2,007  $ 1,387  $ 1,192  $ 4,164  $ 5,002

Operating Expenses         2,201    2,221    3,071    4,113    7,809
                          ------  -------  -------  -------  -------

Operating Income (Loss)     (194)    (834)  (1,879)      51   (2,807)

Net Other Income (Expense)  (217)    (274)     (38)       0       48
                          ------   ------   ------   ------   ------

Net Income (Loss)        $  (411) $(1,108) $(1,917) $    51  $(2,759)
                          ======   ======   ======   ======   ======
Net Income (Loss)
  Per Common Share       $ (0.05) $ (0.14) $ (0.25) $  0.01  $ (0.40)
                          ======   ======   ======   ======   ======
Weighted Average Number
  of Common Shares
  Outstanding              7,781*   7,675*   7,581*   7,620    6,982*
                          ======   ======   ======   ======   ======

--------------------------------------------------------------------
Year-end Position
-----------------

Working Capital(Deficit) $(3,200) $(2,736) $(  165) $    51  $   129

Total Assets             $   795  $   526  $   932  $ 1,112  $ 2,121

Long-term Obligations    $    88  $     0  $ 1,620  $     8  $   224

Stockholders' Equity
  (Deficit)              $(2,905) $(2,493) $(1,458) $   449  $   378

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

Risks and Uncertainties
-----------------------

     The Company manufactures its products to customer specifications and currently sells it products to a limited number of customers and in limited industries. Generally such customers have not been recurring in recent years. A significant portion of the Company's revenues has historically been generated from no greater than three customers and from customers in the defense industry. As discussed in Notes 2, 7 and 8 to the Notes to Consolidated Financial Statements, the Company has incurred cumulative losses since its inception. In addition, the Company in 1995 and 1996 defaulted on interest and principal repayments of certain notes payable that have matured. Although the Company seeks to modify the original terms of these notes, it is unable to repay the matured balances at this time and there is no assurance that the notes will be modified on terms acceptable to the Company.

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


Results of Operations
---------------------

Revenue
-------

     Total revenue of $2.01 million in 1996 reflects an increase of $0.62 million, or 45%, from 1995 total revenue of $1.4 million. Ninety-six percent of total revenue in 1996 and over 97% of total revenue in 1995 consisted of sales of manufactured products; revenue earned under license agreements in 1996 and 1995 amounted to $85 thousand and $2 thousand, respectively.

     The increase in product sales in 1996 versus the prior year was attributable primarily to an increase in sales to one customer. Total revenue of $1.4 million in 1995 reflected an increase of 16% from 1994 total revenue of $1.2 million. The increase in product sales in 1995 versus 1994 was attributable primarily to the Company being fully operational in 1995, whereas the Company was in the process of relocating to Chartley, Massachusetts, over the first nine months of 1994. The relocation resulted in a series of operational inefficiencies and disruptions which had an adverse effect on product sales and related gross margins in 1994.

Operating Costs
---------------

     Total operating costs were $2.2 million, $2.2 million, and $3.1 million, for the fiscal years 1996, 1995, and 1994, respectively. Other operating expenses of $0.4 million, incurred in the fit-up of a building in connection with the Company's relocation to Chartley, Massachusetts in February,
1994, were included with total operating costs in 1994.

     Cost of sales for the years 1996, 1995, and 1994, amounted to $1.7 million, $1.6 million, and $1.8 million, respectively. Research, development and engineering costs pertaining to collaborative development revenue amounted to no costs, no costs and $.04 million, for the years 1996, 1995, and 1994, respectively, and selling, general and administrative costs amounted to $0.5 million, $0.6 million, and $0.8 million, for these same years respectively.

     The $0.1 million increase in cost of sales in 1996 versus 1995 is primarily attributable to higher sales volume in 1996. The $0.2 million reduction in cost of sales in 1995 versus 1994 is primarily due to the Company being fully operational in 1995, whereas the Company was in the process of relocating to Chartley, Massachusetts over the first nine months of 1994.

     The Company had no collaborative development agreements in 1996. The decrease in research, development and engineering expenses of $0.04 million from 1994 to 1995 reflected reduced activity under collaborative development agreements over these respective years.

     The decrease in selling, general and administrative expenses of $0.1 million from 1995 to 1996 was primarily attributable to reduced salary costs. Selling, general and administrative expenses decreased $0.2 million in 1995 compared to 1994, primarily due to reduced accounting and legal expenses.

Net Other Expenses
------------------

     The Company had net other expense of $217 thousand, $274 thousand, and $38 thousand for the fiscal years 1996, 1995, and 1994, respectively. The decrease in net other expense in 1996 compared to 1995 is due to higher interest rates on certain balances in deficit offset by a reduction in amounts paid to MPS (See Note 12 to the Notes to Consolidated Financial Statements). The increase in net other expense in 1995 compared to 1994 was primarily due to an increase in interest expense accrued on a larger average principal balance of interest bearing debt agreements and amounts paid to MPS (See Note 12).

Income Taxes
------------

     The Company neither paid nor accrued income taxes in 1996, 1995, or 1994, due to its tax losses in those years.

     Certain provisions of the Internal Revenue Code limit the annual utilization of net operating loss carryforwards if, over a three-year period, a greater than 50% change in ownership occurs. The Company may have exceeded the 50% ownership charge in 1996 under Section 382 of the Internal Revenue Code, therefore, the amount of annual net operating losses available to offset future taxable income may be limited. The Company has not yet determined the valuation necessary to determine the limitation, therefore, the amount of the annual limitation is not yet determinable.

Liquidity and Cash Reserves
---------------------------

     Cash on hand at December 28, 1996 totaled $113 thousand, an increase of $81 thousand from the 1995 year end balance of $32 thousand.

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

     In February, 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share", which is effective for fiscal years ending after December 15, 1997, including interim periods. SFAS 128 requires the presentation of basic and diluted earnings per share (EPS). Basic EPS, which replaces primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under the existing rules. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. The Company will adopt SFAS 128 in 1997 and has not yet determined the impact of adoption.

Inflation
---------

     Inflation had no material effect on the results of operations or financial condition during 1996, 1995, or 1994. There can be no assurance, however, that inflation will not affect the Company's operations or business in the future.

Item 8.  Financial Statements and Supplementary Data

     See Index to the Company's Financial Statements and the accompanying financial statements and notes which are filed as part of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         None.

Part III
--------------------------------------------------------------------
Item 10.  Directors and Executive Officers of the Registrant

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

     The Directors and executive officers of the Company are as follows:
Name                     Age                 Position
----                     ---                 --------
Grant C. Bennett         41                  President,
                                             Chief Executive
                                             Officer,
                                             Treasurer
                                             and Director

H. Kent Bowen            54                  Director

Francis J. Hughes, Jr.   46                  Director

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

     Mr. Francis J. Hughes, Jr. has served as President of American Research and Development Corporation ("ARD"), a venture capital firm, since 1992. Mr. Hughes joined ARD's predecessor organization in 1982, and became Chief Operating Officer in 1990. Mr. Hughes served as General Partner (or general partner of the general partner) of the following venture capital funds: ARD I, L.P., ARD II, L.P. (since July,
1985), ARD III, L.P. (since April, 1988) and Hospitality Technology Fund, L.P. (since June, 1991). Mr. Hughes has served as a Director of the Company since 1993. Mr. Hughes is also a director of RF Monolithics, Inc., and Texas Micro, Inc.

     There are no family relationships between or among any executive officers or Directors of the Company.

Item 11.  Executive Compensation

     The following table sets forth certain information with respect to the annual and long-term compensation of the Company's Chief Executive Officer for the three fiscal years ended December 28, 1996. No other executive officer of the Company serving on the last day of fiscal year 1996 received total annual salary and bonus in excess of $100,000.

                     SUMMARY COMPENSATION TABLE

                            Annual Compensation      Long Term Compensation
                                             Other                    All Other
                                             Compen- Options/ LTIP    Compensa-
Name & Principal Position Year Salary  Bonus sation  SAR's    Payouts tion
------------------------- ---- ------  ----- ------- -------- ------- ---------
                               ($)     ($)   ($)     (#)      ($)     ($)
Grant C. Bennett..........1996 $95,550 $ 0   $ 0     $ 0      $ 0     $ 0
 President and Chief      1995 $92,925 $ 0   $ 0     $ 0      $ 0     $ 0
 Executive Officer        1994 $91,000 $ 0   $ 0     $ 0      $ 0     $ 0

     The Company's President and Chief Executive Officer did not receive option grants during fiscal year 1996. During fiscal year 1996 no options were exercised by him, and at the end of the fiscal year 1996 no options were held by him. The following table summarizes option exercises by him and the value of options held by him at the end of the fiscal year 1996.

Directors' Fees
---------------

     Under the terms of the Company's 1992 Director Option Plan (the "Director Plan"), Directors who are neither officers nor employees of the Company (the "Outside Directors") are entitled to receive stock options as compensation for their services as Directors. A non-statutory stock option (the "initial option") to purchase up to 4,000 shares of Common Stock was granted on May 1, 1992 to each eligible Director who was then serving as a Director, and shall be granted to each other eligible Director upon his or her initial election as a Director. Also, each eligible Director is entitled to receive a non-statutory stock option (the "reelection option") to purchase up to 2,000 shares of Common Stock on each subsequent date that he or she is reelected as a Director of the Company. In addition, under the terms of the Plan, the Director serving as Chairman of the Board and each Director serving on a standing committee of the Board is entitled to receive an option to an additional 500 shares as part of his initial option and each reelection option. Options vest in 12 equal monthly installments beginning one month from the date of grant, provided that 2,000 shares of each initial option vest immediately. No options were granted to Directors under the Director Plan in 1994. At December 28, 1996, options to purchase 35,500 shares of Common Stock were outstanding under the Director Plan.

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

     Mr. Bennett is currently participating in the Severance
Program. No amounts were paid under the Severance Program in 1996.

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

                                                   Percentage of
                                   Common Stock    Shares of
Name and Address                   Beneficially    Common Stock
of Beneficial Owner                Owned (1)       Outstanding
-------------------                ------------    -------------
Ampersand Specialty Materials
 Ventures Limited Partnership
 ("ASMV")
 55 William Street, Suite 240
 Wellesley, MA  02181              1,668,666 (2)   17.4%

Waco Partners
 c/o Wechsler & Co., Inc.
 105 South Bedford Road, Suite 310
 Mount Kisco, NY  10549            1,950,423 (3)   20.4%

American Research and
 Development III, L.P.
 ("ARD III")
 45 Milk Street
 Boston, MA  02109                 1,181,899 (4)   14.3%

American Research and
 Development I, L.P.
 ("ARD I")
 45 Milk Street
 Boston, MA  02109                   990,802 (5)   12.1%

Techno Venture Management Corp.
 ("TVM")
 101 Arch Street, Suite 1950
 Boston, MA  02110                   501,726 (6)    6.1%

Grant C. Bennett                   1,646,167       20.8%

H. Kent Bowen                           None          *

Francis J. Hughes, Jr.             2,177,201 (7)   25.4%

All Directors and Officers as a
 group (four persons)              3,825,185 (8)   44.5%

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


Item 13.  Certain Relationships and Related Transactions

     In February, 1991, the Company transferred to Metals Process Systems ("MPS"), a French societe anonyme, certain licensing rights and a co-ownership interest in certain of the Company's patents, for 49% of the voting stock of MPS. Under the terms of the transfer agreement, MPS shall have the exclusive right to use such patents in the area of metal powders and the Company shall have the exclusive right to use such patents in all other areas, provided, however that MPS has granted to the Company a non-exclusive license to use the patents in the area of metal powders. In 1993, this equity position was adjusted to 40%, based on additional capital contributions to MPS by the Company and Sopretac, the co-owner of the joint venture. The Company's investment was recorded under the equity method. To date the Company's investments in MPS have been written down to zero as the Company's share of MPS' losses have exceeded its investment. In 1995 the Company contributed approximately $60,000 to MPS, which, based on CPS' share of MPS' losses, was also charged to operations in 1995. In 1996, CPS' equity interest was reduced to 1% based upon additional investment by Vallourec in MPS.

     In 1994, the Company issued convertible subordinated notes to affiliates of Directors and other persons known by the
Company to beneficially own more than 5% of the outstanding
shares of the Company.  Below is a summary of the notes,
including shares of the Company's Common Stock issuable upon conversion, within 60 days after January 23, 1997, of the note principal and related interest.
                            Per
                            Annum      Shares Issuable Upon Conversion
                 Principal  Principal  Within 60 Days After
                 Amount     Amount     January 23, 1997
                                       -------------------------------
                                       Principal     Interest
                                       ---------     --------
Noteholder       ($)          (#)      (#)           (#)

ASMV             $660,000     10%      1,320,000     333,666

Waco Partners    $750,000     10%      1,500,000     120,822

ARD III          $141,440     10%        282,880      72,750

ARD I            $118,560     10%        237,120      60,982

TVM              $100,000     10%        200,000      51,726

Affiliates of
 Directors as
 a group         $260,000     10%        520,000     133,732

Part IV
------------------------------------------------------------------------
Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

(a)  Documents filed as part of this Form 10-K.

     1.   Financial Statements
          --------------------
          The financial statements filed as part of this Form 10-K are listed on the Index to Consolidated
          Financial Statements on page 21 of this Form 10-K.

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

CERAMICS PROCESS SYSTEMS CORPORATION

By:  /s/ Grant C. Bennett
     --------------------------
     Grant C. Bennett
     President
     Date: May 12, 1997

Pursuant to the Requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                                Date
--------------------       ------------------------             --------------



/s/ Grant C. Bennett         President, Treasurer and Director}
--------------------------   (Principal Executive Officer)    }
Grant C. Bennett                                              }
                                                              }
                                                              }
                                                              }
/s/ H. Kent Bowen            Director                         }
--------------------------                                    }
H. Kent Bowen                                                 } May 12,
                                                              } 1997
                                                              }
                                                              }
/s/ Francis J. Hughes, Jr.   Director                         }
--------------------------                                    }
Francis J. Hughes, Jr.                                        }
                                                              }

             CERAMICS PROCESS SYSTEMS CORPORATION

                         EXHIBIT INDEX

Exhibit
No.            Description                                         Page
-------        -----------                                         ----
  3.1**        Restated Certificate of Incorporation of the
               Company, as amended, is incorporated herein by
               reference to Exhibit 3 to the Company's
               Registration Statement on Form 8-A
               (File No. 0-16088)                                  --

  3.2**        By-laws of the Company, as amended, are
               incorporated herein by reference to Exhibit 3.2
               to the Company's Registration Statement on Form
               S-1 (File No. 33-14616)(the "1987 S-1Registration
               Statement")                                         --

  4.1**        Specimen certificate for shares of Common Stock of
               the Company is incorporated herein by reference to
               Exhibit 4 to the 1987 S-1 Registration Statement    --

  4.2**        Description of Capital Stock contained in the
               Restated Certificate of Incorporation of the
               Company, as amended, filed as Exhibit 3.1           --

(1)10.1**      1984 Stock Option Plan of the Company, as amended,
               is incorporated herein by reference to Exhibit
               10(b) to the Company's Annual Report on Form 10-K
               for the year ended December 31, 1988                --

(1)10.2**      1989 Stock Option Plan of the Company, is
               incorporated by reference to Exhibit 10.6 to the
               Company's 1989 S-1 Registration Statement           --

(1)10.3**      1992 Director Stock Option Plan is incorporated by
               reference to Exhibit 10.5 to the Company's Annual
               Report on Form 10-K for the fiscal year ended
               December 28, 1991                                   --

  10.4**       Participation Agreement, dated February 14, 1991,
               between the Company and Sopretac, a French societe
               anonyme, is incorporated by reference to Exhibit
               10.10 to the Company's Annual Report on Form 10-K
               for the year ended December 28, 1991                --

(1)10.5**      Retirement Savings Plan, effective September 1,
               1987 is incorporated by reference to Exhibit 10.35
               to the Company's 1989 S-1 Registration Statement    --

(1)10.6**      Severance Benefit Program, effective June 1, 1989,
               is incorporated by reference to Exhibit 10.36 to
               the Company's S-1 Registration Statement            --

  10.7**       Research and Development Agreement, dated as of
               June 26, 1991, between the Company and Carpenter
               Technology Corporation ("CarTech") is
               incorporated by reference to Exhibit 10.17 to the
               Company's Annual Report on Form 10-K for the year
               ended December 28, 1991                             --

  10.8**       Option and License Agreement, dated as of June 26,
               1991, between the Company and CarTech is
               incorporated by reference to Exhibit 10.19 to the
               Company's Annual Report on Form 10-K for the year
               ended December 28, 1991                             --

  10.9**       License Agreement, dated as of December 11, 1992,
               between the Company and CarTech is incorporated by
               reference to Exhibit 10.19 to the Company's Annual
               Report on Form 10-K for the fiscal year ended
               January 2, 1993                                     --

  10.10**      Amendment to Research and Development Agreement,
               dated as of December 11, 1992, between the Company
               and CarTech is incorporated by reference to Exhibit
               10.20 to the Company's Annual Report on Form 10-K
               for the fiscal year ended January 2, 1993           --

  10.11**      Amendment to Option and License Agreement, dated as
               of December 11, 1992, between the Company and
               CarTech is incorporated by reference to Exhibit
               10.21 to the Company's Annual Report on Form 10-K
               for the fiscal year ended January 2, 1993           --

  10.12**      BancBoston lease line of credit, dated December 23,
               1991, between the Company and The First National
               Bank of Boston is incorporated by reference to
               Exhibit 10.20 to the Company's Annual Report on
               Form 10-K for the year ended December 28, 1991      --

  10.13**      Amendment to BancBoston lease line of credit, dated
               December 31, 1992, between the Company and the
               First National Bank of Boston is incorporated by
               reference to Exhibit 10.21 to the Company's Annual
               Report on Form 10-K for the fiscal year ended
               January 2, 1993                                     --

  10.14**      Form of 10% Convertible Subordinated Note Due June
               30, 1995 and related Common Stock Purchase Warrant
               between the Company and noteholder is incorporated
               by reference to Exhibit 10.22 to the Company's
               Annual Report for the fiscal year ended January 1,
               1994                                                --

  10.15**      10% Convertible Subordinated Note Due April 21,
               2001 between the Company and Waco Partners and
               related Subordinated Convertible Note Purchase
               Agreement between the Company and Wechsler & Co.,
               Inc. is incorporated by reference to Exhibit 10.21
               to the Company's Annual Report for the fiscal year
               ended December 31, 1994                             --

  10.16**      10% Convertible Subordinated Note Due January 31,
               1996 and related Common Stock Purchase Warrant
               between the Company and Ampersand Specialty
               Materials Ventures Limited Partnership is
               incorporated by reference to Exhibit 10.22 to the
               Company's Annual Report for the fiscal year ended
               December 31, 1994                                   --

  10.17**      Form of 10% Convertible Subordinated Note Due April
               24, 1996 and related Common Stock Purchase Warrant
               between the Company and noteholder is incorporated
               by reference to Exhibit 10.23 to the Company's
               Annual Report for the fiscal year ended December
               31, 1994                                            --

  10.18**      Senior Secured Promissory Note Due March 30, 1996
               and related Security Agreement between the Company
               and Aavid Thermal Technologies, Inc. is
               incorporated by reference to Exhibit 10.24 to the
               Company's Annual Report for the fiscal year ended
               December 31, 1994                                   --

  10.19**      Secured Line of Credit Note Due June 30, 1996 and
               related Security Agreement between the Company and
               Kilburn Isotronics, Inc.                            --

  10.20**      Amended and Restated Promissory Note dated July
               31, 1996 between the Company and Texas Instruments
               Incorporated                                        --

  11.1         Computation of Earnings (Loss) Per Share            38

  21**         Subsidiaries of the Registrant are incorporated
               herein by reference to Exhibit 22 to the Company's
               Annual Report on Form 10-K for the year ended
               December 31, 1988                                   --

  23.1         Consent of Independent Accountants                  39

**   Incorporated herein by reference.

(1) Management Contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              OF
             CERAMICS PROCESS SYSTEMS CORPORATION



                                                        Page
------------------------------------------------------------

Report of Independent Accountants                         22

Consolidated Balance Sheets as of December 28, 1996 and
     December 30, 1995                                    23

Consolidated Statements of Operations for the years ended
     December 28, 1996, December 30, 1995,
     and December 31, 1994                                25

Consolidated Statements of Stockholders' Deficit for
     the years ended December 28, 1996,
     December 30, 1995, and December 31, 1994             26

Consolidated Statements of Cash Flows for the years ended
     December 28, 1996, December 30, 1995,
     and December 31, 1994                                27

Notes to Consolidated Financial Statements                28



All schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS
-----------------------------------------------------------------------



The Board of Directors and Stockholders
Ceramics Process Systems Corporation


We have audited the consolidated financial statements of Ceramics Process Systems Corporation listed in the index on page 21 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ceramics Process Systems Corporation as of December 28, 1996 and December 30, 1995, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 28, 1996, in conformity with generally accepted accounting principles.

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







                                   COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
March 27, 1997

CONSOLIDATED BALANCE SHEETS
Ceramics Process Systems Corporation
---------------------------------------------------------------------------



                            ASSETS




                                        December 28,      December 30,
                                           1996               1995
                                        ------------      ------------
Current Assets:
  Cash                                  $ 113,331         $   32,127
  Accounts receivable, trade              141,035            211,575
  Inventories (Note 2)                    156,445             29,026
  Prepaid expenses                          1,340             10,824
  Other current assets                          0                475
                                        ---------         ----------
     Total current assets                 412,151            284,027
                                        ---------         ----------


 Property and equipment (Notes 2 & 4):
  Production equipment                  1,018,055            941,512
  Office equipment                         60,403             65,529
  Leased Equipment                        126,948                  0
                                        ---------          ---------
                                        1,205,406          1,007,041
  Less accumulated depreciation and
   amortization                           819,377            765,635
  Less accumulated amortization
   of leased equipment                      5,290                  0
                                        ---------          ---------
     Net property and equipment           380,739            241,406
                                        ---------          ---------


 Deposits                                   2,337                953
                                        ---------          ---------


     Total Assets                       $ 795,227          $ 526,386
                                        =========          =========







The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (continued)
Ceramics Process Systems Corporation
-------------------------------------------------------------------------
             LIABILITIES AND STOCKHOLDERS' DEFICIT

                                     December 28,        December 30,
                                         1996               1995
                                     ------------        ------------
 Current Liabilities:
 Accounts payable                    $  128,762           $  176,494
 Accrued expenses (Note 9)              789,766              473,257
 Customer deposits                      355,987                   --
 Notes payable (Note 7)                 450,000              500,000
 Current portion of convertible notes
  payable (Note 8):
   Related parties                      260,000              920,000
   Other                              1,610,000              950,000
 Current portion of obligations under
  capital leases (Note 4)                17,383                   --
                                    -----------          -----------
     Total current liabilities        3,611,898            3,019,751

Obligations under capital leases
 less current portion                    87,999                   --
                                    -----------          -----------

     Total Liabilities                3,699,897            3,019,751
                                    -----------          -----------

Commitments (Notes 2,4,7 and 8)

Stockholders' Deficit
 (Notes 5 and 8):
  Common stock, $0.01 par value.
   Authorized 15,000,000 shares; issued
   7,780,766 shares in 1996 and
   7,780,766 shares in 1995              77,808               77,808

  Preferred stock, $0.01 par value.
   Authorized 5,000,000 shares;
   no shares issued and outstanding          --                   --

  Additional paid-in capital         30,457,384           30,457,384

  Accumulated deficit               (33,379,027)         (32,967,722)
                                    -----------          -----------
                                     (2,843,835)          (2,432,530)
  Less treasury stock, at cost,
   22,883 common shares in 1996
   and 22,883 common shares in 1995     (60,835)             (60,835)
                                    -----------          -----------

     Total Stockholders' Deficit     (2,904,670)          (2,493,365)
                                    -----------          -----------

     Total Liabilities and
       Stockholders' Deficit          $ 795,227            $ 526,386
                                    ===========          ===========

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Ceramics Process Systems Corporation
                                              Years Ended
                              -------------------------------------------
                              December 28,    December 30,   December 31,
                                 1996            1995           1994
                              ------------    ------------   ------------
 Revenue:

  Product Sales               $1,922,006      $ 1,385,022     $ 1,156,912
  Collaborative development
     agreements (Note 6)              --               --          32,143
  License agreements              85,000            2,000           2,500
                              ----------      -----------     -----------
     Total Revenue             2,007,006        1,387,022       1,191,555
                              ----------      -----------     -----------

 Costs and expenses:

  Cost of sales                1,686,148        1,635,592       1,767,300
  Research, development and
   engineering                        --               --          36,065
  Selling, general and
   administrative                515,346          585,129         834,337
  Other operating expenses
   (Note 14)                          --               --         432,850
                              ----------      -----------     -----------
     Total costs and expenses  2,201,494        2,220,721       3,070,552
                              ----------      -----------     -----------

 Operating income (loss)        (194,488)        (833,699)     (1,878,997)
                              ----------      -----------     -----------

 Other income (expense):

  Interest income                     --            1,289           1,556
  Interest expense              (248,500)        (216,347)        (89,998)
  Gain (loss) on disposal of
   equipment                      27,043             (666)         50,696
  Other income (expense)           4,640          (58,098)             --
                              ----------      -----------     -----------
     Net other income (expense) (216,817)        (273,822)        (37,746)
                              ==========      ===========     ===========

 Net loss                     $ (411,305)     $(1,107,521)    $(1,916,743)
                              ==========      ===========     ===========

 Net loss per common
  share                         $  (0.05)     $     (0.14)    $     (0.25)
                              ==========      ===========     ===========

 Weighted average number of
  common shares outstanding    7,780,766        7,674,534       7,581,000
                              ==========      ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the years ended December 28, 1996, December 30, 1995
and December 31, 1994
Ceramics Process Systems Corporation


                        Common stock
                        ---------------   Additional                           Total
                        Number    Par     paid-in     Accumulated   Treasury   Stockholders'
                        of shares Value   capital     deficit       stock      deficit
                        --------- -----   ----------  -----------   --------   -------------

Balance at
 January 1, 1994        7,590,076 $75,901 $30,377,018 $(29,943,458) $(60,835)  $   448,626

Stock options exercised    20,710     207      10,148           --        --        10,355
Net loss                       --      --          --   (1,916,743)       --    (1,916,743)
                        --------- ------- ----------- ------------  --------   -----------

Balance at December 31,
 1994                   7,610,786  76,108  30,387,166  (31,860,201)  (60,835)   (1,457,762)

Common stock issued in
 settlement of
 interest obligation      169,980   1,700      70,218           --        --        71,918
Net loss                       --      --          --   (1,107,521)       --    (1,107,521)
                        --------- ------- ----------- ------------  --------   -----------

Balance at December 30,
 1995                   7,780,766  77,808  30,457,384  (32,967,722)  (60,835)   (2,493,365)

Net loss                       --      --          --     (411,305)       --      (411,305)
                        --------- ------- ----------- ------------  --------   -----------
Balance at December 28,
 1996                   7,780,766 $77,808 $30,457,384 $(33,379,027) $(60,835)  $(2,904,670)
                        ========= ======= =========== ============  ========   ===========






The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Ceramics Process Systems Corporation

                                                    Years Ended
                                     ------------------------------------------
                                     December 28,  December 30,  December 31,
                                        1996          1995         1994
                                     ------------  ------------  --------------
Cash flows from operating
activities:
 Net loss                             $(411,304)   $(1,107,521)  $(1,916,743)
 Adjustments to reconcile
  net loss to cash provided
  by (used in) used in
  operating activities:
   Depreciation                         108,070        104,531       105,820
  Amortization                            5,290         11,517        43,217
  Loss(gain)on disposal of
  equipment                             (27,043)           666       (50,696)
  Loss on investment                         --         65,893            --
  Changes in assets and liabilities:
   Accounts receivable, trade            70,540         31,553       264,393
   Inventories                         (127,419)        27,100        27,406
   Prepaid expenses                       9,484         17,319        (1,519)
   Other current assets                     475         24,044       (24,519)
   Accounts payable                     (47,732)         7,871       (34,030)
   Accrued expenses                     214,558        257,993        95,027
   Due to customer                       51,950             --      (176,528)
   Deferred revenue                     355,987         (6,300)           --
                                      ---------    -----------   -----------
     Net cash provided by (used in)
      operating activities              202,856       (565,334)   (1,668,166)
                                      ---------    -----------   -----------

Cash flows from investing activities:
 Proceeds from sale of assets            27,500          8,040        50,696
 Additions to property and equipment   (147,768)       (41,327)     (100,995)
 Investment in joint venture                 --        (65,893)           --
 Deposits                                (1,384)         1,670        29,971
                                      ---------    -----------   -----------
     Net cash used in investing
      activities                       (121,652)       (97,510)      (20,328)
                                      ---------    -----------   -----------

Cash flows from financing activities:
 Principal payments for capital lease
  obligations                                --         (7,532)      (28,691)
 Proceeds from issuance of notes
  payable                                    --        450,000     1,870,000
 Proceeds from issuance of common
  stock                                      --             --        10,355
                                      ---------    -----------   -----------
     Net cash provided by
      financing activities                   --        442,468     1,851,664
                                      ---------    -----------   -----------

Net increase (decrease) in cash          81,204       (220,376)      163,170
Cash at beginning of year                32,127        252,503        89,333
                                      ---------    -----------   -----------
Cash at end of year                   $ 113,331    $    32,127   $   252,503
                                      =========    ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Ceramics Process Systems Corporation
--------------------------------------------------------------------------

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

          The Company has continued to incur
          losses from operations and has experienced cumulative losses from operations since its inception. In addition, as discussed in Notes 7 and 8, substantially all of the Company's notes and convertible notes payable obligations have matured, and in 1995 and 1996, the Company defaulted on the related principal repayments and interest obligations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Ceramics Process Systems Corporation
---------------------------------------------------------------------------

          There is no assurance that revenues from the license agreement or sales to the significant customer noted above will continue. Also, there is no assurance that the notes and convertible notes payable can be modified on terms acceptable to the Company.

     (c)  Inventories
          -----------

          Inventories are stated at the lower of
          cost or market.  Cost is determined using the first-
          in, first-out (FIFO) method.  Year end inventory
          balances consisted of the following:
                                    December 28,    December 30,
                                       1996            1995
                                    ------------    ------------
          Raw materials               $ 39,412         $ 7,399
          Work-in-process               85,933           8,970
          Finished goods                31,100          12,657
                                      --------         -------
                                      $156,445         $29,026
                                      ========         =======

     (d)  Property and Equipment
          ----------------------
          Property and equipment are stated at
          cost. Depreciation of equipment is calculated on a straight-line basis over the estimated useful life, generally five years. Amortization under capital leases is calculated on a straight-line basis over the life of the lease. Depreciation of leasehold improvements is calculated using the straight-line method over the lease term or the estimated useful lives, whichever is shorter. Upon retirement, the cost and related accumulated depreciation or amortization are removed from their respective accounts. Any gains or losses are included in the results of operations in the period in which they occur.

     (e)  Revenue Recognition
          -------------------
          The Company recognizes product revenue
          generally upon shipment. Revenue related to research and development contracts is recognized on the percentage-of-completion basis, which is generally based on the relationship of incurred costs to total estimated costs on each contract. Revenue related to license agreements is recognized upon receipt of the license payment or over the license period, if the Company has continuing obligations under the agreement. Advance payments in excess of revenue recognized are recorded as customer deposits.

     (f)  Research and Development Costs
          ------------------------------
          There were no research and development costs in fiscal year 1996 and 1995. In prior periods research and development costs were charged to expense as incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Ceramics Process Systems Corporation
--------------------------------------------------------------------------

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

     (h)  Net Loss Per Share
          ------------------
          Net loss per share is calculated based
          on the weighted average number of common shares outstanding during the year. Stock options and stock purchase warrants are not considered in the calculations of net loss per share since their effect would be antidilutive.

          In February, 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share", which is effective for fiscal years ending after December 15, 1997, including interim periods. SFAS 128 requires the presentation of basic and diluted earnings per share (EPS). Basic EPS, which replaces primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under the existing rules. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. The Company will adopt SFAS 128 in 1997 and has not yet determined the impact of adoption.

     (i)  Use of Estimates in the Preparation of
          Financial Statements
          --------------------------------------
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Ceramics Process Systems Corporation
---------------------------------------------------------------------------

     (j)  Risks and Uncertainties
          -----------------------
          The Company manufactures its products
          to customer specifications and currently sells its products to a limited number of customers in a limited number of industries. Generally such customers have not been recurring in recent years. A significant portion of the Company's revenues has historically been generated from no greater than three customers and from customers in the defense industry. Financial instruments which potentially subject the Company to concentrations of credit risk consist of trade accounts receivable. The Company has not incurred significant losses on its accounts receivable in the past.

     (k)  Financial Instruments
          ---------------------
          A substantial portion of the Company's
          borrowings have been financed by significant stockholders of the Company, some of which have reduced their ownership interest in 1996. In addition, the Company is in default of a significant portion of its notes payable and convertible notes payable. As a result of the Company's defaults and the uncertainties surrounding the Company's ability to continue as a going concern, it is not practicable to estimate the fair value of the Company's notes payable and convertible notes payable.

     (l)  Fiscal Year-End
          ---------------
          The Company's fiscal year end is the
          last Saturday in December or the first Saturday in January, which results in a 52- or 53-week year.
          Fiscal years 1996, 1995, and 1994, consisted of 52 weeks.

     (m)  Dividend Policy
          ---------------
          Dividends are declared at the
          discretion of the Company's Board of Directors. To date, no cash dividends have been declared. Any earnings are reinvested in the Company.

(3)  Supplemental Cash Flow Information
     ----------------------------------

     The Company acquired equipment through capital lease obligations in 1996 in the amount of $111,079, and did not acquire equipment through capital lease obligations in 1995 or 1994. Additionally, the Company paid interest amounting to $5,891, $3,901, and $10,687 in 1996, 1995 and
     1994, respectively.

(4)  Leases
     ------

     At December 28, 1996 the Company had production equipment with a cost of $126,948 and accumulated amortization of $5,290 under capital leases. At December 30, 1995 the Company had no property under capital leases. At December 31, 1994, the Company had production equipment with a cost of $82,927 and accumulated amortization of $71,409 under capital leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Ceramics Process Systems Corporation
-------------------------------------------------------------------------

     Future payments required under capital lease obligations are as follows at December 28, 1996:

     1997                                       $ 28,898
     1998                                       $ 28,898
     1999                                       $ 28,898
     2000                                       $ 28,898
     2001                                       $ 22,923
                                                --------
     Total future minimum lease payments        $138,515
                                                ========
        Less amount representing interest       $ 33,133
                                                --------
     Present value of net future lease payments $105,382

        Less current portion                    $ 17,383
                                                --------
     Long-term obligation under capital leases  $ 87,999
                                                ========
     In 1989, the Company entered into a ten-year lease for a
     facility in Milford, Massachusetts.  In 1993, the Company
     reached an agreement with the lessor to terminate its
     lease effective January 31, 1994.  In February, 1994, the
     Company relocated its operations to Chartley,
     Massachusetts (See Note 14).  The Company is currently
     operating at the Chartley facility as a tenant at will.

     During 1993, the Company entered into an operating lease agreement for an office, manufacturing, and research facility in Hopkinton, Massachusetts. The Company did not relocate to this facility, but in 1994 used it for purposes of storage and warehousing. In 1995, the Company reached an agreement with the lessor to terminate the lease effective January 31, 1995.

     Total rental expense for operating leases was $67,500, $67,500, and $146,789, in 1996, 1995 and 1994.

(5)  Stock-Based Compensation Plans
     ------------------------------

     The Company has adopted the disclosure requirements of Statements of Financial Accounting Standards (SFAS) No.
     123, "Accounting for Stock-Based Compensation".  The
     Company continues to recognize compensation costs using the intrinsic value based method described in Accounting
     Principles Board Opinion No. 25, "Accounting for Stock
     Issued to Employees". No compensation costs were recognized in 1996, 1995, and 1994.

     In 1996, the Company maintained two stock option plans affording employees and other persons affiliated with the Company, excluding non-employee Directors, the opportunity to purchase shares of its common stock. In August, 1994, one of the stock option plans expired and no new grants are currently available under it. Under the remaining plan, the Board of Directors may grant incentive stock options to officers and other key employees of the Company. Additionally, the remaining plan permits the Board of Directors to issue non-qualified stock options to officers and other key employees and consultants of the Company.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Ceramics Process Systems Corporation
-------------------------------------------------------------------------


     All incentive stock options are granted at the fair market value of the stock or in the case of certain optionees, at 110% of such fair market value at the time of the grant.
     Such options are exercisable in installments following a minimum period of employment and expire within ten years from the date granted. All non-qualified stock options are granted a price not less than 50% of the fair market value at the time of the grant. Options vest over various periods not exceeding 5 years.

     In addition, during 1992 the Company adopted the 1992
     Director Option Plan (the "Director Plan") to compensate outside directors for their services. Under the Director
     Plan, eligible directors are initially granted options to purchase up to 4,000 shares of the Company's common stock, and are granted options to purchase up to 2,000 shares of the Company's common stock upon re-election as a director.
     Additionally, directors serving on standing committees of the Board are granted options to purchase up to 500 shares of the Company's common stock. No options to purchase shares of the Company's common stock under the Director
     Plan were granted in 1996, 1995 or 1994. At December 28,
     1996, options to purchase 35,500 shares of Common Stock were outstanding under the Director Plan.

     In April, 1996 and June 1995 the Company granted 330,461 and 400,390 options at the then current fair market value of $0.18 and $0.44, respectively with similar terms and conditions to existing option holders in exchange for the previously issued options.

     As of December 28, 1996, the total remaining number of remaining shares authorized for issuance under these stock option plans amounted to 521,532.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Ceramics Process Systems Corporation
--------------------------------------------------------------------------


     The following is a summary of stock option activity for all of the above plans for the fiscal years 1996, 1995 and 1994.

                             1996            1995            1994
                           --------        --------         --------
                           Weighted        Weighted         Weighted
                           Average         Average          Average
                           Exercise        Exercise         Exercise

                         Shares  Price   Shares   Price   Shares   Price
                         ------  -----   ------   -----   ------   -----
     Outstanding at
      beginning of year  447,267 $0.93   565,083  $1.57   626,909  $1.53
       Granted at fair
        market value     330,461  0.18   400,390   0.44         -      -
       Exercised             -       -         -      -   (20,710)  0.50
       Canceled         (346,767) 0.52  (518,206)  1.24   (41,116)  1.61
                         ------- -----   -------  -----   -------  -----
     Outstanding at end
      of year            430,961 $0.68   447,267  $0.93   565,083  $1.57
                         ======= =====   =======  =====   =======  =====

     Options exercisable
      at year-end        100,500 $2.34   251,453  $1.32   474,443  $1.51

     The following table summarizes information about stock options outstanding at December 28, 1996:

<CAPTIONS>
                                 Options Outstanding  Options Exercisable
                                 -------------------  -------------------

                                 Weighted
                                 Average
     Range                       Remaining   Weighted              Weighted
     of                          Contractual Average               Average
     Exercise       Number       Life        Exercise Number       Exercise
     Price          Outstanding  (in years)  Price    Exercisable  Price
     -------------  -----------  ----------- -------- -----------  ---------

     $0.18          330,461      9.25        $0.18         -           -
      0.75 - 0.875   17,500      6.71         0.79     17,500      $0.79
      1.25 - 3.75    83,000      5.16         2.67     83,000       2.67
                    -------                           -------

     $0.18 - $3.75  430,961      8.36        $0.68    100,500      $2.34
                    =======                           =======

     Had compensation cost related to the stock options granted in fiscal 1996 and 1995 been determined at the fair value on the date of grant in accordance with SFAS 123, the impact on pro forma net loss and pro forma net loss per share for both years would have been immaterial.

 (6) Research and Development Agreements
     -----------------------------------

     In 1996 and 1995, the Company recognized no revenue or related costs from research and development agreements. For fiscal year 1994 the Company recognized revenue from research and development agreements in the amounts of $32,143, and incurred research and development costs relating to this revenue in the amount of $36,065.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Ceramics Process Systems Corporation
--------------------------------------------------------------------------


     Substantially all of the revenue and costs associated with research and development agreements in 1994 were the result of collaborative development agreements with The Office of Naval Research ("ONR") and Carpenter Technology Corporation ("CarTech").

(7)  Notes Payable
     -------------

     Notes payable consist of the following at December 28, 1996.

     In 1995, the Company obtained financing under two agreements with separate parties, the terms and conditions of which are summarized as follows:

     Note Payable 1
     Note payable dated March 31, 1995 due
     March 30, 1996, with interest payable at a
     rate of 10% per year.  The Company is in
     default of this note effective March 30,
     1996 and is accruing interest from that
     date at the default rate of 15% per year.
     The note is collateralized by accounts
     receivable, inventory, property and
     equipment.                                       $250,000

     Note Payable 2
     Note payable dated July 19, 1995, as
     amended July 31, 1996, with interest
     payable at a rate of 10% per year due in
     installments on September 27, 1996,
     December 27, 1996 and March 28, 1997 and
     unpaid principal and interest is due on
     July 31, 1997.                                   $200,000
                                                      --------
                                                      $450,000
                                                      ========

(8)  Convertible Notes Payable
     -------------------------

     Convertible notes payable consist of the following at December 28, 1996


     Note Payable 1
     Unsecured notes payable dated February 16,
     1994 with five parties, due June 30, 1995
     plus interest at 10% per annum.                  $  250,000

     Note Payable 2
     Unsecured note payable dated April 21,
     1994, due April 21, 2001; interest at 10%
     per annum is due semi-annually on
     September 30 and March 31.                       $  500,000

     Note Payable 3
     Unsecured note payable dated July 20,
     1994, due January 31, 1996 plus interest
     at 10% per annum.                                $  120,000

     Note Payable 4
     Unsecured notes payable dated October 26,
     1994 with six parties, due April 24, 1996
     plus interest at 10% per annum.                  $1,000,000
                                                      ----------
                                                      $1,870,000
                                                      ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Ceramics Process Systems Corporation
------------------------------------------------------------------------


     At December 28, 1996, the Company was in default of Notes Payable 1, 2, 3 and 4. $260,000 and $920,000 of the
     principal balance of the convertible notes payable at December 28, 1996 and December 30, 1995 respectively represent amounts due to holders of greater than 10% of the Company's common stock for which the related accrued interest and interest expense as of and for the years ended December 28, 1996 and December 30, 1995 amounted to $60,740 and $25,929 and $120,489 and $92,000 respectively.

     Conversion privileges provided in the notes payable allow for the conversion of any unpaid principal throughout the term of each note, at the option of the note holders, for one share of the Company's common stock for each $0.50 of unpaid principal. The convertible notes are subordinated to all other indebtedness of the Company.

     Conversion privileges provided in Note Payable 1, Note Payable 3, and Note Payable 4 allow for the conversion of any unpaid interest throughout the note terms, at the option of the note holders, for one share of the Company's common stock for each $0.50 of unpaid principal. At the option of the Company, interest due under Note Payable 2 may be paid in shares of the Company's common stock at a conversion price of the lesser of $0.50 per share or 90% of the average closing bid price of the Company's common stock during the twenty consecutive trading days ending five business days immediately preceding the date on which any interest payment is due (See Note 3). 4,500,736 shares of common stock at December 28, 1996 are reserved for the conversion of convertible notes and related interest.

     Principal maturities for notes payable and convertible notes payable, if these were not in default, are as follows at December 28, 1996:

     Currently           $1,620,000
     1997                   200,000
     1998                         0
     1999                         0
     2000                         0
     Thereafter             500,000
                         ----------
                         $2,320,000
                         ==========

(9)  Accrued Expenses
     ----------------

     Accrued expenses consist of the following:
                                     December 28,    December 30,
                                        1996             1995
                                     ------------    ------------
     Accrued legal and accounting    $161,267        $150,549
     Accrued interest (Note 3 and 7)  445,450         219,839
     Accrued payroll                   79,170          67,364
     Accrued other                    103,879          35,505
                                     --------        --------
                                     $789,766        $473,257
                                     ========        ========


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Ceramics Process Systems Corporation
-------------------------------------------------------------------------


(10) Income Taxes
     ------------

       Deferred tax assets and liabilities are as follows:
                                    December 28,    December 30,
                                       1996             1995
                                    ------------    -------------
     Net operating losses           $ 12,180,000     $ 12,000,000
     Vacation and other accrued
      expenses                            78,000           11,000
     Depreciation                        (88,000)         (85,000)

          Total                       12,170,000       11,926,000
     Valuation allowance             (12,170,000)     (11,926,000)
                                    ------------     ------------
                                    $         --     $         --
                                    ============     ============

     Due to the uncertainty related to the realization of the net deferred tax asset, a full valuation allowance has been provided. At December 28, 1996, the Company had net operating loss carryforwards of approximately $34,000,000 available to offset future income for U.S. Federal income tax purposes, and $8,000,000 for state income tax purposes. These operating loss carryforwards expire at various dates from the years 2000 through 2011 for federal income tax purposes and the years 1997 through 2001 for state income tax purposes.

     Certain provisions of the Internal Revenue Code limit the annual utilization of net operating loss carryforwards if, over a three-year period, a greater than 50% change in ownership occurs. The Company may have exceeded the 50% ownership change in 1996 under Section 382 of the Internal Revenue Code, therefore, the amount of annual net operating losses available to offset future taxable income may be limited. The Company has not yet determined the valuation necessary to determine the limitation, therefore, the amount of the annual utilization

(11) Retirement Savings Plan
     -----------------------

     Effective September 1, 1987, the Company established The Retirement Savings Plan (the "Plan") under the provisions of Section 401 of the Internal Revenue Code. Employees, as defined in the Plan, are eligible to participate in the Plan after 180 days of employment. Under the terms of the Plan, the Company may match employee contributions under such method as described in the Plan and as determined each year by the Board of Directors. Through December 28, 1996, no employer matching contributions had been made to the Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Ceramics Process Systems Corporation
--------------------------------------------------------------------------


(12) Joint Venture
     -------------

     In February 1991, the Company formed a joint venture company, Metals Process Systems ("MPS"), headquartered in Boulogne, France, with Sopretac, a Vallourec Group Company, to market and license jointly-held technology for use with powdered metals to third parties. The Company contributed certain proprietary technology to the venture in exchange for a 49% equity position. The Company's investment was recorded under the equity method. To date the Company's investments in MPS have been written down to zero as the Company's share of MPS' losses have exceeded its investment. In 1995 the Company contributed approximately $60,000 to MPS, which, based on CPS' share of MPS' losses, was also charged to operations in 1995. In 1996, CPS' equity interest was reduced to 1% based upon additional investment by Vallourec in MPS.

(13) Significant Customers and Export Sales
     --------------------------------------

     Significant customers in 1996, 1995, and 1994 were as
     follows:
                                   Significant    Significant
                                   Customer       Customer
     Year ended December 28, 1996  A              56%
                                   B              16%
                                   C              13%

     Year ended December 30, 1995  A              27%
                                   C              21%
                                   D              11%

     Year ended December 31, 1994  C              23%
                                   D              19%

     Export sales were 0%, 2%, and 4% of total revenue in 1996, 1995, and 1994 respectively, and represented sales to Europe and Japan.

(14) Other Operating Expenses
     ------------------------

     In connection with the Company's relocation to Chartley, Massachusetts in February, 1994 (See Note 4), costs totaling $432,850 were incurred in the fit-up of the Chartley building. These previously capitalized costs were expensed in their entirety in the fourth quarter of 1994.