Form 10-Q
period 1997-03-29
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 1997-05-16
CIK 814676

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended March 29, 1997
                 or
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


Registrant's Telephone Number, including Area Code:
(508) 222-0614

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
      [X] Yes             [ ]  No

             APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of May
1, 1996:  7,780,766.

              CERAMICS PROCESS SYSTEMS CORPORATION

                           Form 10-Q

           For The Fiscal Quarter Ended March 29, 1997

                             Index



PART I:  FINANCIAL INFORMATION                               Page

         Item 1:  Consolidated Financial Statements           3-8

                  Consolidated Balance Sheets as of
                  March 29, 1997 and December 28, 1996        3-4

                  Consolidated Statements of Operations
                  for the fiscal quarters ended March 29,
                  1997 and March 30, 1996                       5

                  Consolidated Statements of Cash Flows
                  for the fiscal quarters ended March 29,
                  1997 and March 30, 1996                       6

                  Notes to Consolidated Financial
                  Statements                                  7-8


         Item 2:  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                  8-9


PART II: OTHER INFORMATION

         Items 1-6                                             10


Signatures                                                     11

PART I  FINANCIAL INFORMATION

                   ITEM 1  FINANCIAL STATEMENTS

                CERAMICS PROCESS SYSTEMS CORPORATION
                    Consolidated Balance Sheets


                                     March 29,       December 28,
                                       1997              1996
ASSETS

Current Assets:
  Cash                             $   43,221         $  113,331
  Accounts receivable, trade          235,253            141,035
  Inventories                          84,277            156,445
  Prepaid expenses                      9,964              1,340
  Other current assets                      -                  -
                                   ----------         ----------
     Total current assets             372,715            412,151
                                   ----------         ----------

Property and equipment:
  Production equipment              1,160,684          1,145,003
  Furniture and office equipment       60,403             60,403
                                   ----------         ----------
                                    1,221,087          1,205,406

  Less accumulated depreciation      (857,414)          (824,667)
                                   ----------         ----------
     Net property and equipment       363,673            380,739
                                   ----------         ----------
Deposits                                2,337              2,337
                                   ----------         ----------
Total Assets                       $  738,724         $  795,227
                                   ==========         ==========


See accompanying notes to consolidated financial statements.

                 CERAMICS PROCESS SYSTEMS CORPORATION
                Consolidated Balance Sheets (continued)

                                      March 29,          December 28,
                                        1997                 1996

LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)

Current liabilities:
 Accounts payable                  $    172,504          $    128,762
 Accrued expenses                       749,438               789,766
 Deferred revenue                       193,197               355,987
 Notes payable                          450,000               450,000
 Current portion of convertible
   notes payable:
          Related parties               260,000               260,000
          Other                    	  1,610,000             1,610,000
 Current portion of obligations
   under capital leases                  16,487                17,383
                                   ------------          ------------
Total current liabilities             2,645,321             2,519,751

Obligations under capital
  leases less current portion            83,326                87,999
                                   ------------          ------------
Total Liabilities                     3,534,952             3,699,897
                                   ------------          ------------

Stockholders' Equity (Deficit)
Common stock, $0.01 par value.
Authorized 15,000,000 shares;
issued 7,780,766 shares at March
29, 1997 and December 28, 1996           77,808                77,808

Additional paid-in capital           30,457,384            30,457,384

Accumulated deficit                 (33,270,584)          (32,379,027)
                                   ------------          ------------
                                     (2,735,392)           (2,843,835)
Less treasury stock, at cost,
  22,883 common shares at March
  29, 1997 and December 28, 1996        (60,835)              (60,835)
                                   ------------          ------------
Total shareholders' equity
  (deficit)                          (2,796,227)           (2,904,670)
                                   ------------          ------------

Total Liabilities and
  Stockholders' Equity
  (Deficit)                        $    738,725          $    795,227
                                   ============          ============

See accompanying notes to consolidated financial statements.

                CERAMICS PROCESS SYSTEMS CORPORATION
                Consolidated Statements of Operations


                                    Fiscal Quarters Ended
                                 March 29,          March 30,
                                   1997               1996
Revenue:

Product sales                  $  937,609         $   386,482
License agreements                      -                   -
                               ----------         -----------

Total revenue                     937,609             386,482
                               ==========         ===========

Operating expenses:
  Cost of product sales           634,264             409,908
  Selling, general, and
   administrative                 129,933             115,505
                               ----------         -----------
Total operating expenses          764,197             525,413
                               ----------         -----------
Operating income (loss)           173,412            (138,931)

Other income (expense), net       (64,969)            (58,752)

   Net income (loss)           $  108,443         $  (197,683)
                               ==========         ===========

Net income (loss) per share    $     0.01         $     (0.03)
                               ----------         -----------

Weighted average number of
  common and common
  equivalent shares
  outstanding                   8,111,227           7,757,883
                               ==========         ===========



See accompanying notes to consolidated financial statements.

                CERAMICS PROCESS SYSTEMS CORPORATION
                Consolidated Statements of Cash Flows


                                                                                                         Fiscal Quarters Ended
                                               March 29,     March 30,
                                                 1997          1996
Cash flows from operating activities:
  Net income (loss)                           $ 108,443    $(197,683)
  Adjustments to reconcile net loss to
   cash provided by (used in)
   operating activities:
     Depreciation                                26,400        26,400
     Amortization                                 6,347             -
     Loss (gain) on disposal of equipment             -             -
     Loss on investment                               -             -
   Changes in assets and liabilities:
     Accounts receivable, trade                 (94,218)       40,380
     Inventories                                 72,168       (20,000)
     Prepaid expenses                            (8,624)        1,300
     Other current assets                             -           175
     Accounts payable                            43,742        45,939
     Accrued expenses                           (28,678)       79,631
     Deferred revenue                          (174,440)            -
                                              ---------    ----------
       Net cash used in
        operating activities                    (48,860)      (23,858)
                                              ---------    ----------
Cash flows from investing activities:
  Proceeds from sale of assets                        -             -
  Additions to property and equipment           (15,681)       (6,810)
  Investment in joint venture                         -             -
  Deposits                                            -          (375)
    Net cash used in investing
     activities                                 (15,681)       (7,185)
                                              ---------    ----------
Cash flows from financing activities:
  Principal payments of capital lease
    obligations                                  (5,570)           -
  Proceeds from issuance of notes payable             -            -
  Proceeds from issuance of common stock              -            -
                                              ---------    ---------
    Net cash provided by (used in)
      financing activities                       (5,570)           -
                                              ---------    ---------

Net increase (decrease) in cash                 (70,110)      (31,043)
Cash at beginning of quarter                    113,331        32,127
                                              ---------    ----------
Cash at end of quarter                        $  43,221    $    1,084
                                              =========    ==========

See accompanying notes to consolidated financial statements.

               CERAMICS PROCESS SYSTEMS CORPORATION
            Notes to Consolidated Financial Statement
                          (Unaudited)


(1)  Nature of Business
     Ceramics Process Systems Corporation ("CPS" or "the Company"), incorporated on June 19, 1984, develops, manufactures and markets advanced metal-matrix composite and ceramic products for packaging and interconnecting high-density, high-performance microelectronics for microwave, telecommunications and other applications. The Company's products are used in applications where thermal management and/or lightweight are important factors in total system design.

(2)  Interim Consolidated Financial Statements
     As permitted by the rules of the Securities and Exchange
Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles.

      The accompanying financial statements for the fiscal quarters ended March 29, 1997 and March 30, 1996 are unaudited. In the opinion of management, the unaudited consolidated financial statements of CPS reflect all adjustments necessary to present fairly the financial position and results of operations for such periods.

      The consolidated financial statements include the accounts of CPS and its wholly-owned subsidiary, CPS Superconductor
Corporation. All significant intercompany balances and transactions have been eliminated.

      The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

(3)  Net Income Per Share and Net Loss Per Share
     Net income per share was computed based on the weighted average number of common shares outstanding during the period plus common stock equivalents which consist of options with exercise prices less than the average market price of the Company's common stock during the period.

     Net loss per share is computed based on the weighted average number of common shares outstanding during the period. Common stock equivalents pertaining to stock options and convertible notes payable were not considered in the calculations of net loss per share since their effect would be antidilutive.

(4)   Inventory
      Inventories consist of the following:

                               March 29,         December 28,
                                 1997                1996
 Raw Materials               $  37,424          $   39,412
 Work in process                46,853              85,933
 Finished goods                      -              31,100
                             ---------          ----------
                             $  84,277          $  156,445
                             =========          ==========


(5)   Accrued Expenses
      Accrued expenses consist of the following:

                               March 29,         December 28,
                                 1997                1996
Accrued legal and
 accounting                  $ 150,723          $  161,267
Accrued interest               491,408             445,450
Accrued payroll                 65,584              79,170
Due to Kilburn Isotronics       19,327              24,694
Accrued other                  215,593             435,172
                             ---------          ----------
                             $ 942,635          $1,145,753
                             =========          ==========

ITEM 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties.
There are a number of factors that could cause the Company's actual results to differ materially from those forecasted or projected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or changed circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Financial Condition
-------------------
     The Company earned net income of $108 thousand in the first fiscal quarter of 1997 compared with a net loss of $198 thousand in the first fiscal quarter of 1996. The Company's cash balance at March 29, 1997 and at December 28, 1996 was $43 thousand and $113 thousand, respectively.

     The improvement in the Company's overall financial performance in the first fiscal quarter of 1997 versus the first fiscal quarter of 1996 was primarily attributable to increased shipments of the Company's metal-matrix composites for use in wireless telecommunication applications.

     The Company's entire operations are currently housed in a leased facility in Chartley, Massachusetts.

     Through the first four months of 1997, the Company financed its working capital requirements through operations. The Company expects it will continue to be able to fund its recurring working capital requirements for the remainder of 1997 through operations.

     In 1996 certain notes payable matured. Although the Company seeks to modify the original terms of these notes, it is unable to repay the matured balances at this time and there is no assurance that the notes will be modified on terms acceptable to the Company.

Results of Operations
---------------------
     The growth in revenue from the first fiscal quarter of 1996 to the first fiscal quarter of 1997 was primarily due to increased shipments of the Company's metal-matrix composites for use in wireless telecommunication applications. Customer demand increased while unit manufacturing costs declined, resulting in both revenue growth and improved profitability. In the first fiscal quarter of 1997, a majority of the Company's revenue was derived from shipments of products in recurring production, whereas in the first fiscal quarter of 1996, a majority of the Company's revenue was derived from shipments of prototype products which were not in recurring production.

     The Company's total revenue in the first fiscal quarter of 1997 was $938 thousand, a 142% increase over revenue in the first fiscal quarter of 1996 of $386 thousand. Total operating expenses in the first fiscal quarter of 1997 were $764 thousand, a 45% increase over operating expenses in the first fiscal quarter of 1996 of $525 thousand.

     Of the $239 thousand increase in operating expenses between the first fiscal quarter of 1997 and the first fiscal quarter of 1996, $14 thousand related to selling, general and administrative expenses, and $224 related to cost of sales. The increase in cost of sales related primarily to increased unit volume. Other expense during the quarter consisted almost exclusively of interest expense.

     The cumulative effect of these revenues and costs resulted in a net income of $108 thousand, or $0.01 per share, in the first fiscal quarter of 1997, versus a net loss of $198 thousand, or $0.03 loss per share, in the first fiscal quarter of 1996.

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



                            Ceramics Process Systems Corporation
                                          (Registrant)



Date:      May 14, 1997                /s/Grant C. Bennett
                                          Grant C. Bennett
                                          President and Treasurer
                                         (Principal Executive
                                          Officer)