Form 10-Q
period 1997-06-28
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 1997-08-13
CIK 814676

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended June 28, 1997
                 or
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

             APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of August 11, 1996: 7,780,766.

              CERAMICS PROCESS SYSTEMS CORPORATION

                           Form 10-Q

           For The Fiscal Quarter Ended June 28, 1997

                             Index



PART I:  FINANCIAL INFORMATION                               Page

         Item 1:  Consolidated Financial Statements          3-8

                  Consolidated Balance Sheets as of
                  June 28, 1997 and December 28, 1996        3-4

                  Consolidated Statements of Operations
                  for the fiscal quarters ended June 28,
                  1997 and June 29, 1996                       5

                  Consolidated Statements of Cash Flows
                  for the fiscal quarters ended June 28,
                  1997 and June 29, 1996                       6

                  Notes to Consolidated Financial
                  Statements                                 7-8


         Item 2:  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                 8-9


PART II: OTHER INFORMATION

         Items 1-6                                            10


Signatures                                                    11

PART I  FINANCIAL INFORMATION

                   ITEM 1  FINANCIAL STATEMENTS

                CERAMICS PROCESS SYSTEMS CORPORATION
                    Consolidated Balance Sheets


                                     June 28,       December 28,
                                       1997             1996
ASSETS

Current Assets:
  Cash                               $317,123         $  113,331
  Accounts receivable, trade          228,698            141,035
  Inventories                         167,657            156,445
  Prepaid expenses                      7,926              1,340
  Other current assets                      -                  -
                                   ----------         ----------
     Total current assets             721,404            412,151
                                   ----------         ----------

Property and equipment:
  Production equipment              1,220,450          1,145,003
  Furniture and office equipment       60,403             60,403
                                   ----------         ----------
                                    1,280,853          1,205,406

  Less accumulated depreciation      (890,161)          (824,667)
                                   ----------         ----------
     Net property and equipment       390,691            380,739
                                   ----------         ----------
Deposits                                2,237              2,337
                                   ----------         ----------
Total Assets                       $1,114,332         $  795,227
                                   ==========         ==========


See accompanying notes to consolidated financial statements.

                 CERAMICS PROCESS SYSTEMS CORPORATION
                Consolidated Balance Sheets (continued)

                                       June 28,          December 28,
                                         1997                 1996

LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)

Current liabilities:
 Accounts payable                  $    166,416          $    128,762
 Accrued expenses                       787,763               789,766
 Deferred revenue                       217,667               355,987
 Notes payable                          450,000               450,000
 Current portion of convertible
   notes payable:
          Related parties               260,000               260,000
          Other                       1,610,000             1,610,000
 Current portion of obligations
   under capital leases                  18,431                17,383
                                   ------------          ------------
Total current liabilities             3,510,278             3,611,898

Obligations under capital
  leases less current portion            77,059                87,999
                                   ------------          ------------
Total Liabilities                     3,587,336             3,699,897
                                   ------------          ------------

Stockholders' Equity (Deficit)
Common stock, $0.01 par value.
Authorized 15,000,000 shares;
issued 7,782,627 shares at June 28,
1997 and 7,780,766 shares
at December 28, 1996                     77,826                77,808

Additional paid-in capital           30,457,693            30,457,384

Accumulated deficit                 (32,947,688)          (33,379,027)
                                   ------------          ------------
                                     (2,412,169)           (2,843,835)
Less treasury stock, at cost,
  22,883 common shares at June 28
  1997 and December 28, 1996            (60,835)              (60,835)
                                   ------------          ------------
Total shareholders' equity
  (deficit)                          (2,473,004)           (2,904,670)
                                   ------------          ------------

Total Liabilities and
  Stockholders' Equity
  (Deficit)                        $  1,114,332          $    795,227
                                   ============          ============

See accompanying notes to consolidated financial statements.

                CERAMICS PROCESS SYSTEMS CORPORATION
                Consolidated Statements of Operations


                           Fiscal Quarters Ended    Six Month Periods Ended
                           June 28,       June 29,     June 28,    June 29,
                             1997           1996         1997        1996
Revenue:

Product sales            $  829,477    $   326,727  $ 1,767,085  $  713,209
License agreements          155,333         85,000      155,333      85,000
                         ----------    -----------   ----------   ---------

Total revenue               984,810        411,727    1,922,418     798,209
                         ==========    ===========   ==========  ==========

Operating expenses:
  Cost of sales             466,435        369,169    1,100,699     779,077
  Selling, general, and
   administrative           136,649        119,910      266,582     235,415
                         ----------    -----------   ----------  ----------
Total operating expenses    603,084        489,079    1,367,281   1,014,492
                         ----------    -----------   ----------   ---------
Operating income (loss)     381,726        (77,352)     555,137    (216,283)

Other income (exp.), net    (58,829)       (35,490)    (123,797)    (94,242)

   Net income (loss)     $  322,897    $  (112,842)     431,340    (310,525)
                         ==========    ===========   ==========  ==========
Net income (loss)
   per share             $     0.04    $     (0.01)   $    0.05   $   (0.04)
                         ----------    -----------   ----------  ----------

Weighted average number of
  common and common
  equivalent shares
  outstanding             8,088,344      7,917,504    8,088,344   7,837,694
                         ==========    ===========   ==========  ==========



See accompanying notes to consolidated financial statements.

                CERAMICS PROCESS SYSTEMS CORPORATION
                Consolidated Statements of Cash Flows



Fiscal Quarters Ended
                                               June 28,       June 29,
                                                 1997           1996
Cash flows from operating activities:
  Net income (loss)                           $ 431,340      $(310,525)
  Adjustments to reconcile net loss to
   cash provided by (used in)
   operating activities:
     Depreciation                                52,800         52,800
     Amortization                                12,695         25,068
     Loss (gain) on disposal of equipment        (1,550)       (24,500)
     Loss on investment                              -             -
   Changes in assets and liabilities:
     Accounts receivable, trade                 (87,663)        41,579
     Inventories                                (11,212)       (10,992)
     Prepaid expenses                            (6,586)        (7,071)
     Other current assets                            -             325
     Accounts payable                            37,654          6,420
     Accrued expenses                            (2,003)       197,881
     Deferred revenue                          (138,320)           -
                                              ---------     ----------
       Net cash used in
        operating activities                    287,155        (29,015)
                                              ---------     ----------
Cash flows from investing activities:
  Additions to property and equipment           (75,447)       (12,893)
  Disposal of property and equipment              1,550         24,500
  Deposits                                          100           (375)
                                               ---------    ----------
    Net cash used in investing
     activities                                 (73,797)        11,232
                                              ---------     ----------
Cash flows from financing activities:
  Principal payments of capital lease
    obligations                                  (9,893)           -
  Proceeds from issuance of notes payable             -            -
  Proceeds from issuance of common stock            327            -
                                              ---------    -----------
    Net cash provided by (used in)
      financing activities                       (9,566)           -
                                              ---------    -----------

Net increase (decrease) in cash                 203,792        (17,783)
Cash at beginning of quarter                    113,331         32,127
                                              ---------     ----------
Cash at end of quarter                        $ 317,123    $    14,344
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

      The accompanying financial statements for the fiscal quarters ended June 28, 1997 and June 29, 1996 are unaudited. In the opinion of management, the unaudited consolidated financial statements of CPS reflect all adjustments necessary to present fairly the financial position and results of operations for such periods.

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

(4)   Inventory
      Inventories consist of the following:
                              June 28,        December 28,
                                1997                1996

 Raw Materials               $  37,424          $   39,412
 Work in process               130,233              85,933
 Finished goods                      -              31,100
                             ---------          ----------
                             $ 167,657          $  156,445
                             =========          ==========


(5)   Accrued Expenses
      Accrued expenses consist of the following:

                              June 28,        December 28,
                                1997                1996
Accrued legal and
 accounting                 $  147,642          $  161,267
Accrued interest               532,365             445,450
Accrued payroll                 98,624              79,170
Accrued rent and utilities       8,230              24,694
Accrued other                      902              79,185
                             ---------          ----------
                              $787,763            $789,766
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

Financial Condition
-------------------
     The Company earned net income of $323 thousand in the second fiscal quarter of 1997 compared with a net loss of $113 thousand in the second fiscal quarter of 1996. The Company's cash balance at June 28, 1997 and at December 28, 1996 was $317 thousand and $113 thousand, respectively.

     The improvement in the Company's overall financial performance in the second fiscal quarter of 1997 versus the second fiscal quarter of 1996 was primarily attributable to increased shipments of the Company's metal-matrix composites for use in wireless telecommunication applications.

     The Company's entire operations are currently housed in a leased facility in Chartley, Massachusetts.

     Through the first six months of 1997, the Company financed its working capital requirements through operations. The Company expects it will continue to be able to fund its recurring working capital requirements for the remainder of 1997 through operations.

     In 1996 certain notes payable matured. Although the Company seeks to modify the original terms of these notes, it is unable to repay the matured balances at this time and there is no assurance that the notes will be modified on terms acceptable to the Company.

     As of June 28, 1997, the principal amount of convertible notes payable was $1,870,000, and accrued interest on these convertible notes payable was $473,611. The principal and accrued interest of convertible notes payable are convertible into the Company's common stock at $0.50 per share at the option of the note holder.

Results of Operations
---------------------
     The growth in revenue from the second fiscal quarter of 1996 to the second fiscal quarter of 1997 was primarily due to increased shipments of the Company's metal-matrix composites for use in wireless telecommunication applications. Customer demand and units shipments increased, and while average unit price declined, reduced costs resulted in improved margins. In the second fiscal quarter of 1997, a majority of the Company's revenue was derived from shipments of products in recurring production, whereas in the second fiscal quarter of 1996, a majority of the Company's revenue was derived from shipments of prototype products which were not in recurring production. In the second fiscal quarter of 1997 revenue from licensing agreements $155 thousand compared to revenue from licensing agreements of $85 thousand in the second quarter of 1996.

     The Company's total revenue in the second fiscal quarter of 1997 was $985 thousand, a 139% increase over second fiscal quarter 1996 revenue of $412 thousand. Total operating expenses in the second fiscal quarter of 1997 were $603 thousand, a 23% increase over second fiscal quarter 1996 operating expenses of $489 thousand.

     Of the $114 thousand increase in operating expenses between the second fiscal quarter of 1996 and the second fiscal quarter of 1997, $97 thousand related to cost of sales and $17 thousand related to selling, general and administrative expenses. The increase in cost of sales related primarily to increased unit volume. Other expense during the quarter consisted almost exclusively of interest expense.

     The cumulative effect of these revenues and costs resulted in net income of $323 thousand, or $0.04 per share, in the second fiscal quarter of 1997, versus a net loss of $113 thousand, or $0.01 loss per share, in the second fiscal quarter of 1996.

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



                            Ceramics Process Systems Corporation
                                          (Registrant)



Date:      August 12, 1997                /s/Grant C. Bennett
                                          Grant C. Bennett
                                          President and Treasurer
                                         (Principal Executive
                                          Officer)