Form 10-Q
period 1997-09-27
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 1997-10-27
CIK 814676

                       UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                         FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended September 27, 1997
                 or
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

Registrant's Telephone Number, including Area Code: (508) 222-0614 Facsimile Number: 508-222-0220, E-Mail Address: info@alsic.com.

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

             APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of October 22, 1997: 7,802,582

               CERAMICS PROCESS SYSTEMS CORPORATION

                           Form 10-Q

           For The Fiscal Quarter Ended September 27, 1997

                             Index



PART I:  FINANCIAL INFORMATION                               Page

         Item 1:  Consolidated Financial Statements          3-8

                  Consolidated Balance Sheets as of
                  September 27, 1997 and December 28, 1996   3-4

                  Consolidated Statements of Operations
                  for the fiscal quarters and nine-month
                  periods ended September 27, 1997 and
                  September 28, 1996                           5

                  Consolidated Statements of Cash Flows
                  for the nine-month periods ended September
                  27, 1997 and September 28, 1996              6

                  Notes to Consolidated Financial
                  Statements                                 7-8


         Item 2:  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                 8-9


PART II: OTHER INFORMATION

         Items 1-6                                            10


Signatures                                                    10

PART I  FINANCIAL INFORMATION

                   ITEM 1  FINANCIAL STATEMENTS

                CERAMICS PROCESS SYSTEMS CORPORATION
                    Consolidated Balance Sheets


                                 September 27,       December 28,
                                         1997               1996

ASSETS

Current Assets:
  Cash                               $464,038         $  113,331
  Accounts receivable                 356,990            141,035
  Inventories                         146,921            156,445
  Prepaid expenses                      7,442              1,340
  Other current assets                      -                  -
                                   ----------         ----------
     Total current assets             975,391            412,151
                                   ----------         ----------

Property and equipment:
  Production equipment              1,333,441          1,145,003
  Furniture and office equipment       67,906             60,403
                                   ----------         ----------
                                    1,401,348          1,205,406
  Less accumulated depreciation
     and amortization                (922,909)          (824,667)
                                   ----------         ----------
     Net property and equipment       478,439            380,739
                                   ----------         ----------
Deposits                                6,843              2,337
                                   ----------         ----------
Total Assets                       $1,460,673         $  795,227
                                   ==========         ==========



See accompanying notes to consolidated financial statements.

                 CERAMICS PROCESS SYSTEMS CORPORATION
                Consolidated Balance Sheets (continued)

                                   September 27,          December 28,
                                           1997                  1996

LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)

Current liabilities:
 Accounts payable                  $    235,946          $    128,762
 Accrued expenses                       571,336               789,766
 Deferred revenue                       270,333               355,987
 Notes payable                          309,225               450,000
 Current portion of convertible
   notes payable:
          Related parties               260,000               260,000
          Other                       1,610,000             1,610,000
 Current portion of obligations
   under capital leases                  29,296                17,383
                                   ------------          ------------
Total current liabilities             3,286,136             3,611,898

Notes payable, less current portion      86,111                     -
Obligations under capital
  leases less current portion           123,285                87,999
                                   ------------          ------------
Total Liabilities                     3,495,532             3,699,897
                                   ------------          ------------

Stockholders' Equity (Deficit)
Common stock, $0.01 par value.
  Authorized 15,000,000 shares;
  issued 7,802,582 shares at September
  27, 1997 and 7,780,766 shares
  at December 28, 1996                   78,026                77,808

Additional paid-in capital           30,461,093            30,457,384

Accumulated deficit                 (32,513,143)          (33,379,027)
                                   ------------          ------------
                                     (1,974,024)           (2,843,835)
Less treasury stock, at cost,
  22,883 common shares at September
  27, 1997 and December 28, 1996        (60,835)              (60,835)
                                   ------------          ------------
Total shareholders' equity
  (deficit)                          (2,034,859)           (2,904,670)
                                   ------------          ------------
Total Liabilities and
  Stockholders' Equity
  (Deficit)                        $  1,460,673          $    795,227
                                   ============          ============

See accompanying notes to consolidated financial statements.

                CERAMICS PROCESS SYSTEMS CORPORATION
                Consolidated Statements of Operations


                             Fiscal Quarters Ended  Nine Month Periods Ended
                           Sept. 27,      Sept. 28,      Sept. 28,  Sept. 29,
                               1997           1996           1997       1996
Revenue:

Product sales           $ 1,084,960    $   581,109  $ 2,852,046  $ 1,294,317
License agreements          130,333              -      285,667       85,000
                         ----------    -----------   ----------    ---------

Total revenue             1,215,293        581,109    3,137,713    1,379,317
                         ==========    ===========   ==========   ==========

Operating expenses:
  Cost of sales             607,137        554,218    1,707,839    1,333,294
  Selling, general, and
   administrative           121,287        103,853      387,865      339,266
                         ----------    -----------   ----------   ----------
Total operating expenses    728,424        658,071    2,095,704    1,672,560
                         ----------    -----------   ----------    ---------
Operating income (loss)     486,869        (76,962)   1,042,009     (293,243)

Other income (exp.), net    (52,328)       (54,017)    (176,125)    (148,258)

   Net income (loss)     $  434,541    $  (130,979)     865,884    (441,501)
                         ==========    ===========   ==========  ==========
Net income (loss)
   per share             $     0.05    $     (0.02)   $    0.11   $   (0.06)
                         ----------    -----------   ----------  ----------

Weighted average number of
  common and common
  equivalent shares
  outstanding             8,079,585      7,917,504    8,084,907    7,853,656
                         ==========    ===========   ==========  ==========


See accompanying notes to consolidated financial statements.

                CERAMICS PROCESS SYSTEMS CORPORATION
                Consolidated Statements of Cash Flows

                                               Nine-Month Periods Ended
                                               Sept. 27,      Sept. 27,
                                                   1997           1996
Cash flows from operating activities:
  Net income (loss)                           $ 865,884      $(441,501)
  Adjustments to reconcile net income
   (loss) to cash provided by (used in)
   operating activities:
     Depreciation and Amortization               98,242         79,200
     Settlement of Interest Obligation                -         25,068
     Loss (gain) on disposal of equipment        (1,610)       (27,500)
     Loss on investment                               -              -
   Changes in assets and liabilities:
     Accounts receivable, trade                (215,955)      (108,577)
     Inventories                                  9,524              -
     Prepaid expenses                            (6,102)          (959)
     Other current assets                             -         (4,641)
     Accounts payable                           107,184        (12,664)
     Accrued expenses                          (218,430)       164,531
     Deferred revenue                           (85,654)       426,802
                                              ---------     ----------
       Net cash used in
        operating activities                    553,083         99,759
                                              ---------     ----------
Cash flows from investing activities:
  Additions to property and equipment          (195,942)      (107,178)
  Disposal of property and equipment              1,610         27,500
  Deposits                                       (4,506)          (375)
                                               ---------    ----------
    Net cash used in investing
     activities                                (198,838)       (80,053)
                                              ---------     ----------
Cash flows from financing activities:
  Proceeds from capital lease obligations        47,199              -
  Principal payments of Notes Payable           (54,664)
  Proceeds from issuance of common stock          3,927              -
                                              ---------     ----------
    Net cash provided by (used in)
      financing activities                       (3,538)             -
                                              ---------     ----------

Net increase (decrease) in cash                 350,707         19,706
Cash at beginning of quarter                    113,331         32,127
                                              ---------     ----------
Cash at end of quarter                        $ 464,038    $    51,833
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

      The accompanying financial statements for the fiscal quarters ended September 27, 1997 and September 28, 1996 are unaudited. In the opinion of management, the unaudited consolidated financial statements of CPS reflect all adjustments necessary to present fairly the financial position and results of operations for such periods.

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

(4)   Inventory
      Inventories consist of the following:
                          September 27,        December 28,
                                  1997                1996

 Raw Materials               $  37,424          $   39,412
 Work in process               109,497              85,933
 Finished goods                      -              31,100
                             ---------          ----------
                             $ 146,921          $  156,445
                             =========          ==========


(5)   Accrued Expenses
      Accrued expenses consist of the following:

                          September 27,        December 28,
                                  1997                1996
Accrued legal and
 accounting                  $  18,500          $  161,267
Accrued interest               599,535             445,450
Accrued payroll                 65,609              79,170
Accrued rent and utilities       8,992              24,694
Accrued other                 (121,300)             79,185
                             ---------          ----------
                              $571,336             789,766
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

Financial Condition
-------------------
     The Company earned net income of $435 thousand in the third fiscal quarter of 1997 compared with a net loss of $131 thousand in the third fiscal quarter of 1996. The Company's cash balance at September 27, 1997 and at December 28, 1996 was $464 thousand and $113 thousand, respectively.

     The improvement in the Company's overall financial performance in the third fiscal quarter of 1997 versus the third fiscal quarter of 1996 was primarily attributable to 1) increased shipments of the Company's metal-matrix composites for use in wireless telecommunication applications, and 2) licensing revenues of $130 thousand.

     Through the first nine months of 1997, the Company financed its working capital requirements through operations. The Company expects it will continue to be able to fund its recurring working capital requirements for the remainder of 1997 through operations.

     In 1996 certain notes payable matured. Although the Company seeks to modify the original terms of these notes, it is unable to repay the matured balances at this time and there is no assurance that the notes will be modified on terms acceptable to the Company.

     As of September 27, 1997, the principal amount of convertible notes payable was $1,870,000, and accrued interest on these convertible notes payable was $420,097. The principal and accrued interest of convertible notes payable are convertible into the Company's common stock at $0.50 per share at the option of the note holders. The interest rate on the convertible notes payable is 10% per annum. As of September 27, 1997, the total principal and accrued interest for convertible notes payable was convertible into 4,580,194 shares of the Company's common stock at the option of note holders.

     The Company's entire operations are currently housed in a leased facility in Chartley, Massachusetts.

Results of Operations
---------------------
     The growth in revenue from the third fiscal quarter of 1996 to the third fiscal quarter of 1997 was primarily due to 1) increased shipments of the Company's metal-matrix composites for use in wireless telecommunication applications, and 2) licensing revenues of $130 thousand. Unit shipments in the third fiscal quarter of 1997 were 240% higher than unit shipments in the third fiscal quarter of 1996, and 43% higher than unit shipments in the second fiscal quarter of 1997.

     In the third fiscal quarter of 1997 revenue from licensing agreements was $130 thousand compared with no revenue from licensing agreements in the third fiscal quarter of 1996.

     The Company's total revenue in the third fiscal quarter of 1997 was $1.2 million, a 109% increase over third fiscal quarter 1996 revenue of $581 thousand. Total operating expenses in the third fiscal quarter of 1997 were $728 thousand, a 11% increase over third fiscal quarter 1996 operating expenses of $658 thousand.

     Of the $70 thousand increase in operating expenses between the third fiscal quarter of 1996 and the third fiscal quarter of 1997, $53 thousand related to cost of sales and $17 thousand related to selling, general and administrative expenses. The increase in cost of sales related to the significant increase in unit volume. Cost per unit shipped declined from the third fiscal quarter of 1996 to the third fiscal quarter of 1997 due to the change in product mix from prototype shipments to production shipments, as well as fixed costs being spread over a larger base. Other expense during the quarter consisted almost exclusively of interest expense.

     The cumulative effect of these revenues and costs resulted in net income of $487 thousand, or $0.05 per share, in the third fiscal quarter of 1997, versus a net loss of $131 thousand, or $0.02 loss per share, in the third fiscal quarter of 1996.


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


                            Ceramics Process Systems Corporation
                                          (Registrant)


Date:      October 27, 1997               /s/Grant C. Bennett
                                          Grant C. Bennett
                                          President and Treasurer
                                         (Principal Executive
                                          Officer)