Form 10-K
period 1997-12-27
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 1998-04-10
CIK 814676

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 27, 1997
-------------------------------------------
or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the transition period from to
Commission file number:       0-16088

             CERAMICS PROCESS SYSTEMS CORPORATION
    (Exact name of registrant as specified in its charter)
Delaware                                     04-2832509
------------------------------------         ----------------
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)          Identification No.)

111 South Worcester Street, P.O. Box 338
Chartley, Massachusetts                      02712
--------------------------------------------------
(Address of principal executive offices)     (Zip Code)

Registrant`s telephone no., including area code:  508-222-0614
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant`s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was $10,416,976 based on the average of the reported closing bid and asked prices for the Common Stock on March 13, 1998 as reported on the OTC Bulletin Board.

Number of shares of Common Stock outstanding as of March 20, 1998: 8,704,543 shares.

Documents incorporated by reference.

Part I
-----------------------------------------------------------------------
Item 1.  Business.

     Ceramics Process Systems Corporation (the `Company` or `CPS`) serves the wireless communications, satellite communications, motor controller and other microelectronic markets by developing, manufacturing, and marketing advanced metal-matrix composite and ceramic components to house, interconnect and thermally manage microelectronic devices. The Company`s products are typically in the form of housings, packages, lids, substrates, thermal planes, or heat sinks, and are used in applications where thermal management and or weight are important considerations.

     The Company`s products are manufactured by proprietary processes the Company has developed including the QuicksetTM Injection Molding Process (`Quickset Process`) and the QuickCastTM Pressure Infiltration Process (`QuickCast Process`).

     Although the Company`s focus is in microelectronics markets, the Company participates in other markets through licensing its technology to corporations who manufacture and sell products in other markets. In fiscal 1997, 91.5% of the Company`s total revenue was derived from manufactured products, and 8.5% from licensing fees. In fiscal 1996, 96% of the Company`s total revenue was derived from manufactured products and 4% from licensing fees. In fiscal 1995, 99% of the Company`s total revenue was derived from manufactured products and less than 1% from licensing fees.

     The Company was incorporated in Massachusetts in 1984. The Company reincorporated in Delaware in April 1987, through merger into its wholly-owned Delaware subsidiary organized for purposes of the reincorporation. In July 1987, the Company completed its initial public offering of 1.5 million shares of its Common Stock.

Markets and Products
--------------------
MARKETS
     The Company`s primary markets are original equipment manufacturers in the wireless communications, satellite communications, and motor controller markets.

Wireless Communications Market
     The demand for wireless telecommunications services such as cellular and Personal Communications Systems (`PCS`) has grown significantly during the past decade, driven by reduced costs for wireless handsets, a more favorable regulatory environment, increasing competition among service providers and a greater availability of services and microwave spectrum. For example, a recent study by Taylor & Associates, a market research firm, forecast the number of subscribers of PCS services in the United States would grow from 1.5 million at year-end 1997 to 12 million at year-end 2000.

     In developing countries wireless telephone networks are being installed as an alternative to installing or upgrading traditional wireline networks. The growth in wireless communications has required, and will continue to require, substantial investment by service providers in infrastructure equipment such as basestations. The Company provides components for housing, interconnecting and thermal management of microelectronic devices to wireless communications infrastructure equipment manufacturers.

Satellite Communications Market
     Satellites provide several advantages over earth-based facilities for many telecommunications applications. Satellites enable high-speed communications service where there is no earth-based alternative available which is often the case for military operations and for communications services in developing countries. Another advantage is that the cost to provide services via satellite does not increase with the distance between sending and receiving stations. The cost of providing services via satellite can be less than the cost of installing copper or fiber optic networks.

     Demand for satellite telecommunications services for both military and commercial applications is increasing. Some satellite applications have both military and commercial applications such as the Global Positioning System. Commercial applications include satellite based mobile telephone services, direct-to-home television services, and direct-to-home internet services. Three major satellite networks that have been announced in recent years and are in various stages of development and deployment are Iridium, Teledesic and GlobalStar. Military and commercial entities have announced plans to deploy over 1,000 satellites during the next decade. The Company provides components for housing, interconnecting and thermal management of microelectronic devices to satellite subsystem and satellite manufacturers.

Motor Controller Market
     The use of power modules to control electric motors of all sizes is growing. This growth is the result of several factors including emerging high-power applications which demand power controllers such as hybrid and electric vehicles, and cost declines in power modules which increasingly make variable speed drives cost effective. Power semiconductors are a very significant portion of the cost of variable speed drives, and the cost of the module housing and thermal management system are also significant; declines in the costs of all these components is driving increased use of variable speed drives.

     For example, worldwide approximately 50 million AC induction motors greater than one-half horsepower are installed every year. Today only a small percentage of these motors use variable speed drives because of costs; as costs decline industry observers predict increased use of variable speed drives. The Company provides components for housing, interconnecting and thermal management of microelectronic devices to motor controller manufacturers.

PRODUCTS
     All markets described above have a common need for thermal management of electronic devices to improve system performance and reliability. A second element which many segments within these markets have in common is the need for lightweight components, particularly for applications which are air-borne, space-based, or transportation related. Using its proprietary process technology, the Company produces metal-matrix composites with superior thermal properties and which are very lightweight to house and interconnect microelectronic devices. Each of these products is produced to customers` blueprints to meet customers` specific requirements. Typical form factors are housings, packages, lids, substrates, thermal planes, and heat sinks.

     The manufacture of microelectronic systems is comprised of three key steps: (1) the integration of transistors into integrated circuits (`ICs`), (2) the integration of ICs on boards or modules, and (3) the integration of boards and modules into systems. The Company produces products for the second and third steps described above - products used to integrate ICs on boards, and used to integrate boards and modules into systems.

     As the complexity, speed, and density of electronic devices continues to increase, the market increasingly demands housing and interconnecting products which have a thermal coefficient of expansion match to ICs, and which provide for the efficient removal of heat from the system while providing the necessary mechanical and electrical properties.

     The metal-matrix composite aluminum silicon carbide (`Al-SiC`), manufactured using the Company`s proprietary processes, is a material system which meets all these requirements and which is finding acceptance in the marketplace as a replacement for copper, copper-tungsten, copper-moly, and graphite. In addition, the Company`s aluminum nitride (`AlN`) ceramic components are used in applications where very high thermal conductivity is required.

CUSTOMERS
     The Company sells to major United States microelectronics systems houses. The Company`s customers typically purchase prototype and evaluation quantities of the Company`s products over a one to three year period before entering into recurring production.

     In fiscal 1997, Motorola Corporation, Olin Aegis, and Texas
Instruments accounted for 63%, 11%, and 10% of total revenues, respectively. In fiscal 1996, these same companies accounted for 56%, 16%, and 13% of total revenues. In fiscal 1997, 76% of the Company`s total revenues were from commercial business, and 24% were from defense-related business.

Strategic Partnerships In Other Market Areas
--------------------------------------------
     In addition to its primary focus in microelectronics markets, the Company participates in other markets through licensing its technology to corporations who manufacture and sell products in these other markets.
In fiscal 1997, CPS recognized $0.391 million from license related agreements.

     In 1991, CPS and Sopretac, a subsidiary of Vallourec of Boulogne, France, established a joint venture, Metals Process Systems (`MPS`), to market on a worldwide basis licenses to use the Quickset Process for metal injection molding. At December 30, 1995 the Company owned 40% of the voting stock in MPS (see Patents and Trade Secrets), and Sopretac owned 60%. In 1996, the Company`s ownership interest in MPS was reduced to less than 1%, based on additional investment in MPS by Sopretac. The Company accounted for its investment in MPS under the equity method and did not recognize any income or dividends from the joint venture in 1997.

Research and Development
------------------------
     The Company continues to perform product development under prototype manufacturing agreements with customers. The Company had no externally funded collaborative research and development agreements in 1997 and 1996. The decrease in research, development and engineering expenses from 1995 to 1996 reflected reduced activity under collaborative development agreements over these years.

     Prior to 1995, collaborative research and development agreements, also known as contract research agreements, were a significant source of revenue for the Company. The Company`s focus has shifted from performing contract research to manufacturing products using the proprietary processes the Company has developed.

Availability of Raw Materials
-----------------------------
     The Company uses a variety of raw materials from numerous domestic and foreign suppliers. These materials are primarily aluminum ingots, ceramic powders and chemicals. Other than certain precious metals, of which little is used by the Company, the raw materials used by the Company are available from domestic and foreign sources and none is believed to be scarce or restricted for national security reasons.

Patents and Trade Secrets
-------------------------
     As of December 27, 1997 the Company had 11 United States patents. The Company also had several international patent applications pending. The Company`s licensees have rights to use certain patents as defined in their respective license agreements. The Company has granted co-ownership of five of its patents and licensing rights to MPS in exchange for its equity ownership in MPS. Under terms of the agreement, MPS has the exclusive right to use such patents in the area of metal powders and the Company has the exclusive right to use such patents in all other areas, provided, however, that MPS has granted to the Company a non-exclusive license to use the patents in the area of metal powders.

     The Company intends to continue to apply for domestic and foreign patent protection in appropriate cases. In other cases, the Company believes it may be better served by reliance on trade secret protection. In all cases, the Company intends to seek protection for its technological developments to preserve its competitive position.

Backlog and Contracts
---------------------
     As of December 27, 1997, the Company had a product backlog of $2.08 million, compared with a product backlog of $2.07 million at December 28, 1996. The Company shipped 99% of the year-end 1996 product backlog in 1997.

Competition
-----------
     The Company has developed and expects to continue to develop products for a number of different markets and will encounter competition from different producers of metal matrix composites and ceramic products. Lanxide Electronic Components, PCC Composites, and Ametek Specialty Materials are the Company`s primary competitors in the metal-matrix composite business.

     The Company believes that the principal competitive factors in its markets include technical competence, product performance, quality, reliability, price, corporate reputation, and strength of sales and marketing resources. The Company believes its proprietary processes, reputation, and the price at which it can offer products for sale will enable it to compete successfully in the advanced microelectronics markets. However, many of the American and foreign companies now producing or developing metal matrix composites have far greater financial and sales and marketing resources than the Company, which may enable them to develop and market products which would compete against those developed by the Company.

Government Regulation
---------------------
     The Company produces non-nuclear, non-medical hazardous waste in its development and manufacturing operations. The disposal of such waste is governed by state and federal regulations. Various customers, vendors, and collaborative development agreement partners of the Company may reside abroad, thereby possibly involving export and import of raw materials, intermediate products, and finished products, as well as potential technology transfer abroad under collaborative development agreements. These types of activities are regulated by the Bureau of Export Administration of the United States Department of Commerce.

     The Company performs and solicits various contracts from the United States government agencies and also sells to other government contractors.

Employees
---------
     As of year-end 1997, the Company and its wholly-owned subsidiary, CPS Superconductor Corporation (`CPSS`), had 40 full-time employees, of whom 35 were engaged in manufacturing and engineering, and 5 in sales and administration. The Company also employs temporary employees as needed to support production and program requirements.

     None of the Company`s employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be excellent.

Item 2.  Properties.

     In February, 1994, the Company relocated its corporate headquarters, manufacturing operations, engineering activities, and research and development laboratories to a leased facility in Chartley, Massachusetts. The Company is operating at the Chartley facility as a tenant-at-will. Prior to its relocation to Chartley, the Company was headquartered in a leased facility in Milford, Massachusetts.

     The Company`s rental expense for operating leases was $68 thousand each year in 1997, 1996 and 1995.

Item 3.  Legal Proceedings.

     The Company is not a party to any litigation which could have a material adverse effect on the Company or its business and is not aware of any pending or threatened material litigation against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 27, 1997.

Part II
------------------------------------------------------------------
Item 5.  Market for Registrant`s Common Stock and Related
Stockholder Matters

     On December 27, 1997, the Company had 296 shareholders of record. The high and low closing bid prices of the Company`s common stock for each quarter during the years ended December 27, 1997 and December 28, 1996 are shown below.

                                1997                1996
                          ---------------      --------------
                          High       Low       High       Low
                          ----       ----      ----      ----
1st Quarter                1/2      5/16       7/16      5/32
2nd Quarter                7/8     11/32      11/16       1/8
3rd Quarter              1 1/2       5/8      11/16       3/8
4th Quarter              2 5/8     1 3/8        5/8      5/16

     The Company has never paid cash dividends on its Common Stock. The Company currently plans to reinvest its earnings, if any, for use in the business and does not intend to pay cash dividends in the foreseeable future. Future dividend policy will depend, among other factors, upon the Company`s earnings and financial condition.

     The Company`s Common Stock is traded on the Over-the-Counter
Bulletin Board under the symbol CPSX.

Item 6.  Selected Consolidated Financial Data

     The following selected financial data of the Company should be read in conjunction with the consolidated financial statements and related notes filed as part of this Annual Report on Form 10-K.

             SELECTED CONSOLIDATED FINANCIAL DATA

For the Fiscal Year:       1997    1996     1995     1994     1993
--------------------------------------------------------------------
Summary of Operations
---------------------

Revenue                  $ 4,589  $ 2,007  $ 1,387  $ 1,192  $ 4,164

Operating Expenses         2,993    2,201    2,221    3,071    4,113
                          ------  -------  -------  -------  -------

Operating Income (Loss)    1,596     (194)    (834)  (1,879)      51

Net Other Income (Expense)  (219)    (217)    (274)     (38)       0
                          ------   ------   ------   ------   ------

Net Income (Loss)        $ 1,377  $  (411) $(1,108) $(1,917)      51
                          ======   ======   ======   ======   ======
Net Income (Loss) Per
  Basic Common Share     $   .18  $ (0.05) $ (0.14) $( 0.25)  $ 0.01
                          ======   ======   ======   ======   ======
Weighted Average Basic
  Number of Common Shares
  Outstanding              7,799    7,781    7,675    7,581    7,587
                          ======   ======   ======   ======   ======
Net Income (Loss) Per
  Diluted Common Share   $   .13  $ (0.05) $ (0.14) $( 0.25)  $ 0.01
                          ======   ======   ======   ======   ======
Weighted Average Diluted
  Number of Common Shares
  Outstanding             12,280    7,781    7,675    7,581    7,636
                          ======   ======   ======   ======   ======

--------------------------------------------------------------------
Year-end Position
-----------------

Working Capital(Deficit) $(1,788) $(3,200) $(2,736) $ ( 165)  $   51

Total Assets             $ 1,905  $   795  $   526  $   932   $1,112

Long-term Obligations    $   310  $    88  $     0  $ 1,620   $    8

Stockholders` Equity
  (Deficit)              $(1,520) $(2,905) $(2,493) $(1,458)  $  449

Basic and diluted earnings per share shown above have been calculated using the rules governed in SFAS 128 `Earnings Per Share` (See Note 14 to Consolidated Financial Statements).

Item 7. Management`s Discussion and Analysis of Financial Condition and Results of Operations

     This Annual Report on Form 10-K contains forward-looking statements that involve a number of risks and uncertainties. There are a number of factors that could cause the Company`s actual results to differ materially from those forecasted or projected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or changed circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Responsibility For Financial Statements
---------------------------------------
     Management has prepared and is responsible for the consolidated financial statements and information included in this report. These financial statements were prepared in accordance with generally accepted accounting principles which are consistently applied. The Company maintains accounting and control systems to assure its records accurately and appropriately reflect the operations of the Company, based on management`s best available information and judgment.

Results of Operations
---------------------

Revenue
-------
     Total revenue of $4.59 million in 1997 reflects an increase of $2.58 million, or 128%, from 1996 total revenue of $2.01 million. Total revenue of $2.01 million in 1996 reflects an increase of 45% from 1995 total revenue of $1.4 million. The increase in revenue from 1996 to 1997 is primarily the result of a shift in mix from small prototyping runs to recurring production of several products. Because metal-matrix composites are relatively new materials, the Company`s customers often take one to three years to evaluate prototypes and modify their designs to take advantage of the benefits metal-matrix composites offer before purchasing production quantities. In 1997, several products, primarily for wireless communications applications, made this transition from prototyping quantities to production quantities.

     Ninety-one percent of total revenue in 1997 and 96% of total revenue in 1996 consisted of sales of manufactured products; revenue earned under license agreements in 1997 and 1996 amounted to $391 thousand and $85 thousand, respectively.

Operating Costs
---------------
     Total operating costs were $3.0 million, $2.2 million, and $2.2 million, for the fiscal years 1997, 1996, and 1995, respectively.

     Cost of sales for the years 1997, 1996, and 1995, were $2.5 million, $1.7 million, and $1.6 million, respectively. Selling, general and administrative costs were $0.5 million, $0.5 million, and $0.6 million, for these same years, respectively.

     The $0.8 million increase in cost of sales in 1997 versus 1996 is attributable to higher sales volume in 1997. Unit shipments in 1997 were 337% higher than unit shipments in 1996 while cost of sales increased only 47%, reflecting a shift in mix from small prototyping runs to recurring production of several products. Gross margins increased from 12.2% in 1996 to 41.0% in 1997 as more products entered into recurring production. Manufacturing efficiencies improved as processes operated on a consistent daily basis, labor content per part declined as capital equipment was installed, and the cost of raw materials per unit shipped declined as the Company took advantage of reductions in vendors` prices as a result of higher quantity usage.

     The Company continues to perform product development under prototype manufacturing agreements with customers. The Company had no externally funded collaborative research and development agreements in 1997 and 1996. The decrease in research, development and engineering expenses from 1995 to 1996 reflected reduced activity under collaborative development agreements over these years.

     The 1997 selling, general and administrative expenses of $0.5 million were the same as 1996. The decrease in selling, general and administrative expenses of $0.1 million from 1995 to 1996 was primarily attributable to reduced headcount.

Net Other Expenses
------------------
     The Company had net other expenses of $219 thousand, $217 thousand, and $274 thousand for the fiscal years 1997, 1996, and 1995, respectively. The decrease in net other expense in 1996 compared to 1995 was due to higher interest rates on certain balances offset by a reduction in amounts paid to MPS (See Note 12 to the Notes to Consolidated Financial Statements).

Income Taxes
------------
     The Company neither paid nor accrued Federal income taxes in 1997, 1996, or 1995, due to its tax losses in those years. The Company paid $585 to Massachusetts for 1996 income taxes and accrued $2,000 for 1997.

     Certain provisions of the Internal Revenue Code limit the annual utilization of net operating loss carryforwards if, over a three-year period, a greater than 50% change in ownership occurs. The Company believes that they did not exceed the 50% ownership change in the three-year period ending December 27, 1997, therefore, as of year-end 1997 all net operating loss carryforwards are available to offset future taxable income.

Liquidity and Cash Reserves
---------------------------
     Cash on hand at December 27, 1997 totaled $561 thousand, an increase of $448 thousand from the 1996 year-end balance of $113 thousand. In 1997, operations generated net cash of $784 thousand, investing activities, primarily the purchase of capital equipment, consumed net cash of $215 thousand, and financing activities, primarily payment of debt principal, consumed net cash of $120 thousand.

     The Company believes it will be able to finance its working capital obligations, capital expenditures for production equipment, and to service debt through funds generated from operations throughout 1998.
The Company continues to sell to a limited number of customers and loss of any one of these customers could cause the Company to require external financing.

     Prior to 1997, the Company financed its operations primarily through equity placements, debt, contract research and development revenues, license fees, and sale of products. In 1994 and 1995, the Company issued notes and convertible notes in the amount of $2.4 million to finance its working capital obligations and building renovations cost (See Notes 7, 8, and 15 to the Notes to Consolidated Financial Statements). Certain of these notes and convertible notes matured in 1995 and 1996 at which time the Company defaulted on principal and interest repayments of these obligations.

     In 1997, the Company renegotiated and paid down several notes. In the first fiscal quarter of 1998, $450,000 of convertible notes principal was converted by note holders into the Company`s common stock and the accrued interest on this debt was paid by the Company in cash. The maturity date on convertible notes in the principal amount of $920,000 was extended by note holders to January 15, 1999. As of April 9, 1998 the Company is no longer in default of any debt.


Newly Issued Accounting Changes
-------------------------------
     Financial Accounting Standards Board Statement No. 130 (`FAS 130`) `Reporting Comprehensive Income` is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. The Company intends to adopt the requirements of this pronouncement in its financial statements for the year ending December 26, 1998. FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. FAS 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statement where the components of other comprehensive income are reported. The Company was not previously required to present comprehensive income or the components thereof in its financial statements under generally accepted accounting principles.

     Financial Accounting Standards Board Statement No. 131 (`FAS 131`) `Disclosure about Segment of an Enterprise and Related Information` is effective for financial statements issued for periods beginning after December 15, 1997. FAS 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates.

     The Company does not believe that the implementation of FAS 130 or 131 will have a material impact on its financial statements.

Year 2000
---------
     The Company is assessing the potential impact on information systems as a result of reaching the year 2000. The Company believes its current systems are not year 2000 compliant. The Company is implementing year 2000 compliant systems in 1998 and does not expect the associated costs to be material to the Company`s financial position or results of operations.

Inflation
---------
     Inflation had no material effect on the results of operations or financial condition during 1997, 1996, or 1995. There can be no assurance, however, that inflation will not affect the Company`s operations or business in the future.

Item 8.  Financial Statements and Supplementary Data

     See Index to the Company`s Financial Statements and the accompanying financial statements and notes which are filed as part of this Annual Report on Form 10-K.

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

     The Directors and executive officers of the Company are as follows:

Name                     Age                 Position
----                     ---                 --------
Grant C. Bennett         43                  President
                                             Chief Executive
                                             Officer,
                                             Treasurer
                                             and Director

H. Kent Bowen            56                  Director

Francis J. Hughes, Jr.   47                  Director

     Mr. Grant C. Bennett has held the positions of President, Chief Executive Officer and Director of the Company since September, 1992. Prior to that time, he served as Vice President-Marketing and Sales of the Company from November, 1985 to September, 1992. Before joining CPS, Mr. Bennett was a consultant at Bain & Company, a Boston-based management consulting firm.

     Dr. H. Kent Bowen has served as a Professor at Harvard Business School since July, 1992. Prior to that time, he held the position of Ford Professor of Engineering at the Massachusetts Institute of Technology (`MIT`) from 1981 to 1992. Dr. Bowen served as Co-Director of the Leaders for Manufacturing Program at MIT from 1991 through July, 1992. Dr. Bowen has been a Director of the Company since 1984 and served as Chairman of the Board of Directors of the Company from 1984 to August, 1988. Dr. Bowen is also a director of General Signal Corporation.

     Mr. Francis J. Hughes, Jr. has served as President of American Research and Development Corporation (`ARD`), a venture capital firm, since 1992. Mr. Hughes joined ARD`s predecessor organization in 1982, and became Chief Operating Officer in 1990. Mr. Hughes served as General Partner of the following venture capital funds: ARD I, L.P., ARD II, L.P. (since July, 1985), ARD III, L.P. (since April, 1988), Hospitality Technology Fund, L.P. (since June, 1991) and Egan-Managed Capital, L.P. (since February, 1997). Mr. Hughes has served as a Director of the Company since 1993. Mr. Hughes is also a director of RF Monolithics, Inc., and Texas Micro, Inc.

     There are no family relationships between or among any executive officers or Directors of the Company.

Item 11.  Executive Compensation

     The following table sets forth certain information with respect to the annual and long-term compensation of the Company`s Chief Executive Officer for the three fiscal years ended December 27, 1997. No other executive officer of the Company serving on the last day of fiscal year 1997 received total annual salary and bonus in excess of $100,000.

SUMMARY COMPENSATION TABLE

                          Annual Compensation     Long Term Compensation
                                        Other                  All Other
                                      Compen- Options/    LTIP Compensa-
Name & Position   Year   Salary Bonus  sation    SAR`s Payouts      tion
---------------------- -------- ----- ------- -------- ------- ---------
                            ($)  ($)   ($)     (#)      ($)     ($)
Grant C. Bennett  1997 $100,163  $0    $0       0       $0      $0
 President and    1996 $ 95,550  $0    $0       0       $0      $0
 Chief Executive  1995 $ 92,925  $0    $0       0       $0      $0
 Officer

     The Company`s President and Chief Executive Officer did not receive option grants during fiscal year 1997. During fiscal year 1997 no options were exercised by him, and at the end of the fiscal year 1997 no options were held by him.

Directors` Fees
---------------
     Under the terms of the Company`s 1992 Director Option Plan (the `Director Plan`), Directors who are neither officers nor employees of the Company (the `Outside Directors`) are entitled to receive stock options as compensation for their services as Directors. A non-statutory stock option (the `initial option`) to purchase up to 4,000 shares of Common Stock was granted on May 1, 1992 to each eligible Director who was then serving as a Director, and shall be granted to each other eligible Director upon his or her initial election as a Director. Also, each eligible Director is entitled to receive a non-statutory stock option (the `reelection option`) to purchase up to 2,000 shares of Common Stock on each subsequent date that he or she is reelected as a Director of the

Company. In addition, under the terms of the Plan, the Director serving as Chairman of the Board and each Director serving on a standing committee of the Board is entitled to receive an option to an additional 500 shares as part of his initial option and each reelection option. Options vest in 12 equal monthly installments beginning one month from the date of grant, provided that 2,000 shares of each initial option vest immediately. No options were granted to Directors under the Director Plan in 1997. At December 27, 1997, options to purchase 35,500 shares of Common Stock were outstanding under the Director Plan. Outside Directors may receive expense reimbursements for attending Board and Committee Meetings. Directors who are officers or employees of the Company do not receive any additional compensation for their services as Directors.

Severance Benefit Program
-------------------------
     Effective June 1, 1989, the Board of Directors adopted the Company`s Severance Benefit Program (the `Severance Program`) for certain employees and officers selected from time to time by the Compensation Committee. The Severance Program, which extends through May, 1998, provides that upon `Involuntary Termination` of a participating employee (a `Participant`), such Participant will (i) continue to receive 50% of his then current annual base salary for a period of six months from the termination date, (ii) receive a lump sum payment at the time of termination equal to the Participant`s unused vacation pay, and (iii) for a period not to exceed six months, continue to receive benefits in all group benefit plans of the Company in which such Participant participated immediately prior to termination, at a cost to the Participant no greater than the cost at the time of termination. `Involuntary Termination` is defined in the Severance Program as the (a) involuntary termination of employment, other than for `cause` or due to disability or death, or (b) voluntary termination of employment as a result of reduction in the Participant`s salary, other than a reduction which is related primarily to the economic performance or prospects of the Company, and which is not applied to an individual Participant. `Cause` is defined in the Severance Program as willful engaging of a Participant in conduct that is materially injurious to the Company. In order to receive benefits under the Severance Program, the Participant may not (i) become employed by, render any services for, act on behalf of, or have any interest, direct or indirect, in any business which competes, directly or indirectly, with the Company, or (ii) recruit or solicit any employee of the Company to terminate his or her employment or relationship with the Company.

     Mr. Bennett is currently participating in the Severance Program. No amounts were paid under the Severance Program in 1997.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information, as of March 20, 1998, with respect to the beneficial ownership of the Company`s Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each Director of the Company, (iii) each Executive Officer of the Company named above in the Summary Compensation Table, and (iv) all Directors and Officers as a group:

                                                      Percentage of
                                      Common Stock    Shares of
Name and Address                      Beneficially    Common Stock
of Beneficial Owner                   Owned (1)       Outstanding
-------------------                   ------------    -------------
Ampersand Specialty Materials
 Ventures Limited Partnership
 (`ASMV`)
 55 William Street, Suite 240
 Wellesley, MA  02181                 1,821,348 (2)   17.3%

Waco Partners
 c/o Wechsler & Co., Inc.
 105 South Bedford Road, Suite 310
 Mount Kisco, NY  10549               1,669,980 (3)   17.3%

American Research and
 Development III, L.P.
 (`ARD III`)
 30 Federal Street
 Boston, MA  02110-2508               1,214,527 (4)   13.3%

American Research and
 Development I, L.P.
 (`ARD I`)
 30 Federal Street
 Boston, MA  02110-2508               1,018,152 (5)   11.3%

Techno Venture Management Corp.
 (`TVM`)
 101 Arch Street, Suite 1950
 Boston, MA  02110                      523,808        6.0%

Grant C. Bennett (Director & Officer) 1,646,167       18.9%

H. Kent Bowen (Director)                   None           *

Francis J. Hughes, Jr. (Director)     2,237,179 (6)   24.6%

All Directors and Officers as a
 group (three persons)                3,883,346 (7)   43.5%

*Less than 1% of the total number of outstanding shares of Common Stock.

(1) The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, each stockholder referred to above has sole voting and investment power respect to the shares listed.

(2) Includes 1,806,348 shares of Common Stock issuable upon conversion of Convertible Notes held by Ampersand Specialty Materials Ventures Limited Partnership (`ASMV`)(including principal and interest thereon), convertible within 60 days after March 20, 1998 (See `Certain Transactions`). Includes options, exercisable within 60 days after March 20, 1998, to purchase 15,000 shares held by General Partners of a partnership that controls ASMV, as to which shares the General partners disclaim beneficial ownership.

(3) Includes 1,000,000 shares of Common Stock issuable upon conversion of a Convertible Note held by Waco Partners convertible within 60 days after March 20, 1998.

(4) Includes 388,258 shares of Common Stock issuable upon conversion of Convertible Notes held by ARD III (including principal and interest thereon), convertible within 60 days after March 20, 1998 (See `Certain Transactions`). Includes options to purchase 4,800 shares of Common Stock exercisable within 60 days after March 20, 1998. Excludes shares described in Footnote 5 below, and excludes options to purchase 4,500 shares of Common Stock held by Mr. Hughes which are exercisable within 60 days after March 20, 1998.

(5) Includes 325,452 shares of Common Stock issuable upon conversion of Convertible Notes held by ARD I (including principal and interest thereon), convertible within 60 days after March 20, 1998 (See `Certain Transactions`). Includes options to purchase 4,200 shares of Common Stock exercisable within 60 days after March 20, 1998. Excludes shares described in Footnote 4 above, and excludes options to purchase 4,500 shares of Common Stock held by Mr. Hughes which are exercisable within 60 days after March 20, 1998.

(6) Includes 688,500 shares of Common Stock owned by ARD I and 821,469 shares of Common Stock owned by ARD III, as to which shares Mr. Hughes disclaims beneficial ownership. Mr. Hughes, a Director of the Company, is a General Partner of partnerships which control ARD I and ARD
III. Includes 713,710 shares of Common Stock issuable upon conversion of the Convertible Notes held by ARD I and ARD III (including principal and interest thereon), convertible within 60 days after March 20, 1998 (See `Certain Transactions`); Mr. Hughes disclaims beneficial ownership of these shares. Includes options to purchase 9,000 shares of Common Stock, exercisable within 60 days after March 20, 1998, held by ARD I and ARD
III. Includes options to purchase 4,500 shares of Common Stock held by Mr. Hughes which are exercisable within 60 days after March 20, 1998.

(7) Includes (a) 1,509,969 shares of Common Stock owned by affiliates of Directors, as to which shares they disclaim beneficial ownership, (b) 713,710 shares of Common Stock issuable upon conversion of the Convertible Notes held by affiliates of Directors (including principal and interest thereon), convertible within 60 days after March 20, 1998 (See `Certain Transactions`), to which shares the Directors disclaim beneficial ownership, and (c)6,317 shares of Common Stock which officers and Directors have the right to acquire under outstanding stock options exercisable within 60 days after March 20, 1998 and (d) 9,000 shares of Common Stock which a Director has the right to acquire under outstanding stock options exercisable within 60 days after March 20, 1998, to which shares the Director disclaims beneficial ownership.

Item 13.  Certain Relationships and Related Transactions

     In February, 1991, the Company transferred to Metals Process Systems (`MPS`), a French societe anonyme, certain licensing rights and a co-ownership interest in certain of the Company`s patents, for 49% of the voting stock of MPS. Under the terms of the transfer agreement, MPS shall have the exclusive right to use such patents in the area of metal powders and the Company shall have the exclusive right to use such patents in all other areas, provided, however that MPS has granted to the Company a non-exclusive license to use the patents in the area of metal powders. In 1993, this equity position was adjusted to 40%, based on additional capital contributions to MPS by the Company and Sopretac, the co-owner of the joint venture. The Company`s investment was recorded under the equity method. To date the Company`s investments in MPS have been written down to zero as the Company`s share of MPS` losses have exceeded its investment. In 1995 the Company contributed approximately $60,000 to MPS, which, based on CPS` share of MPS` losses, was also charged to operations in 1995. In 1996, CPS` equity interest was reduced to 1% based upon additional investment by Vallourec in MPS.

     In 1994, the Company issued convertible subordinated notes to affiliates of Directors and other persons known by the Company to beneficially own more than 5% of the outstanding shares of the Company. Below is a summary of the notes, including shares of the Company`s Common Stock issuable upon conversion of the note principal and interest within 60 days after March 20, 1998.

                            Per
                            Annum      Shares Issuable Upon Conversion
                 Principal  Interest   Within 60 Days After
                 Amount     Rate       March 20, 1998
                                       -------------------------------
                                       Principal    Interest
                                       ---------    --------
Noteholder            ($)     (%)         Shares      Shares

ASMV             $660,000     10%      1,320,000     486,347

Waco Partners    $500,000     10%      1,000,000      13,151

ARD III          $141,440     10%        282,880     105,378

ARD I            $118,560     10%        237,120      88,332

Affiliates of
 Directors as
 a group         $260,000     10%        520,000     193,710

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

CERAMICS PROCESS SYSTEMS CORPORATION

By:  /s/ Grant C. Bennett
     --------------------------
     Grant C. Bennett
     President
     Date: April 9, 1998

Pursuant to the Requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                                Date
--------------------       ------------------------     ------------



/s/ Grant C. Bennett         President, Treasurer and Director}
--------------------------   (Principal Executive Officer)    }
Grant C. Bennett                                              }
                                                              }
                                                              }
                                                              }
/s/ H. Kent Bowen            Director                         }
--------------------------                                    }
H. Kent Bowen                                                 } April 9,
                                                              } 1998
                                                              }
                                                              }
/s/ Francis J. Hughes, Jr.   Director                         }
--------------------------                                    }
Francis J. Hughes, Jr.                                        }
                                                              }

             CERAMICS PROCESS SYSTEMS CORPORATION
                         EXHIBIT INDEX

Exhibit
No.            Description                                         Page
-------        -----------                                         ----
  3.1**        Restated Certificate of Incorporation of the
               Company, as amended, is incorporated herein by
               reference to Exhibit 3 to the Company`s
               Registration Statement on Form 8-A
               (File No. 0-16088)                                  --

  3.2**        By-laws of the Company, as amended, are
               incorporated herein by reference to Exhibit 3.2
               to the Company`s Registration Statement on Form
               S-1 (File No. 33-14616)(the `1987 S-1Registration
               Statement`)                                         --

  4.1**        Specimen certificate for shares of Common Stock of
               the Company is incorporated herein by reference to
               Exhibit 4 to the 1987 S-1 Registration Statement    --

  4.2**        Description of Capital Stock contained in the
               Restated Certificate of Incorporation of the
               Company, as amended, filed as Exhibit 3.1           --

(1)10.1**      1984 Stock Option Plan of the Company, as amended,
               is incorporated herein by reference to Exhibit
               10(b) to the Company`s Annual Report on Form 10-K
               for the year ended December 31, 1988                --

(1)10.2**      1989 Stock Option Plan of the Company, is
               incorporated by reference to Exhibit 10.6 to the
               Company`s 1989 S-1 Registration Statement           --

(1)10.3**      1992 Director Stock Option Plan is incorporated by
               reference to Exhibit 10.5 to the Company`s Annual
               Report on Form 10-K for the fiscal year ended
               December 28, 1991                                   --

  10.4** Participation Agreement, dated February 14, 1991, between the Company and Sopretac, a French societe anonyme, is incorporated by reference to Exhibit
               10.10 to the Company`s Annual Report on Form 10-K
               for the year ended December 28, 1991                --

(1)10.5**      Retirement Savings Plan, effective September 1,
               1987 is incorporated by reference to Exhibit 10.35
               to the Company`s 1989 S-1 Registration Statement    --

(1)10.6**      Severance Benefit Program, effective June 1, 1989,
               is incorporated by reference to Exhibit 10.36 to
               the Company`s S-1 Registration Statement            --

10.7**         Research and Development Agreement, dated as of
               June 26, 1991, between the Company and Carpenter Technology Corporation (`CarTech`) is
               incorporated by reference to Exhibit 10.17 to the Company`s Annual Report on Form 10-K for the year
               ended December 28, 1991                             --

  10.8** Option and License Agreement, dated as of June 26, 1991, between the Company and CarTech is incorporated by reference to Exhibit 10.19 to the Company`s Annual Report on Form 10-K for the year
               ended December 28, 1991                             --

  10.9** License Agreement, dated as of December 11, 1992, between the Company and CarTech is incorporated by reference to Exhibit 10.19 to the Company`s Annual Report on Form 10-K for the fiscal year ended
               January 2, 1993                                     --

  10.10**      Amendment to Research and Development Agreement,
               dated as of December 11, 1992, between the Company
               and CarTech is incorporated by reference to Exhibit
               10.20 to the Company`s Annual Report on Form 10-K
               for the fiscal year ended January 2, 1993           --

  10.11**      Amendment to Option and License Agreement, dated as
               of December 11, 1992, between the Company and
               CarTech is incorporated by reference to Exhibit
               10.21 to the Company`s Annual Report on Form 10-K
               for the fiscal year ended January 2, 1993           --

  10.12** BancBoston lease line of credit, dated December 23, 1991, between the Company and The First National
               Bank of Boston is incorporated by reference to
               Exhibit 10.20 to the Company`s Annual Report on
               Form 10-K for the year ended December 28, 1991      --

  10.13** Amendment to BancBoston lease line of credit, dated December 31, 1992, between the Company and the
               First National Bank of Boston is incorporated by reference to Exhibit 10.21 to the Company`s Annual Report on Form 10-K for the fiscal year ended
               January 2, 1993                                     --

  10.14**      Form of 10% Convertible Subordinated Note Due June
               30, 1995 and related Common Stock Purchase Warrant between the Company and noteholder is incorporated by reference to Exhibit 10.22 to the Company`s
               Annual Report for the fiscal year ended January 1,
               1994                                                --

  10.15**      10% Convertible Subordinated Note Due April 21,
               2001 between the Company and Waco Partners and
               related Subordinated Convertible Note Purchase Agreement between the Company and Wechsler & Co.,
               Inc. is incorporated by reference to Exhibit 10.21
               to the Company`s Annual Report for the fiscal year
               ended December 31, 1994                             --

  10.16**      10% Convertible Subordinated Note Due January 31,
               1996 and related Common Stock Purchase Warrant
               between the Company and Ampersand Specialty
               Materials Ventures Limited Partnership is
               incorporated by reference to Exhibit 10.22 to the Company`s Annual Report for the fiscal year ended
               December 31, 1994                                   --

  10.17** Form of 10% Convertible Subordinated Note Due April 24, 1996 and related Common Stock Purchase Warrant between the Company and noteholder is incorporated by reference to Exhibit 10.23 to the Company`s
               Annual Report for the fiscal year ended December
               31, 1994                                            --

  10.18**      Senior Secured Promissory Note Due March 30, 1996
               and related Security Agreement between the Company
               and Aavid Thermal Technologies, Inc. is
               incorporated by reference to Exhibit 10.24 to the Company`s Annual Report for the fiscal year ended
               December 31, 1994                                   --

  10.19**      Secured Line of Credit Note Due June 30, 1996 and
               related Security Agreement between the Company and
               Kilburn Isotronics, Inc.                            --

  10.20**      Amended and Restated Promissory Note dated July
               31, 1996 between the Company and Texas Instruments
               Incorporated                                        --

  21**         Subsidiaries of the Registrant are incorporated
               herein by reference to Exhibit 22 to the Company`s
               Annual Report on Form 10-K for the year ended
               December 31, 1988                                   --

  23.1         Consent of Coopers and Lybrand L.L.P

**   Incorporated herein by reference.

(1) Management Contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              OF
             CERAMICS PROCESS SYSTEMS CORPORATION



                                                        Page
------------------------------------------------------------

Report of Independent Accountants                         24

Consolidated Balance Sheets as of December 27, 1997 and
     December 28, 1996                                    25

Consolidated Statements of Operations for the years ended
     December 27, 1997, December 28, 1996,
     and December 30, 1995                                27

Consolidated Statements of Stockholders` Deficit for
     the years ended December 27, 1997,
     December 28, 1996, and December 30, 1995             28

Consolidated Statements of Cash Flows for the years ended
     December 27, 1997, December 28, 1996,
     and December 30, 1995                                29

Notes to Consolidated Financial Statements                31


All schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS
-----------------------------------------------------------------------



The Board of Directors and Stockholders
Ceramics Process Systems Corporation:


We have audited the consolidated financial statements of Ceramics Process Systems Corporation listed in the index on page 23 of this Form 10-K. These financial statements are the responsibility of the Company`s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ceramics Process Systems Corporation as of December 27, 1997 and December 28, 1996, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 27, 1997, in conformity with generally accepted accounting principles.


                                   COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
March 16, 1998
Except for Note 15, as to which the date is April 9, 1998

CONSOLIDATED BALANCE SHEETS
Ceramics Process Systems Corporation
-------------------------------------------------------------------------

                                   ASSETS

                                        December 27,      December 28,
                                           1997               1996
                                        ------------      ------------
Current Assets:
  Cash and cash equivalents             $ 561,166         $  113,331
  Accounts receivable, trade              626,121            141,035
  Inventories (Note 2)                    123,325            156,445
  Prepaid expenses                         15,528              1,340
                                        ---------         ----------
     Total current assets               1,326,140            412,151
                                        ---------         ----------


 Property and equipment (Notes 2 & 4):
  Production equipment                  1,208,145          1,018,055
  Office equipment                         70,404             60,403
  Leased Equipment                        262,108            126,948
                                        ---------          ---------
                                        1,540,657          1,205,406
  Less accumulated depreciation and
   amortization                           925,371            819,377
  Less accumulated amortization
   of leased equipment                     41,790              5,290
                                        ---------          ---------
     Net property and equipment           573,496            380,739
                                        ---------          ---------


 Deposits                                   5,072              2,337
                                        ---------          ---------


     Total Assets                      $1,904,708           $795,227
                                        =========          =========





The accompanying notes are an integral part of the consolidated financial statements.

Ceramics Process Systems Corporation
-------------------------------------------------------------------------
                     LIABILITIES AND STOCKHOLDERS` DEFICIT
                                     December 27,        December 28,
                                         1997               1996
                                     ------------        ------------
Current Liabilities:
 Accounts payable                    $  154,657           $  128,762
 Accrued expenses (Note 9)              677,109              789,766
 Deferred revenues                      163,430              355,987
 Notes payable (Note 7)                 206,962              450,000
 Current portion of convertible notes
  payable (Note 8):
   Related parties                      260,000              260,000
   Other                              1,610,000            1,610,000
 Current portion of capital
  lease oblications(Note 4)              42,205               17,383
                                    -----------          -----------
     Total current liabilities        3,114,363            3,611,898

Long term portion of
 Notes payable other                    137,868                   --
 Capital lease obligations              172,114               87,999
                                    -----------          -----------
     Total Liabilities                3,424,345            3,699,897
                                    -----------          -----------
Commitments (Notes 2,4,7 and 8)

Stockholders` Deficit (Notes 5 and 8):
  Common stock, $0.01 par value.
   Authorized 15,000,000 shares; issued
   7,824,582 shares in 1997 and
   7,780,766 shares in 1996              78,246               77,808

  Preferred stock, $0.01 par value.
   Authorized 5,000,000 shares;
   no shares issued and outstanding          --                   --

  Additional paid-in capital         30,464,833           30,457,384

  Accumulated deficit               (32,001,881)         (33,379,027)
                                    -----------          -----------
                                     (1,458,802)          (2,843,835)
  Less treasury stock, at cost,
   22,883 common shares in 1997
   and 22,883 common shares in 1996     (60,835)             (60,835)
                                    -----------          -----------
     Total Stockholders` Deficit     (1,519,637)          (2,904,670)
                                    -----------          -----------
     Total Liabilities and
       Stockholders` Deficit         $1,904,708             $795,227
                                    ===========          ===========
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Ceramics Process Systems Corporation
-------------------------------------------------------------------------
                                             Years Ended
                              ------------------------------------------
                              December 27,    December 28,  December 30,
                                 1997            1996           1995
                              ------------    ------------  ------------
Revenue:

  Product Sales               $4,197,912      $ 1,922,006    $ 1,385,022

  License agreements             391,001           85,000          2,000
                              ----------      -----------     ----------
     Total Revenue             4,588,913        2,007,006      1,387,022
                              ----------      -----------     ----------
 Costs and expenses:

  Cost of sales                2,475,140        1,686,148      1,635,592
  Selling, general and
   administrative                517,362          515,346        585,129
                              ----------      -----------     ----------
     Total costs and expenses  2,992,502        2,201,494      2,220,721
                              ----------      -----------     ----------

 Operating income (loss)       1,596,411        (194,488)      (833,699)
                              ----------      -----------     ----------

 Other income (expense):

  Interest income                  3,581                -         1,289
  Interest expense              (237,968)        (248,500)     (216,347)
  Gain (loss) on disposal of
   equipment                          --           27,043          (666)
  Other income (expense)          15,122            4,640       (58,098)
                              ----------      -----------     ----------
                                (219,265)        (216,817)     (273,822)
                              ==========      ===========     ==========

Net income (loss)             $1,377,146     $   (411,305)   $(1,107,521)
                              ==========      ===========     ==========
Net income (loss) per
  basic common share            $   0.18      $     (0.05)     $   (0.14)
                              ==========      ===========     ==========
Weighted average
  number of basic common
  shares outstanding           7,799,279        7,780,766      7,674,534
                              ==========      ===========     ==========
Net income (loss) per
  diluted common share          $   0.13      $     (0.05)     $   (0.14)
                              ==========      ===========     ==========
Weighted average
  number of diluted
  shares outstanding          12,279,643        7,780,766      7,674,534
                              ==========      ===========     ==========
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS` DEFICIT
For the years ended December 27, 1997, December 28, 1996
and December 30, 1995
Ceramics Process Systems Corporation
-------------------------------------------------------------------------------------------

                        Common stock
                        ---------------   Additional                           Total
                        Number    Par     paid-in     Accumulated   Treasury   Stockholders`
                        of shares Value   capital     deficit       stock      deficit
                        --------- -----   ----------  -----------   --------   -------------

Balance at December 31,
 1994                   7,610,786 $76,108 $30,387,166 $(31,860,201) $(60,835)  $(1,457,762)

Common stock issued in
 settlement of
 interest obligation      169,980   1,700      70,218           --        --        71,918
Net loss                       --      --          --   (1,107,521)       --    (1,107,521)
                        --------- ------- ----------- ------------  --------   -----------

Balance at December 30,
 1995                   7,780,766  77,808  30,457,384  (32,967,722)  (60,835)   (2,493,365)

Net loss                       --      --          --     (411,305)       --      (411,305)
                        --------- ------- ----------- ------------  --------   -----------
Balance at December 28,
 1996                   7,780,766  77,808  30,457,384  (33,379,027)  (60,835)   (2,904,670)


Stock Options Exercised    43,816     438       7,449           --        --         7,887

Net Income                     --      --          --    1,377,146        --     1,377,146
                        --------- ------- ----------- ------------  --------   -----------
Balance at December 27,
 1997                   7,824,582 $78,246 $30,464,833  $32,001,881  $(60,835)  $(1,519,637)
                        ========= ======= =========== ============  ========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Ceramics Process Systems Corporation
-------------------------------------------------------------------------

                                              Years Ended
                                 --------------------------------------
                                 December 27, December 28, December 30,
                                        1997          1996         1995
                                 ------------ ------------ ------------
Cash flows from operating
activities:
 Net loss                        $1,377,146   $  (411,304)  $(1,107,521)
 Adjustments to reconcile
  net loss to cash provided
  by (used in) used in
  operating activities:
   Depreciation                     115,994        108,070      104,531
   Amortization                      36,500          5,290       11,517
   Loss(gain)on disposal of
    equipment                            --        (27,043)         666
   Loss on investment                    --             --       65,893
 Changes in assets and
  liabilities:
   Accounts receivable, trade      (485,086)        70,540       31,553
   Inventories                       33,120       (127,419)      27,100
   Prepaid expenses                 (14,188)         9,484       17,319
   Other current assets                  --            475       24,044
   Accounts payable                  25,895        (47,732)       7,871
   Accrued expenses                (112,657)       214,558      257,993
   Due to customer                       --         51,950           --
   Deferred revenue                (192,557)       355,987       (6,300)
                                  ---------    -----------   ----------
     Net cash provided by (used in)
      operating activities          784,167        202,856     (565,334)
                                  ---------    -----------   ----------

Cash flows from investing
activities:
 Proceeds from sale of assets            --         27,500        8,040
 Additions to property and
 equipment                         (212,827)      (147,768)     (41,327)
 Investment in joint venture             --             --      (65,893)
 Deposits                            (2,735)        (1,384)       1,670
                                  ---------    -----------   ----------
     Net cash used in investing
      activities                   (215,562)      (121,652)     (97,510)
                                  ---------    -----------   ----------


The accompanying notes are an integral part of the consolidated financial statements.

Ceramics Process Systems Corporation
-------------------------------------------------------------------------

                                              Years Ended
                                 --------------------------------------
                                 December 27, December 28, December 30,
                                        1997          1996         1995
                                 ------------ ------------ ------------
Cash flows from financing activities:
 Principal payments for capital
  lease obligations                 (23,487)           --        (7,532)
 Proceeds from issuance of notes
  payable                                --            --       450,000
 Proceeds from issuance of common
  stock                               7,887            --            --
 Principal payment of notes
  payable other                    (105,170)           --            --
                                  ---------    -----------   ----------
     Net cash provided by
      financing activities         (120,770)           --       442,468
                                   ---------    -----------   ----------

Net increase (decrease)
 in cash and cash equivalents       447,835         81,204     (220,376)
Cash and cash equivalents
 at beginning of year               113,331         32,127      252,503
                                   ---------    -----------   ---------
Cash and cash equivalents
 at end of year                   $ 561,166    $   113,331   $   32,127
                                   =========    ===========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Ceramics Process Systems Corporation
------------------------------------------------------------------------

(1)  Nature of Business
     ------------------
     Ceramics Process Systems Corporation serves the wireless communications, satellite communications, motor controller and other microelectronic markets by developing, manufacturing, and marketing advanced metal-matrix composite and ceramic components to house, interconnect, and thermally manage microelectronic devices.

(2)  Summary of Significant Accounting Policies
     ------------------------------------------
(2)(a) Principles of Consolidation
       ---------------------------
     The consolidated financial statements include the accounts of Ceramics Process Systems Corporation and its wholly-owned subsidiary, CPS Superconductor Corporation (`CPSS`). All significant intercompany balances and transactions have been eliminated in consolidation.

(2)(b) Cash and Cash Equivalents
       ------------------------------
     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

(2)(c) Inventories
       -----------
     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Year end inventory balances consisted of the following:

                               December 27,    December 28,
                                  1997            1996
                               ------------    ------------
     Raw materials               $ 11,097         $ 39,412
     Work-in-process              112,228           85,933
     Finished goods                    --          131,100
                                 --------         --------
                                 $123,325         $156,445
                                 ========         ========

(2)(d) Property and Equipment
       ----------------------
     Property and equipment are stated at cost. Depreciation of equipment is calculated on a straight-line basis over the estimated useful life, generally five years. Amortization under capital leases is calculated on a straight-line basis over the life of the lease. Depreciation of leasehold improvements is calculated using the straight-line method over the lease term or the estimated useful lives, whichever is shorter. Upon retirement, the cost and related accumulated depreciation or amortization are removed from their respective accounts. Any gains or losses are included in the results of operations in the period in which they occur.

(2)(e) Revenue Recognition
       -------------------
     The Company recognizes product revenue generally upon shipment. Revenue related to license agreements is recognized upon receipt of the license payment or over the license period, if the Company has continuing obligations under the agreement. Revenue related to research and development contracts is recognized on the percentage-of-completion basis, which is generally based on the relationship of incurred costs to total estimated costs on each contract. Advance payments in excess of revenue recognized are recorded as customer deposits.

(2)(f) Research and Development Costs
       ------------------------------
     The Company continues to perform product development under prototype manufacturing agreements with customers. In fiscal 1997 and fiscal 1996, the Company did not incur any costs for research and development and did not perform any externally funded research and development programs. In prior periods research and development costs were charged to expense as incurred.

(2)(g) Income Taxes
     ------------
     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 `Accounting for Income Taxes` (`SFAS 109`). SFAS 109 proscribes the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax and financial statement basis of assets and liabilities, measured using enacted tax rates expected to be in effect in the period which the temporary differences reverse.

(2)(h) Net Income/Loss Per Common and Common Equivalent Share
       -------------------------
     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, `Earnings per Share`. This statement replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share (EPS). Basic EPS excludes the effect of any dilutive options, warrants or convertible securities and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed by dividing income available to common stockholders by the sum of the weighted average number of common shares and common share equivalents computed using the average market price for the period under the treasury stock method. All earnings per share amounts have been restated to conform with the SFAS 128 requirements.

(2)(i) Use of Estimates in the Preparation of Financial Statements
       -------------------------------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

(2)(j) Risks and Uncertainties
       -----------------------
     The Company manufactures its products to customer specifications and a significant portion of the Company`s revenues have historically been generated from three customers. Financial instruments which potentially subject the Company to concentrations of credit risk consist of trade accounts receivable. The Company has not incurred significant losses on its accounts receivable in the past.

(2)(k) Financial Instruments
       --------------------------
     A substantial portion of the Company`s borrowings have been financed by significant stockholders of the Company, one of which reduced its ownership interest in 1996. In addition, the Company was in default of a significant portion of its convertible notes payable at year-end 1997, although this default has been cured in 1998 (See Note 15 Subsequent Event) It is not practicable to estimate the fair value of the Company`s notes payable and convertible notes payable.

(2)(l) Fiscal Year-End
       ---------------
     The Company`s fiscal year end is the last Saturday in December or the first Saturday in January, which results in a 52- or 53-week year. Fiscal years 1997, 1996, and 1995, consisted of 52 weeks.

(2)(m) Dividend Policy
       ---------------
     Dividends are declared at the discretion of the Company`s Board of Directors. To date, no cash dividends have been declared. Any earnings are reinvested in the Company.

(3)  Supplemental Cash Flow Information
     ----------------------------------
     The Company acquired equipment through capital lease obligations in 1997 in the amount of $135,160 and in 1996 in the amount of $111,079. Additionally, the Company paid interest on leases amounting to $15,196, $5,891, and $3,901 in 1997, 1996, and 1995, respectively.

(4)  Leases
     ------
     At December 27, 1997 the Company had production equipment with a cost of $262,108 and accumulated amortization of $41,790 under capital leases. At December 30, 1996 the Company had production equipment with a cost of $126,948 and accumulated amortization of $5,290 under capital leases. At December 30, 1995 the Company had no property under capital leases.

     Future payments required under capital lease obligations are as follows at December 27, 1997:

     1998                                       $ 62,916
     1999                                       $ 62,916
     2000                                       $ 62,916
     2001                                       $ 56,940
     2002                                       $ 21,497
                                                --------
     Total future minimum lease payments        $267,185
                                                ========
        Less amount representing interest       $ 52,866
                                                --------
     Present value of net future lease payments $214,319

        Less current portion                    $ 42,205
                                                --------
     Long-term obligation under capital leases  $172,114
                                                ========

     The Company is operating at its Chartley facility as a tenant-at-will. Total rental expense for operating leases was $67,500 each year for 1997, 1996 and 1995.

(5)  Stock-Based Compensation Plans
     ------------------------------
     The Company has adopted the disclosure requirements of Statements of Financial Accounting Standards (SFAS) No.123, `Accounting for Stock-Based Compensation`. The Company continues to recognize compensation costs using the intrinsic value based method described in Accounting Principles Board Opinion No. 25, `Accounting for Stock Issued to Employees`. No compensation costs were recognized in 1997, 1996, and 1995.

     In 1997, Company employees exercised options for 43,816 shares of common stock at market prices between $0.625 and $2.375.

     In 1997, the Company maintained two stock option plans affording employees and other persons affiliated with the Company, excluding non-employee Directors, the opportunity to purchase shares of its common stock. In August, 1994, one of the stock option plans expired and no new grants are currently available under it. Under the remaining plan, the Board of Directors may grant incentive stock options to officers and other key employees of the Company. Additionally, the remaining plan permits the Board of Directors to issue non-qualified stock options to officers and other key employees and consultants of the Company.

     All incentive stock options are granted at the fair market value of the stock or in the case of certain optionees, at 110% of such fair market value at the time of the grant. Such options are exercisable in installments following a minimum period of employment and expire within ten years from the date granted. All non-qualified stock options are granted at a price not less than 50% of the fair market value at the time of the grant. Options vest over various periods not exceeding 5 years.

     In addition, during 1992 the Company adopted the 1992 Director Option Plan (the `Director Plan`) to compensate outside directors for their services. Under the Director Plan, eligible directors are initially granted options to purchase up to 4,000 shares of the Company`s common stock, and are granted options to purchase up to 2,000 shares of the Company`s common stock upon re-election as a director. Additionally, directors serving on standing committees of the Board are granted options to purchase up to 500 shares of the Company`s common stock. No options to purchase shares of the Company`s common stock under the Director Plan were granted in 1997, 1996 or 1995. At December 27, 1997, options to purchase 35,500 shares of Common Stock were outstanding under the Director Plan.

     In 1997 the Company granted 109,000 options at the current fair market values of $0.5625 to $1.50. In April, 1996 and June, 1995 the Company granted 330,461 and 400,490 options at the then current fair market value of $0.18 and $0.44, with similar terms and conditions to existing option holders in exchange for the previously issued options.

     As of December 27, 1997, the total remaining number of shares authorized for issuance under these stock option plans amounted to 469,716.

     The following is a summary of stock option activity for all of the above plans for the fiscal years 1997, 1996 and 1995.

                        1997            1996            1995
                      --------        --------         --------
                      Weighted        Weighted         Weighted
                      Average         Average          Average
                      Exercise        Exercise         Exercise

                    Shares  Price   Shares   Price   Shares   Price
                    ------  -----   ------   -----   ------   -----
Outstanding at
 beginning of year 430,961  0.68   447,267   $0.93   565,083  $1.57
  Granted at fair
   market value    109,000  1.00   330,461    0.18   400,390   0.44
  Exercised        (43,816) 0.18       -       -         -      -
  Canceled        (121,759) 0.41  (346,767)   0.52  (518,206)  1.24
                   ------- -----   -------   -----   -------  -----
Outstanding at
 end of year        374,386 0.93   430,961   $0.68   447,267  $0.93
                    ======= =====   =======  =====   =======  =====

Options exercisable
 at year-end        165,461  1.44  100,500   $2.34   251,453  $1.32

     The following table summarizes information about stock options outstanding at December 27, 1997:

<CAPTIONS>
                            Options Outstanding  Options Exercisable
                            -------------------  -------------------

                            Weighted
                            Average
Range                       Remaining   Weighted              Weighted
of                          Contractual Average               Average
Exercise       Number       Life        Exercise Number       Exercise
Price          Outstanding  (in years)  Price    Exercisable  Price
-------------  -----------  ----------- -------- -----------  --------

$0.18          222,886      8.27        $0.18     72,961      $0.18
 0.625 - 0.875  22,500      5.77         0.75     17,500      $0.79
 1.312 - 1.50   49,000      9.72         1.35         --         --
 2.25 - 3.75    80,000      4.25         2.79     75,000      $2.82
               -------                           -------

$0.18 - $3.75  374,386      7.45        $0.93    165,461      $1.44
               =======                           =======

     The fair value of each option grant under SFAS 123 is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents the annualized weighted average values of the significant assumptions used to estimate the fair values of the options:

                                 1997       1996       1995
                                 ----       ----       ----

     Options issued            59,000    222,886          0
     Risk-free interest rate     6.27%      6.31%         0
     Expected life in years         7          7          7
     Expected volatility           80%        80%        80%
     Expected dividends             0          0          0

     All options are granted at the fair market value on the date of grant.

     Had compensation cost for the Company`s two employee stock option plans been recorded based on the fair value of awards at grant date consistent with the alternative method prescribed by SFAS 123, the Company`s pro forma net income (loss) for 1997, 1996, and 1995 would have been $1,362,316, $(419,108), and $(1,107,521), respectively. Diluted income (loss) per share for 1997, 1996 and 1995 would have been $0.13, $(0.05), and $(0.14), respectively. The pro forma amounts include amortized fair values attributable to options granted after December 15, 1994 only and therefore, are not likely to be representative of the effects on reported net income for future years.

(6)  Research and Development Agreements
     -----------------------------------
     In 1997, 1996 and 1995, the Company recognized no revenue or related costs from research and development agreements.


(7)  Notes Payable
     -------------
     Notes payable consist of the following at December 27, 1997:

     Note Payable 1
     Note payable dated March 31, 1995 as
     amended October 1, 1997, with interest payable
     at a rate of 10% per year; due in installments
     on Janaury 1, 1998, April 1, 1998, July 1,
     1998, October 1, 1998 and December 31, 1998.
     The note is collateralized by accounts
     receivable, inventory, property and
     equipment.                                       $218,750

     Note Payable 2
     Note payable dated July 19, 1995, as
     amended July 31, 1996 and July 31, 1997,
     with interest payable at a rate of 10% per
     year due in installments on March 29, 1998,
     June 26, 1998, September 25, 1998,
     December 24, 1998, March 26, 1999 and
     June 25, 1999.                                   $126,080
                                                      --------
                                                      $344,830
                                                      ========

(8)  Convertible Notes Payable
     -------------------------

     Convertible notes payable consist of the following at December 27, 1997:

     Convertible Note Payable 1
     Unsecured notes payable dated February 16,
     1994 with five parties, due June 30, 1995
     plus interest at 10% per annum.                  $  250,000

     Convertible Note Payable 2
     Unsecured note payable dated April 21,
     1994, due April 21, 2001; interest at 10%
     per annum is due semi-annually on
     September 30 and March 31.                       $  500,000

     Convertible Note Payable 3
     Unsecured note payable dated July 20,
     1994, due January 31, 1996 plus interest
     at 10% per annum.                                $  120,000

     Convertible Note Payable 4
     Unsecured notes payable dated October 26,
     1994 with six parties, due April 24, 1996
     plus interest at 10% per annum.                  $1,000,000
                                                      ----------
                                                      $1,870,000
                                                      ==========

     At December 27, 1997, the Company was in default of Convertible Notes Payable 1, 2, 3 and 4. The Company cured all conditions of default in 1998, see Note 15 Subsequent Events below.

     $260,000 of the principal balance of the convertible notes payable at December 27, 1997 represent amounts due to holders of greater than 10% of the Company`s common stock for which the related accrued interest and interest expense as of December 27, 1997 was $86,667 and $25,929 respectively.

     Conversion privileges provided in the notes payable allow for the conversion of any unpaid principal throughout the term of each note, at the option of the note holders, for one share of the Company`s common stock for each $0.50 of unpaid principal. The convertible notes are subordinated to all other indebtedness of the Company.

     Conversion privileges provided in Note Payable 1, Note Payable 3, and Note Payable 4 allow for the conversion of any unpaid interest throughout the note terms, at the option of the note holders, for one share of the Company`s common stock for each $0.50 of unpaid principal. At the option of the Company, interest due under Note Payable 2 may be paid in shares of the Company`s common stock at a conversion price of the lesser of $0.50 per share or 90% of the average closing bid price of the Company`s common stock during the twenty consecutive trading days ending five business days immediately preceding the date on which any interest payment is due. 4,649,328 shares of common stock at December 27, 1997 are reserved for the conversion of convertible notes and related interest.

     Principal maturities for notes payable and convertible notes payable, if these were not in default, are as follows at December 27, 1997:

     Currently           $1,370,000
     1998                   206,962
     1999                   137,868
     2000                         0

     2001                         0
     Thereafter             500,000
                         ----------
                         $2,214,830
                         ==========

(9)   Accrued Expenses
     ----------------
     Accrued expenses consist of the following:

                                     December 27,    December 28,
                                        1997             1996
                                     ------------    --------
     Accrued legal and accounting    $ 33,190        $161,267
     Accrued interest (Note 3 and 7)  526,294         445,450
     Accrued payroll                  108,242          79,170
     Accrued other                    172,813         103,879
                                     --------        --------
                                     $840,539        $789,766
                                     ========        ========


(10) Income Taxes
     ------------
     Deferred tax assets and liabilities are as follows:

                                    December 27,    December 28,
                                    1997            1996
                                    ------------    ------------
     Net operating losses            $11,410,000    $ 12,180,000
     Vacation and other accrued
      expenses                            79,000          78,000
     Depreciation                        (93,000)        (88,000)

          Total                       11,396,000      12,170,000
     Valuation allowance             (11,396,000)    (12,170,000)
                                    ------------     ------------
                                    $         --     $         --
                                    ============     ============

     Due to the uncertainty related to the realization of the net deferred tax asset, a full valuation allowance has been provided. At December 27, 1997, the Company had net operating loss carryforwards of approximately $33,000,000 available to offset future income for U.S. Federal income tax purposes, and $4,700,000 for state income tax purposes. These operating loss carryforwards expire at various dates from the years 2000 through 2011 for federal income tax purposes and the years 1998 through 2001 for state income tax purposes.

     Certain provisions of the Internal Revenue Code limit the annual utilization of net operating loss carryforwards if, over a three-year period, a greater than 50% change in ownership occurs. The Company believes that it did not exceed the 50% ownership change in the three-year period ending at year-end 1997 therefore as of year-end 1997 all net operating loss carryforwards are available to offset future taxable income.

(11) Retirement Savings Plan
     -----------------------
     Effective September 1, 1987, the Company established the Retirement Savings Plan (the `Plan`) under the provisions of Section 401 of the Internal Revenue Code. Employees, as defined in the Plan, are eligible to participate in the Plan after 30 days of employment. Under the terms of the Plan, the Company may match employee contributions under such method as described in the Plan and as determined each year by the Board of Directors. Through December 27, 1997, no employer matching contributions had been made to the Plan.

(12) Joint Venture
      -------------
     In February 1991, the Company formed a joint venture company, Metals Process Systems (`MPS`), headquartered in Boulogne, France, with Sopretac, a Vallourec Group Company, to market and license jointly-held technology for use with powdered metals to third parties. The Company contributed certain proprietary technology to the venture in exchange for a 49% equity position. The Company`s investment was recorded under the equity method. To date the Company`s investments in MPS have been written down to zero as the Company`s share of MPS` losses have exceeded its investment. In 1995 the Company contributed approximately $60,000 to MPS, which, based on CPS` share of MPS` losses, was also charged to operations in 1995. In 1996, CPS` equity interest was reduced to 1% based upon additional investment by Vallourec in MPS.

(13) Significant Customers and Export Sales
     --------------------------------------
     Significant customers in 1997, 1996, and 1995 were as follows:

                                   Significant    Significant
                                   Customer       Customer
     Year ended December 27, 1997  A		  63%
                                   B              11%
                                   C              10%

     Year ended December 28, 1996  A              56%
                                   B              16%
                                   C              13%

     Year ended December 30, 1995  A              27%
                                   C              21%
                                   D              11%

     Export sales were 1%, 0%, and 2% of total revenue in 1997, 1996, and 1995 respectively, and represented sales to Europe and Japan.

(14) Earnings Per Share
     ------------------
     SFAS 128, which now governs earnings per share computation, requires the following reconciliation of the basic and diluted EPS calculations.

                                   For the years ended
                         December 27     December 28     December 30
                             1997            1996            1995
                         -----------     -----------     -----------
Basic EPS Computation:
Numerator:
  Net income (loss)       $1,377,146       ($411,304)    ($1,107,521)

Denominator:
  Weighted average
  common shares
  outstanding              7,799,279       7,780,766       7,674,534

Basic EPS                      $0.18          ($0.05)         ($0.14)

Diluted EPS Computation:
Numerator:
  Net income (loss)       $1,377,146       ($411,304)    ($1,107,521)
  Interest on
    convertible debt        $186,489             ---             ---
                           ---------        --------      ----------
  Total net income (loss) $1,563,635       ($411,304)    ($1,107,521)

Denominator:
  Weighted average
    common shares
    outstanding            7,799,279       7,780,766       7,674,534
  Stock options              191,040             ---             ---
  Convertible debt         4,289,324             ---             ---
                          ----------       ---------       ---------
  Total Shares            12,279,643       7,780,766       7,674,534

Diluted EPS                    $0.13          ($0.05)         ($0.14)


(15) Subsequent Event
      ----------------
     As of April 9, 1998 the Company cured all conditions of default relating to convertible notes. On March 19, 1998 Convertible notes outstanding in the principal amount of $450,000 were converted by note holders into 900,000 shares of the Company`s Common Stock, and the Company paid accrued interest in full on these notes in cash. On April 9, 1998 Convertible notes outstanding in the principal amount of $920,000 were amended by agreement of note holders and the Company to establish a maturity date of January 15, 1999.