Form 10-Q
period 1998-03-28
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 1998-05-12
CIK 814676

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended March 28, 1998
                 or
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


Registrant`s Telephone Number, including Area Code:
(508) 222-0614

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
      [X] Yes             [ ]  No

             APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer`s classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of March
28, 1998:  8,736,426.

               CERAMICS PROCESS SYSTEMS CORPORATION

                           Form 10-Q

           For The Fiscal Quarter Ended March 28, 1998

                             Index



PART I:  FINANCIAL INFORMATION                               Page

         Item 1:  Consolidated Financial Statements             3

                  Consolidated Balance Sheets as of
                  March 28, 1998 and December 27, 1997          3

                  Consolidated Statements of Operations
                  for the fiscal quarters ended March 28,
                  1998 and March 29, 1997                       5

                  Consolidated Statements of Cash Flows
                  for the fiscal quarters ended March 28,
                  1998 and March 29, 1997                       6

                  Notes to Consolidated Financial
                  Statements                                    7


         Item 2:  Management`s Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                   10


PART II: OTHER INFORMATION

         Items 1-6                                             12


Signatures                                                     12

PART I  FINANCIAL INFORMATION

                   ITEM 1  FINANCIAL STATEMENTS

                 CERAMICS PROCESS SYSTEMS CORPORATION
                    Consolidated Balance Sheets

                                    March 28,       December 27,
                                       1998              1997
ASSETS                             ----------         ----------

Current assets:
  Cash and cash equivalents        $  529,026         $  561,166
  Trade receivables                   432,977            626,121
  Inventories                         385,847            123,325
  Prepaid expenses                     15,321             15,528
                                   ----------         ----------
     Total current assets           1,363,171          1,326,140
                                   ----------         ----------

Property and equipment:
  Production equipment              1,643,422          1,470,253
  Furniture and office equipment       71,724             70,404
                                   ----------         ----------
                                    1,715,146          1,540,657

  Less accumulated depreciation    (1,011,051)          (967,161)
                                   ----------         ----------
     Net property and equipment       704,095            573,496
                                   ----------         ----------
Deposits                                5,072              5,072
                                   ----------         ----------
Total assets                       $2,072,338         $1,904,708
                                   ==========         ==========

See accompanying notes to consolidated financial statements.

                  CERAMICS PROCESS SYSTEMS CORPORATION
                Consolidated Balance Sheets (continued)

LIABILITIES AND STOCKHOLDERS`         March 28,          December 27,
 DEFICIT                                1998                 1997
                                      ---------           -----------
Current liabilities:
 Accounts payable                  $    142,502          $    154,657
 Accrued expenses                       571,890               677,109
 Deferred revenue                       155,561               163,430
 Notes payable                          218,474               206,962
 Current portion of convertible
   notes payable:
          Related parties               260,000               260,000
          Other                       1,160,000             1,610,000
 Current portion of obligations
   under capital leases                  41,498                42,205
                                   ------------          ------------
Total current liabilities             2,549,925             3,114,363

Obligations under capital
  leases less current portion           160,840               172,114

Obligations under notes payable
  less current portion                   44,118               137,868
                                   ------------          ------------
Total liabilities                     2,754,883             3,424,345
                                   ------------          ------------
Stockholders` Deficit
Common stock, $0.01 par value.
Authorized 15,000,000 shares;
issued 8,736,426 shares at March
28, 1998 and 7,824,582 at
December 27, 1997                        87,364                78,246

Additional paid-in capital           30,907,846            30,464,833

Accumulated deficit                 (31,616,920)          (32,001,881)
                                   ------------          ------------
                                       (621,710)           (1,458,802)
Less treasury stock, at cost,
  22,883 common shares at March
  28, 1998 and December 27, 1997        (60,835)              (60,835)
                                   ------------          ------------
Total shareholders` deficit            (682,545)           (1,519,637)
                                   ------------          ------------
Total liabilities and
  stockholders` deficit            $  2,072,338          $  1,904,708
                                   ============          ============

See accompanying notes to consolidated financial statements.

                CERAMICS PROCESS SYSTEMS CORPORATION
                Consolidated Statements of Operations


                                    Fiscal Quarters Ended
                                March 28,           March 29,
                                  1998                1997
Revenue:                       ----------         -----------

Product sales                  $1,333,214         $   937,609
License agreements                      -                   -
                               ----------         -----------

Total revenue                  $1,333,214         $   937,609
                               ==========         ===========

Operating expenses:
  Cost of product sales           727,807             634,264
  Selling, general, and
   administrative                 157,957             129,933
                               ----------         -----------
Total operating expenses          885,764             764,197
                               ----------         -----------
Operating income                  447,450             173,412

Other income (expense), net       (54,633)            (64,969)

   Net income before taxes     $  392,817         $   108,443
                               ----------         -----------

Income taxes                        7,856                  --

   Net income                  $  384,961         $   108,443
                               ==========         ===========
Net income per
   basic common share          $     0.05         $      0.01
                               ----------         -----------

Weighted average number of
  basic common shares
  outstanding                   7,978,197           7,781,266
                               ==========         ===========

Net income per
  diluted common share         $     0.03         $      0.01
                               ----------         -----------
Weighted average number of
  diluted common shares
  outstanding                  11,658,621          12,247,964
                               ==========         ===========

See accompanying notes to consolidated financial statements.

                CERAMICS PROCESS SYSTEMS CORPORATION
                Consolidated Statements of Cash Flows

                                                Fiscal Quarters Ended
                                              March 28,    March 29,
                                                 1998         1997
                                              ---------    ---------
Cash flows from operating activities:
  Net income                                  $ 384,961     $ 108,443
  Adjustments to reconcile net income to
   cash provided by operating activities
     Depreciation                                34,741        26,400
     Amortization                                 9,150         6,347

   Changes in assets and liabilities:
     Accounts receivable, trade                 193,144       (94,218)
     Inventories                               (262,522)       72,168
     Prepaid expenses                               207        (8,624)
     Accounts payable                           (12,155)       43,742
     Accrued expenses                          (105,219)      (28,678)
     Deferred revenue                          (  7,869)     (174,440)
                                              ---------    ----------
       Net cash provided by (used in)
        operating activities                    234,438      ( 48,860)
                                              ---------    ----------
Cash flows from investing activities:
  Additions to property and equipment          (174,489)      (15,681)
                                              ---------    ----------
       Net cash used in
        investing activities                   (174,489)      (15,681)
                                              ---------    ----------
Cash flows from financing activities:
  Principal payments of capital lease
    obligations                                 (11,983)      ( 5,570)
  Proceeds from issuance of common stock          2,131
  Principal payments of notes payable
    obligations                                 (82,237)           --
                                              ---------     ---------
       Net cash used in
        financing activities                    (92,089)      ( 5,570)
                                              ---------     ---------

Net decrease in cash and
  cash equivalents                              (32,140)      (70,110)
Cash and cash equivalents at
  beginning of quarter                          561,166       113,331
                                              ---------    ----------
Cash and cash equivalents at
  end of quarter                              $ 529,026    $   43,221
                                              =========    ==========

See accompanying notes to consolidated financial statements.

               CERAMICS PROCESS SYSTEMS CORPORATION
            Notes to Consolidated Financial Statement
                          (Unaudited)

(1)  Nature of Business
------------------
     Ceramics Process Systems Corporation (the `Company` or `CPS`) serves the wireless communications, satellite communications, motor controller and other microelectronic markets by developing, manufacturing, and marketing advanced metal-matrix composite and ceramic components to house, interconnect and thermally manage microelectronic devices. The Company`s products are typically in the form of housings, packages, lids, substrates, thermal planes, or heat sinks, and are used in applications where thermal management and or weight are important considerations.

     The Company`s products are manufactured by proprietary processes the Company has developed including the QuicksetTM Injection Molding Process (`Quickset Process`) and the QuickCastTM Pressure Infiltration Process (`QuickCast Process`).

     The Company was incorporated on June 19, 1984.

(2)  Interim Consolidated Financial Statements
     -----------------------------------------
     As permitted by the rules of the Securities and Exchange
Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles.

     The accompanying financial statements for the fiscal quarters ended March 28, 1998 and March 29, 1997 are unaudited. In the opinion of management, the unaudited consolidated financial statements of CPS reflect all adjustments necessary to present fairly the financial position and results of operations for such periods.

      The consolidated financial statements include the accounts of CPS and its wholly-owned subsidiary, CPS Superconductor Corporation. All significant intercompany balances and transactions have been
eliminated.   The results of operations for interim periods are not
necessarily indicative of the results to be expected for the full year.

(3)  Net Income/Loss Per Common and Common Equivalent Share
------------------------------------------------------
     Basic EPS excludes the effect of any dilutive options, warrants or convertible securities and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed by dividing income available to common stockholders by the sum of the weighted average number of common shares and common share equivalents computed using the average market price for the period under the treasury stock method. All earnings per share amounts have been restated to conform with the SFAS 128 requirements.

     SFAS 128, which now governs earnings per share computation, requires the following reconciliation of the basic and diluted EPS calculations:

                                   For the periods ended
                                  March 28,       March 29,
                                    1998            1997
                                -----------     -----------
Basic EPS Computation:
Numerator:
  Net income                       $384,961        $108,443

Denominator:
  Weighted average
  common shares
  outstanding                     7,978,197       7,781,266

Basic EPS                             $0.05           $0.01

Diluted EPS Computation:
Numerator:
  Net income                       $384,961        $108,443
  Interest on
    convertible debt               $ 22,266          34,250
                                  ---------        --------
  Total net income                 $407,227        $142,693

Denominator:
  Weighted average common
    shares outstanding            7,978,197       7,781,266
  Stock options                     231,111         102,506
  Convertible debt                3,449,313       4,364,192
                                 ----------       ---------
  Total Shares                   11,658,621      12,247,964

Diluted EPS                           $0.03           $0.01

As of March 28, 1998 and March 29, 1997, the Company had 74,000 and 92,500 securities that were antidilutive, respectively.

(4) Newly Issued Accounting Changes
-------------------------------
     Financial Accounting Standards Board Statement No. 130 (`FAS 130`) `Reporting Comprehensive Income` is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. The Company intends to adopt the requirements of this pronouncement in its financial statements for the year ending December 26, 1998. FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-

PAGE <9>
purpose financial statements. FAS 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statement where the components of other comprehensive income are reported. The Company was not previously required to present comprehensive income or the components thereof in its financial statements under generally accepted accounting principles.

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

(5)  Inventory
     ---------
     Inventories consist of the following:

                             March 28,        December 27,
                               1998                1997
                             ---------          ----------

 Raw materials               $  64,819          $   11,097
 Work in process               321,028             112,228
 Finished goods                      -                   -
                             ---------          ----------
                             $ 385,847          $  123,325
                             =========          ==========

(6)  Accrued Expenses
     ----------------
     Accrued expenses consist of the following:

                             March 28,        December 27,
                               1998                1997
                             ---------          ----------
Accrued legal and
 accounting                  $  32,000          $   33,190
Accrued interest               377,565             526,294
Accrued payroll                 95,738             108,242
Due to landlord                 12,893              11,077
Accrued other                   53,694            (  1,694)
                             ---------          ----------
                             $ 571,890          $  677,109
                             =========          ==========

PAGE <10>
(7) Supplemental Cash Flow Information
----------------------------------
     In the first fiscal quarter of 1998, the Company paid interest in cash on notes payable in the amount of $204,319, including accrued interest of $160,542 on convertible notes with principal of $450,000 which were converted into common stock by the note holders on March 19, 1998. In the first fiscal quarter of 1998, the Company paid $5,595 interest on leases for production equipment.

(8) Subsequent Event
----------------
     As of the end of the first fiscal quarter of 1998, three convertible notes payable in the total principal amount of $1,420,000 were outstanding and in default. As of April 9, 1998 the Company had cured all conditions of default relating to convertible notes. On April 9, 1998, two convertible notes outstanding in the total principal amount of $920,000 were amended by agreement of note holders and the Company to establish a maturity date of January 15, 1999. The third convertible note outstanding in the principal amount of $500,000 has a maturity date of April 21, 2001.

     All three convertible notes payable outstanding are convertible into shares of the Company`s common stock at the option of the note holder at a rate of one share of the Company`s common stock for each $0.50 of unpaid principal and related interest. As of March 28, 1998, 3,493,842 shares of common stock were reserved for the conversion of principal and related interest of these convertible notes payable.


ITEM 2       MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

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

Financial Condition
-------------------
     Net income increased to $385 thousand from $108 thousand, a 256% increase, from the first fiscal quarter of 1997 to the first fiscal quarter of 1998. Revenues increased to $1,333 thousand from $938 thousand, a 42% increase over the same time period. The Company`s cash balance at March 28, 1998 and at December 27, 1997 was $529 thousand and $561 thousand, respectively.

PAGE <11>
     The improvement in the Company`s overall financial performance in the first fiscal quarter of 1998 versus the first fiscal quarter of 1997 was primarily the result of increased unit shipments of the Company`s metal-matrix composites for use in wireless telecommunication applications and improved gross margins.

     The Company financed its working capital requirements during the first fiscal quarter of 1998 with funds generated by operations. The Company expects it will continue to be able to fund its working capital requirements for the remainder of 1998 through operations.

     The Company`s entire operations are currently housed in a leased facility in Chartley, Massachusetts.

Results of Operations
---------------------
     The Company`s total revenue in the first fiscal quarter of 1998
was   $1,333 thousand, a 42% increase over revenue in the first fiscal quarter of 1997 of $938 thousand. Unit shipments increased 141%, reflecting an ongoing change in product mix from small prototyping runs to recurring production, and gross margins increased to 45% from 32% over the same period. Total operating expenses in the first fiscal quarter of 1998 were $886 thousand, a 16% increase over operating expenses in the first fiscal quarter of 1997 of $764 thousand.

     The growth in revenue in the first fiscal quarter of 1998 from the first fiscal quarter of 1997 was primarily due to increased unit shipments of the Company`s metal-matrix composites for use in wireless telecommunication applications. Customer demand increased while unit manufacturing costs declined, resulting in both revenue growth and improved profitability. The improvement in gross margins resulted from process improvements in the Company`s manufacturing operations and the spreading of fixed manufacturing costs over greater unit volume.

     The cumulative effect of these revenues and costs resulted in net income of $385 thousand, or $0.05 per basic common share, in the first fiscal quarter of 1998, versus net income of $108 thousand, or $0.01 per basic common share, in the first fiscal quarter of 1997.

Liquidity
---------
     The Company`s liquidity improved during the first quarter as debt was reduced and the Company continued to generate cash from operations. On March 19, 1998 convertible notes outstanding in the principal amount of $450 thousand were converted by note holders into 900,000 shares of the Company`s common stock. The Company paid accrued interest in full on these notes in cash.

     Inventory increased to $386 thousand at the end of the first fiscal quarter of 1998 from $123 thousand at December 27, 1997. Management believes the higher inventory level will allow the Company to better address weekly fluctuations in demand from a major customer to whom the company supplies several products on a just-in-time basis.

PAGE <12>

     Accounts Receivable decreased to $433 thousand at March 28, 1998 from $626 thousand at December 27, 1997. This change reflects fluctuations in timing of specific customer requirements, and, in the opinion of management, does not reflect any inherent seasonality in the business.

                              PART II OTHER INFORMATION

Item 1 through Item 5:         None


Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 10.1
Amendment To
10% Convertible Subordinated Notes Due June 30, 1995,
10% Convertible Subordinated Note Due January 31, 1996
And  10% Convertible Subordinated Notes Due April 24, 1996

Exhibit 10.2
Registration Rights Agreement

(b)  Reports on Form 8-K:   None


                            SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Ceramics Process Systems Corporation
                                          (Registrant)

Date:      May 11, 1998                 /s/Grant C. Bennett
                                        Grant C. Bennett
                                        President and Treasurer
                                        (Principal Executive
                                        Officer)