Form 10-Q
period 1998-06-27
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 1998-08-07
CIK 814676

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended June 27, 1998
                 or
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

             APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer`s classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of June 27, 1998:
12,284,303.

               CERAMICS PROCESS SYSTEMS CORPORATION

                           Form 10-Q

           For The Fiscal Quarter Ended June 27, 1998

                             Index



PART I:  FINANCIAL INFORMATION                               Page

         Item 1:  Consolidated Financial Statements             3

                  Consolidated Balance Sheets as of
                  June 27, 1998 and December 27, 1997           3

                  Consolidated Statements of Operations
                  for the fiscal quarters and six month
                  periods ended June 27, 1998 and
                  June 28, 1997                                 5

                  Consolidated Statements of Cash Flows
                  for the six month periods ended
                  June 27, 1998 and June 28, 1997               6

                  Notes to Consolidated Financial
                  Statements                                    7


         Item 2:  Management`s Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                   10


PART II: OTHER INFORMATION

         Items 1-6                                             12


Signatures                                                     12

PART I  FINANCIAL INFORMATION

                   ITEM 1  FINANCIAL STATEMENTS

                 CERAMICS PROCESS SYSTEMS CORPORATION
                    Consolidated Balance Sheets
                      (continued on next page)

                                        June 27,       December 27,
                                          1998              1997
ASSETS                                ----------         ----------

Current assets:
  Cash and cash equivalents           $1,073,532         $  561,166
  Trade receivables                      236,587            626,121
  Inventories                            541,479            123,325
  Prepaid expenses                        13,067             15,528
                                      ----------         ----------
     Total current assets              1,864,665          1,326,140
                                      ----------         ----------

Property and equipment:
  Production equipment                 1,713,191          1,470,253
  Furniture and office equipment          80,001             70,404
                                      ----------         ----------
                                       1,793,192          1,540,657

  Less accumulated depreciation       (1,054,941)          (967,161)
                                      ----------         ----------
     Net property and equipment          738,251            573,496
                                      ----------         ----------
Deposits                                   8,572              5,072
                                      ----------         ----------
Total assets                          $2,611,488         $1,904,708
                                      ==========         ==========

See accompanying notes to consolidated financial statements.

                  CERAMICS PROCESS SYSTEMS CORPORATION
                Consolidated Balance Sheets (continued)

 LIABILITIES AND STOCKHOLDERS` EQUITY (DEFICIT)
                                        June 27,        December 27,
                                          1998               1997
                                       ---------         -----------
Current liabilities:
 Accounts payable                     $  104,828       $    154,657
 Accrued expenses                        272,869            677,109
 Deferred revenue                        155,003            163,430
 Notes payable                                 -            206,962
 Convertible notes payable:
   Related parties                             -            260,000
   Other                                       -          1,610,000
 Current portion of obligations
   under capital leases                   44,518             42,205
                                    ------------       ------------
Total current liabilities                577,218          3,114,363

Obligations under capital
  leases less current portion            149,262            172,114

Notes payable less current portion             -            137,868
                                    ------------       ------------
Total liabilities                        726,480          3,424,345
                                    ------------       ------------
Stockholders` Equity (Deficit)
  Common stock, $0.01 par value.
  Authorized 15,000,000 shares;
  issued 12,307,186 shares at June
  27, 1998 and 7,824,582 at
  December 27, 1997                      123,072             78,246

Additional paid-in capital            32,655,329         30,464,833

Accumulated deficit                  (30,832,558)       (32,001,881)
                                    ------------       ------------
                                       1,945,843         (1,458,802)
Less treasury stock, at cost,
  22,883 common shares at June
  27,1998 and December 27, 1997          (60,835)           (60,835)
                                    ------------       ------------
Total stockholders` equity
  (deficit)                            1,885,008         (1,519,637)
                                    ------------       ------------
Total liabilities and
  stockholders` equity (deficit)    $  2,611,488       $  1,904,708
                                    ============       ============

See accompanying notes to consolidated financial statements.

                CERAMICS PROCESS SYSTEMS CORPORATION
                Consolidated Statements of Operations

                                    Fiscal                Six month
                                Quarters Ended          Periods Ended
                            June 27,     June 28,    June 27,    June 28,
                              1998         1997        1998        1997
Revenue:                   ----------  ----------  ----------  ----------

Product sales              $1,085,936  $  829,477  $2,419,149  $1,767,085
License revenue               740,750     155,333     740,750     155,333
                           ----------  ----------  ----------  ----------

Total revenue               1,826,686     984,810   3,159,899   1,922,418
                           ==========  ==========  ==========  ==========

Operating expenses:
  Cost of product sales       733,261     466,435   1,461,068   1,100,699
  Selling, general, and
   administrative             169,488     136,649     327,445     266,582
                           ----------  ----------  ----------  ----------
Total operating expenses      902,749     603,084   1,788,513   1,367,281
                           ----------  ----------  ----------  ----------
Operating income              923,937     381,726   1,371,386     555,137

Other income (expense), net   (49,677)    (58,829)   (104,310)   (123,797)

  Income before taxes         874,260     322,897   1,267,076     431,340
                           ----------  ----------  ----------  ----------

Income taxes                   89,897           -      97,753           -

   Net income              $  784,363  $  322,897  $1,169,323  $  431,340
                           ==========  ==========  ==========  ==========
Net income per
   basic common share      $     0.08  $     0.04  $     0.13  $     0.06
                           ----------  ----------  ----------  ----------

Weighted average number of
  basic common shares
  outstanding               9,496,117   7,782,582   8,721,231   7,781,844
                           ==========  ==========   =========   =========

Net income per
  diluted common share     $     0.07  $     0.03  $     0.10   $    0.04
                           ----------  ----------  -----------  ---------
Weighted average number of
  diluted common shares
  outstanding              12,310,768  12,550,713  12,503,427  12,442,785
                           ==========  ==========   =========  ==========

See accompanying notes to consolidated financial statements.

                CERAMICS PROCESS SYSTEMS CORPORATION
                Consolidated Statements of Cash Flows

                                              Six month period ended
                                               June 27,      June 28,
                                                 1998          1997
                                              ---------     ---------
Cash flows from operating activities:
  Net income                                 $1,169,323     $ 431,340
  Adjustments to reconcile net income to
   cash provided by operating activities
     Depreciation                                69,480        52,800
     Amortization                                18,300        12,695
     Loss (gain) on disposal of equipment             -        (1,550)

   Changes in assets and liabilities:
     Trade receivables                          389,534       (87,663)
     Inventories                               (418,154)      (11,212)
     Prepaid expenses                             2,461        (6,586)
     Accounts payable                           (49,829)       37,654
     Accrued expenses                           (42,282)       (2,003)
     Deferred revenue                            (8,427)     (138,320)
                                              ---------    ----------
       Net cash provided by
        operating activities                  1,130,406       287,155
                                              ---------    ----------
Cash flows from investing activities:
  Additions to property and equipment          (252,533)      (75,447)
  Proceeds from sales of
    property and equipment                            -         1,550
  Deposits                                       (3,500)          100
                                              ---------    ----------
       Net cash used in
        investing activities                   (256,033)      (73,797)
                                              ---------     ---------
Cash flows from financing activities:
  Principal payments of capital lease
    obligations                                 (20,541)      ( 9,893)
  Proceeds from issuance of common stock          3,364           327
  Principal payments of notes payable          (344,830)            -
                                              ---------     ---------
       Net cash used in
        financing activities                   (362,007)      ( 9,566)
                                              ---------     ---------
Net increase in cash and
  cash equivalents                              512,366       203,792
Cash and cash equivalents at
  beginning of period                           561,166       113,331
                                              ---------    ----------
Cash and cash equivalents at
  end of period                              $1,073,532     $ 317,123
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

     The accompanying financial statements for the fiscal quarters and six month periods ended June 27, 1998 and June 28, 1997 are unaudited. In the opinion of management, the unaudited consolidated financial statements of CPS reflect all adjustments necessary to present fairly the financial position and results of operations for such periods.

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

                                   Fiscal               Six month
                               Quarters Ended         Periods ended
                            June 27,     June 28,   June 27,   June 28,
                              1998         1997       1998       1997
                          -----------  ----------  ----------  ----------
Basic EPS Computation:
Numerator:
  Net income                 $784,363    $322,897  $1,169,323    $431,340

Denominator:
  Weighted average
  common shares
  outstanding               9,496,117   7,782,582   8,721,231   7,781,844

Basic EPS                       $0.08       $0.04       $0.13       $0.06

Diluted EPS Computation:
Numerator:
  Net income                 $784,363    $322,897  $1,169,323    $431,340
  Interest on
    convertible debt           42,027      46,750      87,290      93,500
                            ---------    --------   ---------   ---------
  Total net income           $826,390    $369,647  $1,256,613    $524,840

Denominator:
  Weighted average
    common shares
    outstanding             9,496,117   7,782,582   8,721,231   7,781,844
  Stock options               216,475     174,925     219,001     161,235
  Convertible debt          2,598,176   4,593,206   3,563,195   4,499,706
                           ----------   ---------  ----------  ----------
  Total Shares             12,310,768  12,550,713  12,503,427  12,442,785

Diluted EPS                     $0.07       $0.03       $0.10       $0.04

As of June 27, 1998 and June 28, 1997, the Company had 121,000 and 92,500 securities that were antidilutive, respectively.

(4) Newly Issued Accounting Changes
-------------------------------
     The Company has adopted Financial Accounting Standards Board Statement No. 130 (`FAS 130`) `Reporting Comprehensive Income` effective for fiscal years beginning after December 15, 1997. FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. FAS 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statement where the components of other comprehensive income are reported. The Company has no items of comprehensive income therefore net income is equal to comprehensive income.

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

     The Company does not believe that the implementation of FAS 131 will have a material impact on its financial statements.

(5)  Inventory
     ---------
     Inventories consist of the following:

                              June 27,        December 27,
                               1998                1997
                             ---------          ----------

 Raw materials               $ 155,435          $   11,097
 Work in process               386,044             112,228
 Finished goods                      -                   -
                             ---------          ----------
                             $ 541,479          $  123,325
                             =========          ==========

(6)  Accrued Expenses
     ----------------
     Accrued expenses consist of the following:

                              June 27,        December 27,
                               1998                1997
                             ---------          ----------
Accrued legal and
 accounting                  $  18,000          $   33,190
Accrued interest                     -             526,294
Accrued payroll                155,148             108,242
Accrued rent and utilities       9,676              11,077
Accrued other                   90,045            (  1,694)
                             ---------          ----------
                             $ 272,869          $  677,109
                             =========          ==========


(7) Supplemental Cash Flow Information
----------------------------------
     In the second fiscal quarter of 1998, the Company paid interest in cash on notes payable in the amount of $70,951 and interest on leases for production equipment in the amount of $5,322. In the second fiscal quarter of 1998, the Company issued 2,840,000 shares of common stock upon the conversion of the principal of convertible notes payable in the amount of $1,420,000 and 723,916 shares of common stock upon the conversion of accrued interest on convertible notes payable in the amount of $361,958.


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


Results of Operations
---------------------
     Net income increased to $784 thousand from $323 thousand, a 143% increase, in the second fiscal quarter of 1998 from the second fiscal quarter of 1997. Revenues increased to $1,827 thousand from $985 thousand, a 85% increase over the same time period. Revenue from product shipments in the second fiscal quarter of 1998 was $1,086 thousand, a 31% increase over revenue from product shipments in the second fiscal quarter of 1997 of $829 thousand.

     Revenue from licensing agreements was $741 thousand in the second fiscal quarter of 1998 compared to $155 thousand in the second fiscal quarter of 1997, a 378% increase. The increase in licensing revenue was a result of receipt of licensing fees from a licensing agreement the Company entered into during the second fiscal quarter of 1998 with Hitachi Metals, Ltd. of Tokyo, Japan. The key terms of the licensing agreement are: 1) the Company licensed Hitachi Metals to use the Company`s proprietary technology to produce metal matrix composites in Japan, and to sell metal matrix composites world-wide except in the United States of America, 2) the Company and Hitachi Metals will share with each other future improvements they develop in the Company`s proprietary technology and in related manufacturing technology, and 3) the Company will receive royalties based on the sales of metal matrix products by Hitachi Metals. Management believes this agreement will benefit the Company by accelerating the further development of the Company`s proprietary technology and related manufacturing technology for metal matrix composites.

     Although the Company believes it will receive royalty payments from certain existing licensees in the future, the Company`s primary focus is in manufacturing and selling metal matrix composites; selling of additional licenses is not a focus of management.

     Total operating expenses in the second fiscal quarter of 1998 were $903 thousand, a 50% increase over operating expenses in the second fiscal quarter of 1997 of $603 thousand. Cost of sales increased 57% while selling, general and administrative expenses increased 24% over the same period. Unit shipments increased 56% over the same period, reflecting an ongoing change in product mix from small prototyping runs to recurring production.

     Gross margins on product sales in the second fiscal quarter of 1998 averaged 32% compared to 44% in the second fiscal quarter of 1997. Gross margins for the second fiscal quarter of 1998 were negatively affected by the decision in late May of a major customer to reduce inventories. This decision resulted in reduced shipments of the Company`s products to that customer in June, which reduced gross margins for the quarter as overhead expenses were spread over a smaller production base. Management believes this customer`s decision to reduce inventory will continue to negatively affect shipments by the Company to this customer throughout at least the first half of the third quarter. During the second fiscal quarter of 1998 the Company hired personnel in both manufacturing and sales functions; management believes the additional personnel are needed to continue growth.

    	Income taxes in the second fiscal quarter of 1998 were $90 thousand compared to $0 in the second fiscal quarter of 1997. The increase is primarily attributable to Japanese withholding taxes paid in connection with the licensing agreement described above.

     The cumulative effect of these revenues and costs resulted in net income of $784 thousand, or $0.08 per basic common share, in the second fiscal quarter of 1998, versus net income of $323 thousand, or $0.04 per basic common share, in the second fiscal quarter of 1997.


Liquidity
---------
     The Company`s liquidity in the second fiscal quarter of 1998 was primarily affected by three developments: 1) elimination of debt as note holders converted the Company`s subordinated convertible notes into common stock and the Company retired all nonconvertible debt by making payment of principal and accrued interest in full, 2) receipt of certain licensing revenues, and 3) increased shipments of the Company`s metal matrix composites. The Company`s cash balance at June 27, 1998 was $1,074 thousand compared to $561 thousand at December 27, 1997. The Company`s current ratio (current assets divided by current liabilities) was 3.23 at June 27, 1998, compared to 0.43 at December 27, 1997.

     In 1994 the Company issued subordinated notes convertible into the Company`s common stock at the note holders` option at a conversion rate of $0.50 of note principal and accrued interest per common share. A total of 4,463,916 shares of common stock were issued to noteholders upon conversion of the notes in the first two fiscal quarters of 1998. The total number of shares of common stock outstanding after conversion of all convertible debt is 12,284,303, excluding 22,883 treasury shares. In addition, the Company retired $620,100 of debt principal and accrued interest during the first two fiscal quarters of 1998 using funds generated from operations. Although to the Company`s knowledge the former noteholders do not have immediate plans to sell stock issued upon conversion, pursuant to terms of the original note purchase agreement the Company will shortly file a registration statement with the Securities and Exchange Commission to register these shares.

     Inventories increased to $541 thousand at June 27, 1998 from $123 thousand at December 27, 1997. Raw material inventory increased to $155 thousand from $11 thousand, and work in process inventory increased to $386 thousand from $112 thousand over the same period. Management believes the increase in raw material inventory is appropriate to support the increased production volume. Work in process inventory increased primarily as a result of a major customer`s decision to reduce their inventory.

     Accounts Receivable decreased to $237 thousand at June 27, 1998 from $626 thousand at December 27, 1997. This change resulted from fluctuations in timing of specific customer requirements, and, in the opinion of management, does not reflect any inherent seasonality in the business.

     The Company financed its working capital requirements during the second fiscal quarter of 1998 with funds generated by operations. The Company expects it will continue to be able to fund its working capital requirements for the remainder of 1998 through operations.



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


                            Ceramics Process Systems Corporation
                                          (Registrant)

Date: 	August 7, 1998              /s/Grant C. Bennett
                                        Grant C. Bennett
                                        President and Treasurer
                                        (Principal Executive
                                        Officer)