Form 10-Q
period 1998-09-26
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 1998-11-12
CIK 814676

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                         FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended September 26, 1998
                 or
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

             APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of October 21, 1998: 12,307,186

               CERAMICS PROCESS SYSTEMS CORPORATION


                           Form 10-Q

           For The Fiscal Quarter Ended September 26, 1998

                             Index



PART I:  FINANCIAL INFORMATION                               Page

         Item 1:  Consolidated Financial Statements          3-9

                  Consolidated Balance Sheets as of
                  September 26, 1998 and December 27, 1997   3-4

                  Consolidated Statements of Operations
                  for the fiscal quarters and nine-month
                  periods ended September 26, 1998 and
                  September 27, 1997                           5

                  Consolidated Statements of Cash Flows
                  for the nine-month periods ended September
                  26, 1998 and September 27, 1997              6

                  Notes to Consolidated Financial
                  Statements                                 7-9


         Item 2:  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                               10-11


PART II: OTHER INFORMATION

         Items 1-6                                            13


Signatures                                                    14

PART I  FINANCIAL INFORMATION

                   ITEM 1  FINANCIAL STATEMENTS

                CERAMICS PROCESS SYSTEMS CORPORATION
                    Consolidated Balance Sheets


                                 September 26,       December 27,
                                         1998               1997
                                 ------------        -----------
ASSETS

Current Assets:
  Cash                             $1,000,196         $  561,166
  Accounts receivable                 789,205            626,121
  Inventories                         307,553            123,325
  Prepaid expenses                      7,884             15,528
  Prepaid assets                        9,772              5,072
                                   ----------         ----------
     Total current assets          $2,114,610          1,331,212
                                   ----------         ----------

Property and equipment:
  Production equipment              1,540,339          1,470,253
  Furniture and office equipment      124,582             70,404
                                   ----------         ----------
                                    1,664,921          1,540,657
  Less accumulated depreciation
     and amortization                (952,384)          (967,161)
                                   ----------         ----------
     Net property and equipment    $  712,537            573,496
                                   ----------         ----------
Total Assets                       $2,827,147         $1,904,708
                                   ==========         ==========



See accompanying notes to consolidated financial statements.

                 CERAMICS PROCESS SYSTEMS CORPORATION
                Consolidated Balance Sheets (continued)

                                   September 26,          December 27,
                                           1998                  1997
                                   ------------           -----------
LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)

Current liabilities:
 Accounts payable                  $    107,055          $    154,657
 Accrued expenses                       138,638               677,109
 Deferred revenue                       147,347               163,430
 Notes payable                                -               206,962
 Current portion of convertible
   notes payable:
          Related parties                     -               260,000
          Other                               -             1,610,000
 Current portion of obligations
   under capital leases                  45,722                42,205
                                   ------------          ------------
Total current liabilities               438,762             3,114,363

Notes payable, less current portion           -               137,868
Obligations under capital
  leases less current portion           137,369               172,114
                                   ------------          ------------
Total Liabilities                       576,131             3,424,345
                                   ------------          ------------
Stockholders' Equity (Deficit)
Common stock, $0.01 par value.
  Authorized 15,000,000 shares;
  issued 12,307,186 shares at September
  26, 1998 and 7,824,528 shares
  at December 27, 1997                  123,072                78,246

Additional paid-in capital           32,655,329            30,464,833

Accumulated deficit                 (30,466,550)          (32,001,881)
                                   ------------          ------------
                                      2,311,851           (1,458,802)
Less treasury stock, at cost,
  22,883 common shares at September
  27, 1997 and December 28, 1996        (60,835)              (60,835)
                                   ------------          ------------
Total stockholders' equity
  (deficit)                           2,251,016           (1,519,637)
                                   ------------          ------------
Total Liabilities and
  Stockholders' Equity
  (Deficit)                        $  2,827,147          $  1,904,708
                                   ============          ============

See accompanying notes to consolidated financial statements.

                CERAMICS PROCESS SYSTEMS CORPORATION
                Consolidated Statements of Operations

                            Fiscal Quarters Ended  Nine-Month Periods Ended
                           Sept. 26,     Sept. 27,    Sept. 26,    Sept. 27,
                               1998          1997         1998         1997
Revenue:                 ----------   -----------   ----------    ---------

Product sales           $ 1,260,767   $ 1,084,960  $ 3,679,916  $ 2,852,046
License agreements                -       130,333      740,750      285,667
                         ----------   -----------   ----------    ---------
Total revenue             1,260,767     1,215,293    4,420,666    3,137,713
                         ==========   ===========   ==========   ==========

Operating expenses:
  Cost of sales             798,503       607,137    2,259,571    1,707,839
  Selling, general, and
   administrative           162,961       121,287      486,163      387,865
                         ----------   -----------   ----------   ----------
Total operating expenses    961,464       728,424    2,745,734    2,095,704
                         ----------   -----------   ----------   ----------
Operating income            299,303       486,869    1,674,932    1,042,009

Other income (exp.), net     96,978       (52,328)     (11,575)    (176,125)

Income before taxes         396,281       434,541    1,663,357      865,884
                           ----------  ----------   ----------   ----------

Income taxes                 30,274             -      128,027            -

   Net income            $  366,007    $  434,541   $1,535,330   $  865,884
                         ==========    ==========   ==========   ==========
Net income per
   basic common share   $      0.03    $     0.05   $     0.15   $     0.11
                         ----------    ----------   ----------   ----------

Weighted average number
   of basic common
   shares outstanding    12,307,186     8,079,585    9,916,550    8,084,907
                         ==========    ==========   ==========   ==========

Net income per
   diluted common share  $     0.03     $     0.04   $    0.13    $    0.08
                         ----------     ----------   ---------    ---------
Weighted average number
   of diluted common
   shares outstanding    12,506,198     12,938,206  12,729,075   12,820,926
                         ==========     ==========  ==========   ==========

See accompanying notes to consolidated financial statements.

                CERAMICS PROCESS SYSTEMS CORPORATION
                Consolidated Statements of Cash Flows

                                              Nine-Month Periods Ended
                                               Sept. 26,     Sept. 27,
                                                   1998          1997
                                              ---------      --------
Cash flows from operating activities:
  Net income                                 $1,535,330     $ 865,884
  Adjustments to reconcile net income
   to cash provided by (used in)
   operating activities:
     Depreciation and Amortization              134,579        98,242
     (gain) on disposal of equipment            (53,000)       (1,610)
Changes in assets and liabilities:
     Accounts receivable, trade                (115,084)     (215,955)
     Inventories                               (184,228)        9,524
     Prepaid expenses                             7,644       (6,102)
     Other current assets                        (4,700)             -
     Accounts payable                           (47,601)      107,184
     Accrued expenses                          (176,513)     (218,430)
     Deferred revenue                           (16,083)      (85,654)
                                              ---------      --------
       Net cash provided by
        operating activities                   1,080,344       553,083
                                              ---------      --------
Cash flows from investing activities:
  Additions to property and equipment          (273,619)     (195,942)
  Disposal of property and equipment              5,000         1,610
  Deposits                                            -        (4,506)
                                               ---------     --------
    Net cash (used in) investing
     activities                                 (268,619)     (198,838)
                                               ---------     --------
Cash flows from financing activities:
  Principal capital lease obligations           (31,229)       47,199
  Principal payments of Notes Payable          (344,830)      (54,664)
  Proceeds from issuance of common stock          3,364         3,927
                                              ---------      --------
    Net cash provided by (used in)
      financing activities                     (372,695)       (3,538)
                                              ---------      --------

Net increase in cash                            439,030       350,707
Cash at beginning of period                     561,166       113,331
                                              ---------     ---------
Cash at end of period                        $1,000,196     $ 464,038
                                              =========     =========

See accompanying notes to consolidated financial statements.

               CERAMICS PROCESS SYSTEMS CORPORATION
            Notes to Consolidated Financial Statement
                          (Unaudited)

(1)  Nature of Business
------------------
     Ceramics Process Systems Corporation (the `Company` or `CPS`) serves the wireless communications, satellite communications, motor controller and other microelectronic markets by developing, manufacturing, and marketing advanced metal-matrix composite and ceramic components to house, interconnect and thermally manage microelectronic devices. The Company`s products are typically in the form of housings, packages, lids, substrates, thermal planes and heat sinks, and are used in applications where thermal management and or weight are important considerations.

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

     The accompanying financial statements for the fiscal quarters and nine month periods ended September 26, 1998 and September 27, 1997 are unaudited. In the opinion of management, the unaudited consolidated financial statements of CPS reflect all adjustments necessary to present fairly the financial position and results of operations for such periods.

      The consolidated financial statements include the accounts of CPS and its wholly-owned subsidiary, CPS Superconductor Corporation. All ignificant
intercompany balances and transactions have been eliminated.   The results
of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

                                  Fiscal               Nine month
                               Quarters Ended         Periods ended
                            Sept. 26,   Sept. 27,   Sept. 26,  Sept. 27,
                               1998        1997        1998       1997
                          -----------  ----------  ----------  ----------
Basic EPS Computation:
Numerator:
  Net income                 $366,007    $434,541  $1,535,330    $865,884

Denominator:
  Weighted average
  common shares
  outstanding              12,307,186   8,079,585   9,916,550   8,084,907

Basic EPS                       $0.03       $0.05       $0.15       $0.11

Diluted EPS Computation:
Numerator:
  Net income                 $366,007    $434,541  $1,535,330    $865,884
  Interest on
    convertible debt                0      56,293      87,290     103,043
                            ---------    --------   ---------   ---------
  Total net income           $366,007    $490,834  $1,622,620    $968,927

Denominator:
  Weighted average
    common shares
    outstanding            12,307,186   8,079,585   9,916,550   8,084,907
  Stock options               199,012     190,739     214,349     161,637
  Convertible debt                  0   4,667,882   2,598,176   4,574,382
                           ----------   ---------  ----------  ----------
  Total Shares             12,506,198  12,938,206  12,729,075  12,820,926

Diluted EPS                     $0.03       $0.04       $0.13       $0.08

(4) Newly Issued Accounting Changes
-------------------------------
     The Company has adopted Financial Accounting Standards Board Statement No. 130 (`FAS 130`) `Reporting Comprehensive Income` effective for fiscal years beginning after December 15, 1997. FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. FAS 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statement where the components of other comprehensive income are reported. The Company has no items of comprehensive income, and therefore net income is equal to comprehensive income.

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

(5)  Inventory
     ---------
     Inventories consist of the following:

                          September 26,        December 27,
                               1998                1997
                             ---------          ----------

 Raw materials               $ 137,504          $   11,097
 Work in process               170,049             112,228
                             ---------          ----------
                             $ 307,553          $  123,325
                             =========          ==========

(6)  Accrued Expenses
     ----------------
     Accrued expenses consist of the following:

                          September 26,        December 27,
                               1998                1997
                             ---------          ----------
Accrued legal and
 accounting                  $  22,500          $   33,190
Accrued interest                     -             526,294
Accrued payroll                 79,885             108,242
Accrued rent and utilities       9,451              11,077
Accrued other                   26,801            (  1,694)
                             ---------          ----------
                             $ 138,637          $  677,109
                             =========          ==========

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

Results of Operations - Third Fiscal Quarter of 1998 Compared to Third Fiscal Quarter of 1997
----------------------

	Total revenue increased 4% in Q3 1998 compared to Q3 1997. Revenue from product sales increased 16% in Q3 1998 compared to Q3 1997. No revenue was earned from license agreements in Q3 1998 compared to revenue from license agreements of $130 thousand earned in Q3 1997.

	The growth in product revenue in Q3 1998 compared to Q3 1997 was primarily due to increased shipments of the Company's metal-matrix composites for use in wireless telecommunication applications. Unit shipments in Q3 1998 were 26% higher than unit shipments in Q3 1997, and 15% higher than unit shipments in Q2 1998.

     Total operating expenses in Q3 1998 were $961 thousand, a 32% increase over operating expenses of $728 thousand in Q3 1997. Of the $233 thousand increase in operating expenses in Q3 1998 compared to the Q3 1997, $192 thousand related to cost of sales and $41 thousand related to selling, general and administrative expenses.

     Gross margins for Q3 1998 were negatively affected by the decision in late May of a major customer to reduce inventories. This decision resulted in reduced shipments of the Company`s products to that customer in June, July and part of August, which reduced gross margins for the quarter as overhead expenses were spread over a smaller production base. In addition, no revenue from licence agreements was earned in Q3 1998 whereas revenue of $130 thousand was earned from license agreements in Q3 1997.

     Income taxes in Q3 1998 were $30 thousand compared to $0 in Q3 1997.

     The cumulative effect of these revenues and costs resulted in net income of $366 thousand, or $0.03 per basic share, $0.03 per diluted share, in Q3 1998, compared to net income of $435 thousand, or $0.05 per basic share, $0.04 per diluted share in the Q3 1997.

Results of Operations - First Nine Months of 1998 Compared to First Nine Months of 1997
--------------

	Total revenue increased 41% in the first nine months of 1998 compared to the first nine months of 1997. Revenue from product sales increased 29% in the first nine months of 1998 compared to the first nine months of 1997. Revenue from license agreements increased 159% in the first nine months of 1998 compared to the first nine months of 1997.

	The growth in product revenue in the first nine months of 1998 compared to the first nine months of 1997 was primarily due to increased shipments of the Company's metal-matrix composites for use in wireless telecommunication applications. Unit shipments in the first nine months of 1998 were 65% higher than unit shipments in the first nine months of 1997.

     Total operating expenses in the first nine months of 1998 were $2.75 million, a 31% increase over operating expenses of $2.10 million in the first nine months of 1997. The increase in operating expenses is primarily attributable to the increased unit shipments, and additional personnel in
sales and marketing.   Of the $650 thousand increase in operating expenses
in the first nine months of 1998 compared to the first nine months of 1997, $552 thousand related to cost of sales and $98 thousand related to selling, general and administrative expenses.

     Gross margins on product sales for the first nine months of 1998 were 39% compared to 40% for the first nine months of 1997. Gross margins on product sales in Q1 1998 were higher than Q1 1997 as a result of higher unit volumes, however, gross margins on product sales in Q2 and Q3 1998 were lower than Q2 and Q3 1997 due to the decision in late May of a major customer to reduce inventories which resulted in lower than planned shipments of the Company`s products to that customer in June, July and part of August, increasing unit costs as as overhead expenses were spread over a smaller production base.

     Income taxes in the first nine months of 1998 were $128 thousand compared to $0 in the first nine months of 1997.

     The cumulative effect of these revenues and costs resulted in net income of $1,535 thousand, or $0.15 per basic share, $0.13 per diluted share, in the first nine months of 1998, compared to net income of $865 thousand, or $0.11 per basic share, $0.08 per diluted share in the first nine months of 1997.

Financial Condition
-------------------
     The Company`s financial condition and liquidity improved as of the end of Q3 1998 compared to year-end 1997 as a result 1) operations generating cash, 2) elimination of debt in Q1 and Q2 1998 as note holders converted the Company`s subordinated convertible notes into common stock and the Company retired all nonconvertible debt by making payment of principal and accrued interest in full, and 3) receipt of licensing revenues.

     The Company`s cash balance at September 26, 1998 was $1,000 thousand compared to $561 thousand at December 27, 1997.

     Inventories increased to $307 thousand at September 26, 1998 from $123 thousand at December 27, 1997. Raw material inventory increased to $138 thousand from $11 thousand, and work in process inventory increased to $170 thousand from $112 thousand over the same period. Management believes the increase in raw material inventory and work in process inventory is appropriate to support the increased production volume.

     Accounts Receivable increased to $789 thousand at September 27, 1998 from $626 thousand at December 27, 1997. This change resulted from fluctuations in timing of specific customer requirements, and, in the opinion of management, does not reflect any inherent seasonality in the business.

     The Company financed its working capital requirements during the third fiscal quarter of 1998 with funds generated by operations. Management considers cash flow from operations and available cash to be adequate to meet its working capital requirements for the for the foreseeable future.

Year 2000 Issue
---------------
     The Company has identified three areas of possible exposure to Year 2000 problems: 1) Application programs (financial, CAD/CAM and management information programs) used by the company, 2) Embedded programs in production and analytical equipment used by the Company, and 3) Programs used by vendors, customers and other third parties with whom the Companies does business.

     The Company has completed an assessment of its exposure in each of these three areas and has developed a plan and timetable to address issues identified. The assessment indicated the area of greatest risk is the area of application programs. In the process of addressing the Year 2000 issue, the Company has concurrently sought to upgrade certain computer systems to provide greater functionality. In the first nine months of 1998, the Company purchased and installed new financial, accounting, and selected manufacturing computer systems which are Year 2000 compliant and which provide greater functionality. For the application programs which the Company does not intend to replace but which are not currently Year 2000 compliant, the Company has identified patches and upgrades which the company will be implementing through the first half of 1999.

     Regarding the second area, the Company is testing production and analytical equipment one machine at a time to determine where Year 2000 problems exist, and to implement upgrades and or manual workarounds for problems identified. The Company's timetable calls for completion of this process by the end of the first half of 1999. If upgrades or manual workarounds are not possible for certain equipment, the Company believes it can replace the capital equipment in an orderly manner without disrupting production. The Company does not currently believe any capital equipment will need to be replaced, but there is no guarantee this will be the case. The Company does not believe the cost of upgrades and or manual workarounds will be material, but there is no guarantee this will be the case.

     Regarding the third area, the Company is interviewing vendors and customers to determine their exposure to Year 2000 issues. The Company has not yet established a contingency plan in the event of noncompliance by its customers and vendors.

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


                            Ceramics Process Systems Corporation
                                          (Registrant)

Date: 	November 10, 1998           /s/Grant C. Bennett
                                        Grant C. Bennett
                                        President and Treasurer
                                        (Principal Executive
                                        Officer)