Form 10-K
period 1998-12-26
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 1999-04-06
CIK 814676

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 26, 1998
-------------------------------------------
                                   or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the transition period from to
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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant`s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was $6,430,925 based on the average of the reported closing bid and asked prices for the Common Stock on March 1, 1999 as reported on the OTC Bulletin Board.

Number of shares of Common Stock outstanding as of March 1, 1999: 12,285,969 shares.

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

     Although the Company`s focus is in microelectronics markets, the Company participates in other markets through licensing its technology to corporations who manufacture and sell products in other markets. In fiscal 1998, 86.7% of the Company's total revenue was derived from manufactured products and 13.3% from licensing fees, in fiscal 1997 91.5% of the Company`s total revenue was derived from manufactured products and 8.5% from licensing fees and in fiscal 1996, 96% of the Company`s total revenue was derived from manufactured products and 4% from licensing fees.

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

     In fiscal 1998, the Company's three largest customers accounted for 72%, 13%, and 6% of total revenues, respectively. In fiscal 1997, these same companies accounted for 56%, 9%, and 9% of total revenues. In fiscal 1998, 94% of the Company`s total revenues were from commercial business, and 6% were from defense-related business.

Strategic Partnerships In Other Market Areas
--------------------------------------------
     In addition to its primary focus in microelectronics markets, the Company participates in other markets through licensing its technology to corporations who manufacture and sell products in these other markets.

     In 1991, CPS and Sopretac, a subsidiary of Vallourec of Boulogne, France, established a joint venture, Metals Process Systems (`MPS`), to market on a worldwide basis licenses to use the Quickset Process for metal injection molding. At December 30, 1995 the Company owned 40% of the voting stock in MPS (see Patents and Trade Secrets), and Sopretac owned 60%. In 1996, the Company`s ownership interest in MPS was reduced to less than 1%, based on additional investment in MPS by Sopretac. The Company accounted for its investment in MPS under the equity method and did not recognize any income or dividends from the joint venture in 1998.

Research and Development
------------------------
     The Company continues to perform product development under prototype manufacturing agreements with customers. The Company had no externally funded collaborative research and development agreements in 1998, 1997, or 1996.

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

Patents and Trade Secrets
-------------------------
     As of December 26, 1998 the Company had 11 United States patents.
The Company also has several international patents covering the same subject matter as the U.S. patents. The Company`s licensees have rights to use certain patents as defined in their respective license agreements. The Company has granted co-ownership of five of its patents and licensing rights to MPS in exchange for its equity ownership in MPS. Under terms of the agreement, MPS has the exclusive right to use such patents in the area of metal powders and the Company has the exclusive right to use such patents in all other areas, provided, however, that MPS has granted to the Company a non-exclusive license to use the patents in the area of metal powders.

     The Company intends to continue to apply for domestic and foreign patent protection in appropriate cases. In other cases, the Company believes it may be better served by reliance on trade secret protection. In all cases, the Company intends to seek protection for its technological developments to preserve its competitive position.

Backlog and Contracts
---------------------
     As of December 26, 1998, the Company had a product backlog of $1.27 million compared with a product backlog of $2.07 million at December 27, 1997. The Company shipped 100% of the year-end 1997 product backlog in 1998.

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

Employees
---------
     As of December 26, 1998, the Company and its wholly-owned subsidiary, CPS Superconductor Corporation (`CPSS`), had 40 full-time employees, of whom 35 were engaged in manufacturing and engineering, and 5 in sales and administration. The Company also employs temporary employees as needed to support production and program requirements.

     None of the Company`s employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be excellent.

Item 2.  Properties.

     The Company's corporate headquarters, manufacturing operations, engineering activities, and research and development laboratories to a leased facility in Chartley, Massachusetts. The Company is operating at the Chartley facility as a tenant-at-will.

     The Company`s rental expense for operating leases was $82 thousand, $68 thousand and $68 thousand in 1998, 1997 and 1996, respectively.

Item 3.  Legal Proceedings.

     The Company is not a party to any litigation which could have a material adverse effect on the Company or its business and is not aware of any pending or threatened material litigation against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 26, 1998.

Part II
------------------------------------------------------------------
Item 5.  Market for Registrant`s Common Stock and Related
Stockholder Matters

     On December 26, 1998, the Company had 836 shareholders. The high and low closing bid prices of the Company`s common stock for each quarter during the years ended December 26, 1998 and December 27, 1997 are shown below.

                                1998                1997
                          ---------------      --------------
                          High       Low       High       Low
                          ----       ----      ----      ----
1st Quarter               $2.71      $2.00     $0.50    $0.31
2nd Quarter               $2.62      $1.38     $0.87    $0.34
3rd Quarter               $1.96      $1.25     $1.50    $0.62
4th Quarter               $1.53      $1.25     $2.62    $1.38

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


SELECTED CONSOLIDATED FINANCIAL DATA

For the Fiscal Year:           1998      1997      1996      1995      1994
---------------------------------------------------------------------------
Summary of Operations
---------------------
Revenue                      $5,525    $4,589    $2,007    $1,387    $1,192
Operating Expenses            3,722     2,993     2,201     2,221     3,071
                             ------    ------    ------    ------    ------
Operating Income (Loss)       1,803     1,596     (194)     (834)   (1,879)
Net Other Income (Expense)    (131)     (219)     (217)     (274)      (38)
                             ------    ------    ------    ------    ------
Net Income (Loss)            $1,672  $ 1,377   $  (411)  $(1,108)  $(1,917)
                             ======    ======    ======    ======    ======
Net Income (Loss) Per
  Basic Common Share         $ 0.16   $  0.18   $ (0.05)  $ (0.14)  $(0.25)
                             ======    ======    ======    ======    ======
Weighted Average Basic
  Number of Common Shares
  Outstanding                10,566     7,799     7,781     7,675     7,581
                             ======    ======    ======    ======    ======
Net Income (Loss) Per
  Diluted Common Share       $ 0.14   $  0.13   $ (0.05)  $ (0.14)  $(0.25)
                             ======    ======    ======    ======    ======
Weighted Average Diluted
  Number of Common Shares
  Outstanding                12,547    12,280     7,781     7,675     7,581
                             ======    ======    ======    ======    ======
--------------------------------------------------------------------------
Year-end Position
-----------------

Working Capital (Deficit)    $1,782   $(1,788)  $(3,200)  $(2,736)  $ (165)

Total Assets                  2,984     1,905       795       526       932

Long-term Obligations           125       310        88       -       1,620

Stockholders' Equity
  (Deficit)                  $2,389   $(1,520)  $(2,905)  $(2,493) $(1,458)


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

Results of Operations
---------------------

Revenue
-------
     Total revenue increased $936 thousand or 20% to $5.52 million in 1998 from $4.59 million in 1997. Total revenue of $4.59 million in 1997 reflects an increase of $2.58 million or 128% over total revenue of $2.01 million in 1996. The increase in revenue from 1997 to 1998 is due to increased customer demand resulting in an increase in product shipments of $590 thousand, and increased revenues from licensing activities of $347 thousand. The increase in revenue from 1996 to 1997 is primarily the result of a shift in product sales mix from small prototyping runs to recurring production of several products. Because metal-matrix composites are relatively new materials, the Company`s customers often take one to three years to evaluate prototypes and modify their designs to take advantage of the benefits metal-matrix composites offer before purchasing production quantities. In 1997, several products, primarily for wireless communications applications, made this transition from prototyping quantities to production quantities.

Operating Costs
---------------
     Total operating costs were $3.7 million, $3.0 million, and $2.2 million for the fiscal years 1998, 1997, and 1996, respectively.

     Cost of sales for the years 1998, 1997, and 1996 were $3.0 million $2.5 million, and $1.7 million, respectively. Selling, general and administrative costs were $0.7 million, $0.5 million, and $0.5 million for these same years, respectively.

     The $0.5 million increase in cost of sales in 1998 versus 1997 is attributable to higher sales volume in 1998. The $0.8 million increase in cost of sales in 1997 versus 1996 is attributable to higher sales volume in 1997. Unit shipments in 1997 were 337% higher than unit shipments in 1996 while cost of sales increased only 47%, reflecting a shift in mix from small prototyping runs to recurring production of several products.

     Gross margins on product revenue declined to 37% in 1998 from 41% in 1997 primarily due to increased manufacturing overhead expenses the Company believes are needed to support future growth. Gross margins increased to 41% in 1997 from 12% in 1996 as more products entered into recurring production and manufacturing efficiencies improved as processes operated on a consistent daily basis, labor content per part declined as capital equipment was installed, and the cost of raw materials per unit shipped declined as the Company took advantage of reductions in vendors` prices as a result of higher quantity usage.

     The 1998 selling, general and administrative expenses of $685 increased 33% from 1997 selling, general and administrative expenses of $517 primarily as a result of increased salary and travel expense. The Company added personnel in the sales function in 1998 and the Company expects to continue to increase headcount in the sales function as it expends greater efforts on building it's customer base. Selling, general and administrative expenses of $0.5 million were consistent from 1997 to 1996.

     The Company continues to perform product development under prototype manufacturing agreements with customers. The Company had no externally funded collaborative research and development agreements in 1998, 1997 or 1996

Net Other Expenses
------------------
     The Company had net other expenses of $0, $219 thousand and $217 thousand for the fiscal years 1998, 1997 and 1996 respectively. The decrease in net other expense in 1998 compared to 1997 is primarily due to reduced interest expense as a result of extinguishing debt or conversion of debt to equity in 1998. Additionally, interest income increased due to higher cash balances. Net other expenses were similar in amount in 1997 and 1996, and were primarily interest expense.

Income Taxes
------------
     The Company's Federal income taxes expense in 1998 was $57,126 which includes alternative minimum taxes for fiscal 1997 of $21,060 and taxes for fiscal 1998 of $36,066. The Company did not accrue or pay Federal income taxes in 1996 due to its tax losses in that year.

     Certain provisions of the Internal Revenue Code limit the annual utilization of net operating loss carryforwards if, over a three-year period, a greater than 50% change in ownership occurs. The Company believes that they did not exceed the 50% ownership change in the three-year period ending December 26, 1998, therefore, as of year-end 1998 all net operating loss carryforwards are available to offset future taxable income.

Liquidity and Cash Reserves
---------------------------
     Cash on hand increased $938 thousand or 167% to $1,499 thousand at fiscal year end 1998 from $561 thousand at fiscal year end 1997. In 1998, operations generated net cash of $1,266 thousand, investing activities generated net cash of $55 thousand, and financing activities, primarily payment of debt principal, consumed net cash of $383 thousand. Cash generated by operations increased in 1998 from 1997 primarily because of increased product and licensing revenues in 1998 compared to 1997.

     Cash on hand of $561 at fiscal year end 1997 reflects an increase of $448 thousand or 396% over cash on hand of $113 at fiscal year end 1996. In 1997, operations generated net cash of $784 thousand, investing activities, primarily the purchase of capital equipment, consumed net cash of $215 thousand, and financing activities, primarily payment of debt principal, consumed net cash of $120 thousand. Cash generated by operations increased in 1997 from 1996 primarily because of increased product and licensing revenues in 1997 compared to 1996.

     In 1998 and 1997 the Company financed its operations through funds generated from operations. Prior to 1997, the Company financed its operations primarily through, debt, contract research and development revenues, license fees, an equity placement, and sale of products. In 1994 and 1995, the Company issued notes and convertible notes in the amount of $2.4 million to finance its working capital obligations and building renovations cost. In 1997, the Company paid down several notes. In 1998, the Company converted the remaining notes into equity. Specifically, in 1998 the Company issued 3,740,000 shares of common stock upon conversion of note principal in the amount of $1,870,000, the Company issued 723,916 shares of common stock upon conversion of accrued interest in the amount of $361,958, and the Company paid accrued interest in cash in the amount of $160,542.

     The Company believes it will be able to finance its working capital obligations and capital expenditures for production equipment through funds generated from operations throughout 1999. The Company continues to sell to a limited number of customers and loss of any one of these customers could cause the Company to require external financing.

     As of year-end 1998 the Company has no notes outstanding.

Newly Issued Accounting Changes
-------------------------------
	In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," FAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transactions and, if it is, the type of hedge transaction. The statement is effective for fiscal years beginning after June 15, 1999. The Company will adopt FAS No. 133 for its fiscal year ending December 30, 2000.

Year 2000 Issue
---------------
     The Company has identified three areas of possible exposure to Year 2000 problems: 1) Application programs (financial, CAD/CAM and management information programs) used by the company, 2) Embedded programs in production and analytical equipment used by the Company, and 3) Programs used by vendors, customers and other third parties with whom the Company conducts business.

     The Company has completed an assessment of its exposure in each of these three areas and has developed a plan and timetable to address issues identified. The assessment indicated the area of greatest risk is the area of application programs. In the process of addressing the Year 2000 issue, the Company has concurrently sought to upgrade certain computer systems to provide greater functionality. In 1998, the Company made capital expenditures of $84 thousand to purchase and install new financial, accounting, and selected manufacturing computer systems which are Year 2000 compliant and which provide greater functionality . For the application programs which the Company does not intend to replace but which are not currently Year 2000 compliant, the Company has identified patches and upgrades which the company is implementing through the first half of 1999.

     Regarding the second area, the Company is testing production and analytical equipment one machine at a time to determine where Year 2000 problems exist, and to implement upgrades and or other remedies for problems identified. The Company's timetable calls for completion of this process by the end of the first half of 1999. If upgrades or other remedies are not possible for certain equipment, the Company believes it can replace the capital equipment in an orderly manner without disrupting production. The Company does not currently believe any capital equipment will need to be replaced, but there is no guarantee this will be the case. The Company does not believe the cost of upgrades will be material, but there is no guarantee this will be the case.

     Regarding the third area, the Company is interviewing vendors and customers to determine their exposure to Year 2000 issues. The Company is developing a contingency plan in the event of noncompliance by its customers and vendors. The contingency plan will be in place by the end of the third fiscal quarter of 1999.

Inflation
---------
     Inflation had no material effect on the results of operations or financial condition during 1998, 1997 or 1996. There can be no assurance, however, that inflation will not affect the Company`s operations or business in the future.

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

     The Directors and executive officers of the Company are as follows:

Name                     Age                 Position
----                     ---                 --------
Grant C. Bennett         44                  President
                                             Chief Executive
                                             Officer,
                                             Treasurer
                                             and Director

Michael Bernique         55                  Director

H. Kent Bowen            57                  Director

Francis J. Hughes, Jr.   48                  Director

     Mr. Grant C. Bennett has held the positions of President, Chief Executive Officer and Director of the Company since September, 1992. Prior to that time, he served as Vice President-Marketing and Sales of the Company from November, 1985 to September, 1992. Before joining CPS, Mr. Bennett was a consultant at Bain & Company, a Boston-based management consulting firm.

     Mr. Michael Bernique served as President, Satellite Data Networks Group of General Instrument Corporation from 1996 to 1998, as Senior Vice President, North American Sales and Vice President and General Manager, Transmission Products Division of DSC Communications from 1993 to 1996, and in a variety of positions with Motorola from 1986 to 1993, including Vice President Domestic Operations, Cellular Infrastructure. Mr. Bernique was elected to the Company's Board of Directors in 1999. Mr. Bernique is also a director of RF Monolithics, Inc.

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

Item 11.  Executive Compensation

     The following table sets forth certain information with respect to the annual and long-term compensation of the Company`s Chief Executive Officer for the three fiscal years ended December 26, 1998. No other executive officer of the Company serving on the last day of fiscal year 1998 received total annual salary and bonus in excess of $100,000.

SUMMARY COMPENSATION TABLE

                          Annual Compensation     Long Term Compensation
                                        Other                  All Other
                                      Compen- Options/    LTIP Compensa-
Name & Position   Year   Salary Bonus  sation    SAR`s Payouts      tion
---------------------- -------- ----- ------- -------- ------- ---------
                                 ($)   ($)     ($)      (#)     ($)    ($)
Grant C. Bennett  1998 $104,026  $0    $0       0       $0      $0     $0
 President and    1997 $100,163  $0    $0       0       $0      $0     $0
 Chief Executive  1996 $ 95,550  $0    $0       0       $0      $0     $0
 Officer

     The Company`s President and Chief Executive Officer did not receive option grants during fiscal year 1998. During fiscal year 1998 no options were exercised by him, and at the end of the fiscal year 1998 no options were held by him.

Directors` Fees
---------------
     Under the terms of the Company`s 1992 Director Option Plan (the `Director Plan`), Directors who are neither officers nor employees of the Company (the `Outside Directors`) are entitled to receive stock options as compensation for their services as Directors. A non-statutory stock option (the `initial option`) to purchase up to 4,000 shares of Common Stock was granted on May 1, 1992 to each eligible Director who was then serving as a Director, and shall be granted to each other eligible Director upon his or her initial election as a Director. Also, each eligible Director is entitled to receive a non-statutory stock option (the `reelection option`) to purchase up to 2,000 shares of Common Stock on each subsequent date that he or she is reelected as a Director of the Company. In addition, under the terms of the Plan, the Director serving as Chairman of the Board and each Director serving on a standing committee of the Board is entitled to receive an option to an additional 500 shares as part of his initial option and each reelection option. Options vest in 12 equal monthly installments beginning one month from the date of grant, provided that 2,000 shares of each initial option vest immediately. No options were granted to Directors under the Director Plan in 1998. At December 26, 1998, options to purchase 35,500 shares of Common Stock were outstanding under the Director Plan. Outside Directors may receive expense reimbursements for attending Board and Committee Meetings. Directors who are officers or employees of the Company do not receive any additional compensation for their services as Directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information, as of March 1, 1999, with respect to the beneficial ownership of the Company`s Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each Director of the Company, (iii) each Executive Officer of the Company named above in the Summary Compensation Table, and (iv) all Directors and Officers as a group:

                                                      Percentage of
                                      Common Stock    Shares of
Name and Address                      Beneficially    Common Stock
of Beneficial Owner                   Owned (1)       Outstanding
-------------------                   ------------    -------------
Ampersand Specialty Materials
 Ventures Limited Partnership
 (`ASMV`)
 55 William Street, Suite 240
 Wellesley, MA  02181                 1,837,810       15.0%

Waco Partners
 c/o Wechsler & Co., Inc.
 105 South Bedford Road, Suite 310
 Mount Kisco, NY  10549               1,669,980       13.6%

American Research and
 Development III, L.P.
 (`ARD III`)
 30 Federal Street
 Boston, MA  02110-2508               1,219,191 (2)    9.9%

American Research and
 Development I, L.P.
 (`ARD I`)
 30 Federal Street
 Boston, MA  02110-2508               1,021,884 (3)    8.3%

Grant C. Bennett (Director & Officer) 1,642,331       13.4%

Michael Bernique (Director)                None           *

H. Kent Bowen (Director)                   None           *

Francis J. Hughes, Jr. (Director)     2,245,575 (4)   18.3%

All Directors and Officers as a
 group (three persons)                3,887,906 (5)   31.6%

*Less than 1% of the total number of outstanding shares of Common Stock.

(1)	The inclusion herein of any shares of Common Stock deemed
beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, each stockholder referred to above has sole voting and investment power respect to the shares listed.

(2) 	Total of 1,219,191 shares includes 1,216,471 shares owned by ARD III and options to purchase 2,720 shares of common stock exercisable within 60 days after March 1, 1999. Excludes shares described in Footnote 3 below, and excludes options to purchase 4,500 shares of common stock held by Mr. Hughes which are exercisable within 60 days after March 1, 1999.

(3)	Total of 1,021,884 shares includes 1,019,604 shares owned by ARD I and options to purchase 2,280 shares of common stock exercisable within 60 days after March 1, 1999. Excludes shares described in Footnote 2 above, and excludes options to purchase 4,500 shares of common stock held by Mr. Hughes which are exercisable within 60 days after March 1, 1999.

(4)	Total of 2,245,575 includes a) 1,216,471 shares of Common Stock owned by ARD III, 1,019,604 shares of common stock owned by ARD I, options to purchase 2,720 shares of common stock exercisable within 60 days after March 1, 1999 owned by ARD III and options to purchase 2,280 shares of Common Stock exercisable within 60 days after March 1, 1999 owned by ARD I, as to which shares Mr. Hughes disclaims beneficial ownership (Mr. Hughes, a Director of the Company, is a General Partner of partnerships which control ARD I and ARD III) and, b) options to purchase 4,500 shares of common stock held by Mr. Hughes which are exercisable within 60 days after March 1, 1999

(5)	Total of 3,887,906 includes 2,245,575 shares and options described in
Footnote 4 above, and 1,642,331 shares owned by Mr. Bennett, a director and officer of the Company.

Item 13.  Certain Relationships and Related Transactions

     In 1994, the Company issued convertible subordinated notes to affiliates of Directors and other persons know by the Company to beneficially own more than 5% of the outstanding shares of the Company. In 1998 all remaining notes were converted into equity and accrued interest was paid in cash or converted into equity as summarized below. There were no notes outstanding as of December 26, 1998.

                                       Shares Issued Upon Conversion of
                                       Principal and Shares Issued or cash
                                       Paid for Accrued Interest in 1998
                              Per        ---------------------------------
                            Annum      Principal    Interest    Interest
                Principal Interest    Conversion  Conversion     Payment
                   Amount    Rate         Shares      Shares        Cash
Noteholder            ($)     (%)     ----------  ----------   ---------

ASMV             $660,000     10%      1,320,000     517,810           -

Waco Partners    $750,000     10%      1,500,000           -    $132,260

ARD III          $141,440     10%        282,880     112,122           -

ARD I            $118,560     10%        237,120      93,984           -

Affiliates of
 Directors as
 a group         $260,000     10%        520,000     206,106           -

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

CERAMICS PROCESS SYSTEMS CORPORATION

By:  /s/ Grant C. Bennett
     --------------------------
     Grant C. Bennett
     President
     Date: March 26, 1998

Pursuant to the Requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                                Date
--------------------       ------------------------     ------------



/s/ Grant C. Bennett         President, Treasurer and Director}
--------------------------   (Principal Executive Officer)    }
Grant C. Bennett                                              }
                                                              }
                                                              }
                                                              }
/s/ Michael Bernique            Director                      }
--------------------------                                    }
Michael Bernique                                              } March 26,
                                                              } 1998
                                                              }
                                                              }
/s/ H. Kent Bowen            Director                         }
--------------------------                                    }
H. Kent Bowen                                                 }
                                                              }
                                                              }
                                                              }
/s/ Francis J. Hughes, Jr.   Director                         }
--------------------------                                    }
Francis J. Hughes, Jr.                                        }
                                                              }

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

  23.1         Consent of PricewaterhouseCoopers LLP

**   Incorporated herein by reference.

(1) Management Contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              OF
             CERAMICS PROCESS SYSTEMS CORPORATION



                                                        Page
------------------------------------------------------------

Report of Independent Accountants                         22

Consolidated Balance Sheets as of December 26, 1998 and
     December 27, 1997                                 23-24

Consolidated Statements of Operations for the years ended
     December 26, 1998, December 27, 1997,
     and December 28, 1996                                25

Consolidated Statements of Stockholders` Equity (Deficit)
     for the years ended December 26, 1998,
     December 27, 1997 and December 28, 1996           26-27

Consolidated Statements of Cash Flows for the years ended
     December 26, 1998, December 27, 1997,
     and December 28, 1996                                28

Notes to Consolidated Financial Statements                30


All schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

Report of Independent Accountants
------------------------------------------------------------------------


To the Board of Directors and Stockholders
Ceramics Process Systems Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Ceramics Process Systems Corporation (the "Company") at December 26, 1998 and December 27, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


     PricewaterhouseCoopers LLP

Boston, Massachusetts
March 8, 1999

CONSOLIDATED BALANCE SHEETS
Ceramics Process Systems Corporation

                                   ASSETS

                                         December 26,      December 27,
                                                 1998              1997
                                             --------          --------
Current assets:
Cash & cash equivalents                  $  1,498,774      $    561,166
     Accounts receivable                      547,134           626,121
     Inventories                              204,200           123,325
     Prepaid expenses                           1,830            15,528
                                         ------------      ------------
       Total current assets                 2,251,938         1,326,140

Property & equipment:
     Production equipment                   1,569,021         1,470,253
     Office equipment                         155,232            70,404
     Accumulated depreciation
      and amortization                    (1,000,637)         (967,161)
                                         ------------      ------------
       Net property and equipment             723,616           573,496
                                         ------------      ------------
     Deposits                                   8,772             5,072
                                         ------------      ------------
       Total assets
                                         $  2,984,326      $  1,904,708
                                         ============      ============

The accompanying notes are an integral part of the consolidated financial statements.

Ceramics Process Systems Corporation

                        LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

                                               December 26,    December 27,
                                                       1998            1997
                                                   --------          ------

Current liabilities:
     Accounts payable                          $     96,753      $  154,657
     Accrued expenses                               184,032         677,109
     Deferred revenue                               142,266         163,430
     Notes payable                                       --         206,962
     Current portion of convertible notes payable:
     Related parties                                     --         260,000
     Other                                               --       1,610,000
     Current portion of capital lease
      obligations                                    46,959          42,205
                                                 ----------        --------
     Total current liabilities                      470,010       3,114,363

     Long term portion:
     Notes payable                                       --         137,868
      Capital lease obligations                     125,155         172,114
                                                 ----------        --------
          Total liabilities                         595,165       3,424,345
                                                 ----------        --------
Stockholders' Equity (Deficit)
     Common stock, $0.01 par value,
      authorized 15,000,000 shares; issued
      12,308,852 shares at December 26, 1998
      and 7,824,582 shares at December 27, 1997     123,089          78,246

     Additional paid-in capital                  32,656,353      30,464,833

     Accumulated deficit                        (30,329,446)    (32,001,881)

     Less treasury stock, at cost, 22,883
      common shares                                 (60,835)        (60,835)
                                                 ----------        --------

          Total stockholders'equity (deficit)     2,389,161      (1,519,637)
                                                 ----------        --------
          Total liabilities & stockholders'
           equity (deficit)                    $  2,984,326     $ 1,904,708

============     ===========

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Ceramics Process Systems Corporation

                                            For the years ended
                                 December 26,  December 27,  December 28,
                                         1998          1997          1996

                                 ------------  ------------  ------------
Revenue:
  Product sales                    $4,787,790    $4,197,912    $1,922,006
  License revenues                    737,504       391,001        85,000
                                   ----------    ----------    ----------
    Total revenue                   5,525,294     4,588,913     2,007,006
                                   ----------    ----------    ----------
Operating expenses:
  Cost of sales                     3,037,351     2,475,140     1,686,148
  Selling, general, and
  administrative                      684,658       517,362       515,346
                                   ----------    ----------    ----------
Total operating expenses            3,722,009     2,992,502     2,201,494
                                   ----------    ----------    ----------

Operating income (loss)             1,803,285     1,596,411      (194,488)
                                   ----------    ----------    ----------

Other income (expense):
  Interest income                      41,455         3,581            --
  Interest expense                   (132,202)     (237,968)     (248,500)

  Other income                         90,774        15,122        31,683
                                   ----------    ----------    ----------
  Income (loss) before taxes        1,803,312     1,377,146      (411,305)

  Provision for taxes                (130,877)           --            --
                                   ----------    ----------    ----------

Net income (loss)                  $1,672,435    $1,377,146    $ (411,305)
                                   ==========    ==========    ==========
Net income (loss) per
  basic common share                    $0.16         $0.18        $(0.05)
                                   ==========    ==========    ==========
Weighted average
  number of basic common
  shares outstanding               10,565,961     7,799,279     7,780,766
                                  ===========    ==========    ==========
Net income (loss) per
  diluted common share                  $0.14         $0.13        $(0.05)
                                   ==========    ==========    ==========
Weighted average number
  of diluted common
  shares outstanding               12,547,427    12,279,643     7,780,766
                                  ===========    ==========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended December 26, 1998, December 27, 1997 and December 28, 1996
Ceramics Process Systems Corporation
                             Common stock
                          -----------------    Additional
                          Number        Par       Paid-in    Accumulated
Treasury  Stockholders'
                       of shares      Value       capital        deficit
stock        equity

(deficit)
                         -------    -------       -------        -------     ---
----       -------
Balance at
 December 30, 1995    7,780,766     $77,808   $30,457,384  $(32,967,722)
$(60,835)   $(2,493,365)

Net loss                     --          --            --      (411,305)
--      (411,305)
                        -------     -------       -------        -------     ---
----        -------
Balance at
 December 28, 1996    7,780,766          --            --      (411,305)
--       (411,305)

Stock Options
 Exercised               43,816         438         7,449            --
--          7,887

Net income                   --          --            --     1,377,146
--      1,377,146
                        -------     -------       -------       -------     ----
---        -------
Balance at
 December 27, 1997    7,824,582         438         7,449       965,841
--        973,728

Common stock issued
 in debt conversion   4,463,916      44,639     2,187,319            --
--      2,231,958

Stock Options
 Exercised               20,354         204         4,201            --
--          4,405

Net income                   --          --            --     1,672.435
--      1,672,435
                        -------     -------       -------       -------     ----
---      ---------
Balance at
 December 26, 1998   12,308,852    $123,089   $32,656,353  $(30,329,446)
$(60,835)    $2,389,161
                     ==========    ========   ===========   ============
=========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Ceramics Process Systems

                                        Dec. 26,      Dec. 27,      Dec 28,
                                            1998          1997         1996
                                      ----------    ----------    ---------

Cash flows from operating activities:
 Net income (loss)                    $1,672,435    $1,377,146    $(411,304)
 Adjustments to reconcile net income
 (loss) to cash provided by (used in)
 operating activities:
 Depreciation                            146,234       115,994      108,070
 Amortization                             36,600        36,500        5,290
 Gain on disposal of equipment           (53,800)           --      (27,043)
Changes in assets and liabilities:
 Accounts receivable, trade               78,987      (485,086)      70,540
 Inventories                             (80,875)       33,120     (127,419)
 Prepaid expenses                         13,698       (14,188)       9,484
 Other current assets                                                   475
 Accounts payable                        (57,904)       25,895      (47,732)
 Accrued expenses                       (131,120)     (112,657)     214,558
 Due to customer                                                     51,950
 Deferred revenue                        (21,164)     (192,557)     355,987
   Net cash provided by               -----------   -----------   ---------
   operating activities                1,603,091       784,167      202,856
                                     -----------   -----------   ----------
Cash flows from investing activities:
 Additions to property and equipment    (332,954)     (212,827)    (147,768)
 Proceeds on disposal of property and
  equipment                               53,800                     27,500
 Deposits                                 (3,700)       (2,735)      (1,384)
   Net cash used in investing        -----------   -----------   ----------
   activities                           (282,854)     (215,562)    (121,652)
                                     -----------   -----------   ----------
Cash flows from financing activities:
 Principal payment of capital lease      (42,204)      (23,487)
  obligations
 Principal payments of notes payable    (344,830)     (105,170)          --
 Proceeds from issuance of common stock    4,405         7,887           --
   Net cash used in                  -----------   -----------   ----------
   financing activities                 (382,629)     (120,770)          --
                                     -----------   -----------   ----------
Net increase in cash                     937,608       447,835       81,204
Cash and cash equivalent at beginning
 of period                               561,166       113,331       32,127
Cash and cash equivalent at end      -----------   -----------   ----------
 of period                            $1,498,774    $  561,166     $113,331
                                     ===========   ===========  ===========

The accompanying notes are an integral part of the consolidated financial statements

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

(2)(b) Cash and Cash Equivalents
       -------------------------
     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

(2)(c) Inventories
       -----------
     Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method.  Year end inventory balances consisted of the following:

                     26-Dec-98  27-Dec-97
                     ---------  ---------
Raw materials       $  107,259   $ 11,097
Work-in-process         96,941    112,228
                     ---------  ---------
                    $  204,200   $123,325
                     =========  =========

(2)(d) Property and Equipment
       ----------------------
     Property and equipment are stated at cost.  Depreciation of equipment is calculated on a straight-line basis over the estimated useful life, generally five years.  Amortization under capital leases is calculated on a straight-line basis over the life of the lease.
Depreciation of leasehold improvements is calculated using the straight-
line method over the lease term or the estimated useful lives, whichever is shorter.  Upon retirement, the cost and related accumulated depreciation or amortization are removed from their respective accounts.
Any gains or losses are included in the results of operations in the period in which they occur.

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

(2)(f) Research and Development Costs
       ------------------------------
     The Company continues to perform product development under prototype manufacturing agreements with customers.  In fiscal 1998 and fiscal 1997, the Company did not incur any costs for research and development and did not perform any externally funded research and development programs.  In prior periods research and development costs were charged to expense as incurred.

(2)(g) Income Taxes
       ------------
     The Company accounts for income taxes utilizing the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax and financial statement basis of assets and liabilities, measured using enacted tax rates expected to be in effect in the period which the temporary differences reverse.

(2)(h) Net Income Per Common Share
       ---------------------------
      Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per common share is calculated by dividing net income by the sum of the weighted average number of common shares plus additional common shares that would have been outstanding if potential dilutive common shares had been issued for granted stock option and stock purchase rights.

(2)(i) Comprehensive Income
        --------------------
     The Company has adopted Financial Accounting Standards Board
Statement No. 130 (`FAS 130`) `Reporting Comprehensive Income` effective for fiscal years beginning after December 15, 1997. FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  FAS 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized.
Furthermore, a total amount for comprehensive income shall be displayed in the financial statement where the components of other comprehensive income are reported.  The Company has no items of comprehensive income, and therefore net income is equal to comprehensive income.

(2)(j) Recent Accounting Pronouncements
        --------------------------------
    	In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative
Instruments and Hedging Activities,"  FAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value.  Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transactions and, if it is, the type of hedge transaction.  The statement is effective for fiscal years beginning after June 15, 1999.  The Company will adopt FAS No. 133 for its fiscal year ending December 30, 2000.

(2)(k) Use of Estimates in the Preparation of Financial Statements
       -----------------------------------------------------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

(2)(l) Risks and Uncertainties
       -----------------------
     The Company manufactures its products to customer specifications and a significant portion of the Company`s revenues have historically been generated from three customers. Financial instruments which potentially subject the  Company to concentrations of credit risk consist of trade accounts receivable.  The Company has not incurred significant losses on its accounts receivable in the past.

(2)(m) Financial Instruments
       ---------------------
     Although the Company has no borrowings outstanding as of year-end
1998, in the past a substantial portion of the Company's borrowings have been financed by significant stockholders of the Company, one of which reduced its ownership interest in 1996.  The Company was in default of a significant portion of its convertible notes payable at year-end 1997; in
1998 these convertible notes payable were converted into equity.

(2)(n) Fiscal Year-End
       ---------------
     The Company`s fiscal year end is the last Saturday in December or the first Saturday in January, which results in a 52- or 53-week year.
Fiscal years 1998, 1997, and 1996, consisted of 52 weeks.


(3)  Supplemental Cash Flow Information
     ----------------------------------
     The Company acquired equipment through capital lease obligations in
1997 in the amount of $135,160 and in 1996 in the amount of $111,079.
Additionally, the Company paid interest on leases amounting to $20,710,
$15,196, and $5,891 in 1998, 1997, and 1996, respectively. In 1998 the
Company issued 3,740,000 shares of common stock upon conversion of note principal in the amount of $1,870,000, the Company issued 723,916 shares of common stock upon conversion of accrued interest in the amount of $361,958, and the Company paid accrued interest in cash in the amount of $160,542. In
1998 the Company's Federal income taxes expense was $57,126 which includes alternative minimum taxes for fiscal 1997 of $21,060 and taxes for fiscal
1998 of $36,066.  The Company did not accrue or pay Federal income taxes in
1996 due to its tax losses in that year.


(4)  Leases
     ------
     At December 26, 1998 the Company had production equipment with a cost of $262,108 and accumulated amortization of $78,390 under capital leases.  At December 27, 1997 the Company had production equipment with a cost of $262,108 and accumulated amortization of $41,790 under capital leases.

     Future payments required under capital lease
obligations are as follows at December 26, 1998:
1999                                                       $   62,916
2000                                                           62,916
2001                                                           56,940
2002                                                           21,497
                                                             --------
Total future minimum lease payments                           204,269
                                                             --------
  Less amount representing interest                            32,155
                                                             --------
Present value of net future lease payments                    172,114

  Less current portion                                         46,959
                                                             --------
Long-term obligation under capital leases                  $  125,155
                                                             ========

     The Company is operating at its Chartley facility as a tenant-at-will. Total rental expense for operating leases was $82,000 for 1998,and $67,500 each year for 1997 and 1996, respectively.


(5)  Stock-Based Compensation Plans
     ------------------------------
     The Company has adopted the disclosure requirements of Statements of
Financial Accounting Standards (SFAS) No.123, `Accounting for Stock-Based
Compensation`.  The Company continues to recognize compensation costs using the intrinsic value based method described in Accounting Principles
Board Opinion No. 25, `Accounting for Stock Issued to Employees`.  No
compensation costs were recognized in 1998, 1997, and 1996.

     In 1998, Company employees exercised options for 20,354 shares of common stock at market prices between $0.18 and $0.625.

     In 1998, the Company maintained two stock option plans affording employees and other persons affiliated with the Company, excluding non-employee Directors, the opportunity to purchase shares of its common stock. In August, 1994, one of the stock option plans expired and no new grants are currently available under it. Under the remaining plan, the Board of Directors may grant incentive stock options to officers and other key employees of the Company. Additionally, the remaining plan permits the Board of Directors to issue non-qualified stock options to officers and other key employees and consultants of the Company.

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

     In addition, during 1992 the Company adopted the 1992 Director
Option Plan (the `Director Plan`) to compensate outside directors for their services. Under the Director Plan, eligible directors are initially granted options to purchase up to 4,000 shares of the Company`s common stock, and are granted options to purchase up to 2,000 shares of the Company`s common stock upon re-election as a director. Additionally, directors serving on standing committees of the Board are granted options to purchase up to 500 shares of the Company`s common stock. No options to purchase shares of the Company`s common stock under the Director Plan were granted in 1998, 1997 or 1996. At December 26, 1998, options to purchase 20,500 shares of Common Stock were outstanding under the Director Plan.

     In 1998 the Company granted 51,000 options at the current fair market values of $1.44 to $2.375. In 1997, and 1996 the Company granted
109,000 and 330,461 options at the then current fair market value of $0.18 and $1.50, respectively, with similar terms and conditions to existing option holders in exchange for the previously issued options.

     As of December 26, 1998, the total remaining number of shares authorized for issuance under these stock option plans amounted to 411,862.

     The following is a summary of stock option activity for all of the above plans for the fiscal years 1998, 1997 and 1996.

                            1998                1997                1996
                          --------            --------            --------
                          Weighted            Weighted            Weighted
                          Average             Average             Average
                          Exercise            Exercise            Exercise
                Shares    Price     Shares    Price     Shares    Price
                ------------------  ------------------  ------------------

Outstanding at
 beginning of
 year            374,386   $ 0.93    430,961   $ 0.68    447,267   $ 0.93
  Granted at fair
   market value   51,000   $ 2.04    109,000   $ 1.00    330,461   $ 0.18
  Excerised      (20,354)  $ 0.22    (43,816)  $ 0.18
  Cancelled      (66,334)  $ 2.57   (121,759)  $ 0.41   (346,767)  $ 0.52
                ------------------  ------------------  ------------------
Outstanding at
 end of year     338,698   $ 0.81    374,386   $ 0.93    430,961   $ 0.68
                ==================  ==================  ==================
Options exercisable
 at year-end     176,734   $ 0.60    165,461   $ 1.44    100,500   $ 2.34


     The following table summarizes information about stock options outstanding at December 26, 1998:

                           Options Outstanding       Options Exercisable
                           -------------------       -------------------

                           Weighted
                           Average
Range                      Remaining   Weighted                  Weighted
Of                         Contractual Average                   Average
Exercise       Number      Life        Exercise      Number      Exercise
Price          Outstanding (in years)  Price         Exercisable Price
--------       ----------- ----------- --------      ----------- --------
$0.18              204,198      7.25      $0.18       129,234       $0.18
0.625 - 0.875       12,000      3.39       0.80        12,000        0.80
1.312 - 1.50        59,000      8.96       1.36        16,333        1.35
2.188 - 3.75        63,500      7.46       2.35        19,167        2.68
                   -------                             -------

$0.18 - $3.75      338,698      7.45      $0.81       176,734       $0.60
                  ========                            ========

     The fair value of each option grant under SFAS 123 is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents the annualized weighted average values of the significant assumptions used to estimate the fair values of the options:

                                               1998          1997      1996
                                               ----          ----      ----
Options issued                               51,000        59,000   222,886
Risk-free interest rate                       5.52%         6.27%     6.31%
Expected life in years                            7             7         7
Expected volatility                             88%           80%       80%
Expected dividends                                0             0         0

     All options are granted at the fair market value on the date of grant.

     Had compensation cost for the Company`s two employee stock option plans been recorded based on the fair value of awards at grant date consistent with the alternative method prescribed by SFAS 123, the Company`s pro forma net income (loss) for 1998, 1997, and 1996 would have been $1,632,788, $1,362,316, and $(419,108), respectively. Diluted income (loss) per share for 1998, 1997 and 1996 would have been $0.14, $0.13, and $(0.05), respectively. The pro forma amounts include amortized fair values attributable to options granted after December 15, 1994 only and therefore, are not likely to be representative of the effects on reported net income for future years.


(6) Notes Payable
-------------
     Notes payable consisted of the following at December 27, 1997:

     Note Payable 1
     Note payable dated March 31, 1995 as
     amended October 1, 1997, with interest payable
     at a rate of 10% per year; due in installments
     on January 1, 1998, April 1, 1998, July 1,
     1998, October 1, 1998 and December 31, 1998.
     The note is collateralized by accounts
     receivable, inventory, property and
     equipment.                                       $218,750

     Note Payable 2
     Note payable dated July 19, 1995, as
     amended July 31, 1996 and July 31, 1997,
     with interest payable at a rate of 10% per
     year due in installments on March 29, 1998,
     June 26, 1998, September 25, 1998,
     December 24, 1998, March 26, 1999 and
     June 25, 1999.                                    126,080
                                                      --------
                                                      $344,830
                                                      ========

     In 1998, Notes Payable 1 and 2 were paid in cash and no Notes Payable were outstanding as of December 26, 1998.


(7)  Convertible Notes Payable
     -------------------------
     Convertible notes payable consisted of the following at
December 27, 1997:

     Convertible Note Payable 1
     Unsecured notes payable dated February 16,
     1994 with five parties, due June 30, 1995
     plus interest at 10% per annum.                  $  250,000

     Convertible Note Payable 2
     Unsecured note payable dated April 21,
     1994, due April 21, 2001; interest at 10%
     per annum is due semi-annually on
     September 30 and March 31.                          500,000

     Convertible Note Payable 3
     Unsecured note payable dated July 20,
     1994, due January 31, 1996 plus interest
     at 10% per annum.                                   120,000

     Convertible Note Payable 4
     Unsecured notes payable dated October 26,
     1994 with six parties, due April 24, 1996
     plus interest at 10% per annum.                   1,000,000
                                                      ----------
                                                      $1,870,000
                                                      ==========

     At December 27, 1997, the Company was in default of Convertible
Notes Payable 1, 2, 3 and 4. The Company cured all conditions of default in the first fiscal quarter of 1998.

     $260,000 of the principal balance of the convertible notes payable at December 27, 1997 represent amounts due to holders of greater than 10% of the Company's common stock for which the related accrued interest and interest expense as of December 27, 1997 was $86,667 and $25,929 respectively.

     In 1998 all Convertible Notes Payable were converted into common stock of the Company and no Notes Payable were outstanding as of December
26, 1998.


(8) Accrued Expenses
     ------------
     Accrued expenses consist of the following:

                                          December 26, December 27,
                                                  1998         1997
                                              --------     --------

        Accrued legal and accounting     $  47,500         $ 33,190
        Accrued interest                        --          526,294
        Accrued payroll                    107,383          108,242
        Accrued other                       29,149          172,813
                                          --------         --------
                                         $ 184,032         $840,539
                                          ========         ========


(9) Income Taxes
      ------------
     Deferred tax assets and liabilities are as follows:

                                      December 26,     December 27,
                                              1998             1997
                                      ------------     ------------
        Net operating losses           $10,851,000      $11,410,000
        Vacation and other accrued
         expenses                           79,000           79,000
        Depreciation                       (99,000)         (93,000)
                                      ------------     ------------
             Total                      10,831,000       11,396,000
        Valuation allowance            (10,831,000)     (11,396,000)
                                       -----------      -----------
                                                --               --
                                      ============     ============

     Due to the uncertainty related to the realization of the net deferred tax asset, a full valuation allowance has been provided. At
December 26, 1998, the Company had net operating loss carryforwards of approximately $31,000,000 available to offset future income for U.S.
Federal income tax purposes, and $4,200,000 for state income tax purposes. These operating loss carryforwards expire at various dates from the years 2000 through 2011 for federal income tax purposes and the years
1998 through 2001 for state income tax purposes.

     Certain provisions of the Internal Revenue Code limit the annual utilization of net operating loss carryforwards if, over a three-year period, a greater than 50% change in ownership occurs. The Company believes that it did not exceed the 50% ownership change in the three-year period ending at year-end 1998 therefore as of year-end 1998 all net operating loss carryforwards are available to offset future taxable income.


(10) Retirement Savings Plan
     -----------------------
     Effective September 1, 1987, the Company established the Retirement
Savings Plan (the `Plan`) under the provisions of Section 401 of the
Internal Revenue Code.  Employees, as defined in the Plan, are eligible to participate in the Plan after 30 days of employment.  Under the terms of the Plan, the Company may match employee contributions under such method as described in the Plan and as determined each year by the Board of Directors.  Through December 26, 1998, no employer matching contributions had been made to the Plan.


(11) Significant Customers and Segment Information
     ---------------------------------------------
     Significant customers in 1998, 1997, and 1996 were as follows:

                                   Significant    Significant
                                   Customer       Customer
     Year ended December 26, 1998  A		  72%
                                   B              13%
                                   C              6%
                                   D              1%

     Year ended December 28, 1997  A              56%
                                   B              9%
                                   C              9%
                                   D              10%

     Year ended December 30, 1996  A              61%
                                   B              0%
                                   C              10%
                                   D              17

     All of the Company's long-lived assets and operations are located in the United States. Revenue generated from overseas customers accounted for 13%, 1% and 0% for 1998, 1997, and 196 respectively.


(12) Earnings Per Share
     ------------------
     SFAS 128 requires the following reconciliation of the basic and diluted EPS calculations.

                                  For the years ended

                      Dec. 26, 1998   Dec. 27, 1997   Dec. 28, 1996
                      -------------   -------------   -------------

Basic EPS Computation:
Numerator:
  Net income (loss)     $ 1,672,435      $ 1,377,146     $ (411,305)

Denominator:
  Weighted average
  common shares
  outstanding            10,565,961        7,799,279      7,780,766

Basic EPS                   $  0.16          $  0.18        $(0.05)

Diluted EPS Computation:
Numerator:
  Net income (loss)     $ 1,672,435      $ 1,377,146     $(411,305)
  Interest on
   convertible debt          87,290          186,489             --
                        -----------      -----------     ----------
  Total net income
   (loss)               $ 1,759,725      $ 1,563,635     $(411,305)

Denominator:
  Weighted average
  common shares
  outstanding           10,565,961         7,799,279      7,780,766
  Stock options            204,749           191,040             --
  Interest converted       359,292                --             --
  Convertible debt       1,417,425         4,289,324             --
                       -----------       -----------     ----------
  Total Shares          12,547,427        12,279,643      7,780,766

Diluted EPS                $  0.14           $  0.13       $ (0.05)

