Form 10-Q
period 1999-04-03
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 1999-05-17
CIK 814676

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended April 3, 1999
                 or
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
      [X] Yes             [ ]  No

             APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer`s classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of April
3, 1999:  12,285,969.


               CERAMICS PROCESS SYSTEMS CORPORATION

                           Form 10-Q

           For The Fiscal Quarter Ended April 3, 1999

                             Index



PART I:  FINANCIAL INFORMATION                               Page

         Item 1:  Consolidated Financial Statements             3

                  Consolidated Balance Sheets as of
                  April 3, 1999 and December 26, 1998           3

                  Consolidated Statements of Operations
                  for the fiscal quarters ended April 3,
                  1999 and March 28, 1998                       5

                  Consolidated Statements of Cash Flows
                  for the fiscal quarters ended April 3,
                  1999 and March 28, 1998                       6

                  Notes to Consolidated Financial
                  Statements                                    7


         Item 2:  Management`s Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                   10


PART II: OTHER INFORMATION

         Items 1-6                                             12


Signatures                                                     12



PART I  FINANCIAL INFORMATION

                   ITEM 1  FINANCIAL STATEMENTS

                 CERAMICS PROCESS SYSTEMS CORPORATION
                    Consolidated Balance Sheets

                                     April 3,       December 26,
                                       1999              1998
ASSETS                             ----------         ----------

Current assets:
  Cash and cash equivalents        $1,412,765         $1,498,774
  Trade receivables                   702,477            547,134
  Inventories                         318,035            204,200
  Prepaid expenses                     29,664              1,830
                                   ----------         ----------
     Total current assets           2,462,941          2,251,938

Property and equipment:
  Production equipment              1,677,094          1,569,021
  Furniture and office equipment      155,232            155,232
  Accumulated depreciation
    and amortization               (1,050,956)        (1,000,637)
                                   ----------         ----------
     Net property and equipment       781,370            723,616
                                   ----------         ----------
Deposits                                8,772              8,772
                                   ----------         ----------
Total assets                       $3,253,083         $2,984,326
                                   ==========         ==========

See accompanying notes to consolidated financial statements.

                  CERAMICS PROCESS SYSTEMS CORPORATION
                Consolidated Balance Sheets (continued)


LIABILITIES AND STOCKHOLDERS`          April 3,          December 26,
 EQUITY                                 1999                 1998
                                      ---------           -----------
Current liabilities:
 Accounts payable                  $    228,916          $     96,753
 Accrued expenses                       182,935               184,032
 Deferred revenue                       139,766               142,266
 Current portion of obligations
   under capital leases                  48,230                46,959
                                   ------------          ------------
Total current liabilities               599,847               470,010

Obligations under capital
  leases less current portion           112,610               125,155

                                   ------------          ------------
Total liabilities                       712,457               595,165
                                   ------------          ------------
Stockholders` Equity
Common stock, $0.01 par value.
Authorized 15,000,000 shares;
issued 12,285,969 shares at April
3, 1999 and 7,824,582 at
December 27, 1997                       123,089                123,089

Additional paid-in capital           32,656,353             32,656,353

Accumulated deficit                (30,177,981)           (30,329,446)

Less treasury stock, at cost,
  22,883 common shares at April
  3, 1999  and December 26, 1998       (60,835)              (60,835)
                                   ------------          ------------
Total stockholders` equity            2,540,626             2,389,161
                                   ------------          ------------
Total liabilities and stockholders'
  equity                           $  3,253,083          $  2,984,326
                                   ============          ============

See accompanying notes to consolidated financial statements.

                CERAMICS PROCESS SYSTEMS CORPORATION
                Consolidated Statements of Operations


                                    Fiscal Quarters Ended
                                 April 3,           March 28,
                                  1999                1998
                               ----------         -----------
Product sales                  $1,245,414         $ 1,333,214
                               ----------         -----------
Total revenue                  $1,245,414         $ 1,333,214
                               ==========         ===========

Operating expenses:
  Cost of product sales           833,551             727,807
  Selling, general, and
   administrative                 260,656             157,957
                               ----------         -----------
Total operating expenses        1,094,207             885,764
                               ----------         -----------
Operating income                  151,207             447,450

Other income (expense), net        10,100             (54,633)
                               ----------         -----------
   Net income before taxes     $  161,307         $   392,817
                               ----------         -----------

Provision for income taxes          9,842               7,856
                                ---------         -----------
   Net income                  $  151,465         $   384,961
                               ==========         ===========
Net income per
   basic common share          $     0.01         $      0.05
                               ----------         -----------

Weighted average number of
  basic common shares
  outstanding                  12,308,852           7,978,197
                               ==========         ===========

Net income per
  diluted common share         $     0.01         $      0.03
                               ----------         -----------
Weighted average number of
  diluted common shares
  outstanding                  12,488,954          11,658,621
                               ==========         ===========

See accompanying notes to consolidated financial statements.


                CERAMICS PROCESS SYSTEMS CORPORATION
                Consolidated Statements of Cash Flows

                                                Fiscal Quarters Ended
                                               April 3,    March 28,
                                                 1999         1998
                                              ---------    ---------
Cash flows from operating activities:
  Net income                                  $ 151,465    $ 384,961
  Adjustments to reconcile net income to
   cash provided by operating activities
     Depreciation and amortization               50,319       43,891

   Changes in assets and liabilities:
     Accounts receivable, trade                (155,343)     193,144
     Inventories                               (113,835)    (262,522)
     Prepaid expenses                           (27,834)         207
     Accounts payable                           132,163      (12,155)
     Accrued expenses                            (1,097)    (105,219)
     Deferred revenue                            (2,500)      (7,869)
                                              ---------    ----------
       Net cash provided by
        operating activities                     33,338      234,438
                                              ---------    ----------
Cash flows from investing activities:
  Additions to property and equipment          (108,073)    (174,489)
                                              ---------    ----------
       Net cash used in
        investing activities                   (108,073)    (174,489)
                                              ---------    ----------
Cash flows from financing activities:
  Principal payments of capital lease
    obligations                                 (11,274)     (11,983)
  Proceeds from issuance of common stock                       2,131
  Principal payments of notes payable
    obligations                                      --      (82,237)
                                              ---------     ---------
       Net cash used in
        financing activities                    (11,274)     (92,089)
                                              ---------     ---------

Net decrease in cash and
  cash equivalents                              (86,009)     (32,140)
Cash and cash equivalents at
  beginning of period                         1,498,774      561,166
                                              ---------    ----------
Cash and cash equivalents at
  end of period                              $1,412,765    $ 529,026
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

     The accompanying financial statements for the fiscal quarters ended April 3, 1999 and March 28, 1998 are unaudited. In the opinion of management, the unaudited consolidated financial statements of CPS reflect all adjustments necessary to present fairly the financial position and results of operations for such periods.

      The consolidated financial statements include the accounts of CPS and its wholly-owned subsidiary, CPS Superconductor Corporation. All significant
intercompany balances and transactions have been eliminated.   The results of
operations for interim periods are not necessarily indicative of the results to be expected for the full year.

(3)  Net Income/Loss Per Common and Common Equivalent Share
------------------------------------------------------
     Basic EPS excludes the effect of any dilutive options, warrants or convertible securities and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed by dividing income available to common stockholders by the sum of the weighted average number of common shares and common share equivalents computed using the average market price for the period under the treasury stock method. requirements.

	The following table presents the calculation of both basic and diluted
EPS:
                                   For the periods ended
                                   April 3,       March 28,
                                    1999            1998
                                -----------     -----------
Basic EPS Computation:
Numerator:
  Net income                       $151,465        $384,961

Denominator:
  Weighted average
  common shares
  outstanding                    12,308,852       7,978,197

Basic EPS                             $0.01           $0.05

Diluted EPS Computation:
Numerator:
  Net income                       $151,465        $384,961
  Interest on
    convertible debt                     --        $ 22,266
                                  ---------        --------
  Total net income                 $151,465        $407,227

Denominator:
  Weighted average common
    shares outstanding           12,308,852       7,978,197
  Stock options                     180,102         231,111
  Convertible debt                       --       3,449,313
                                 ----------       ---------
  Total Shares                   12,488,954      11,658,621

Diluted EPS                           $0.01           $0.03

As of April 3, 1999 and March 28, 1998, the Company had 215,353 and
74,000 securities in the form of options to purchase common stock that were antidilutive, respectively.


(4)  Inventory
     ---------
     Inventories consist of the following:

                             April 3 ,        December 26,
                               1999               1998
                             ---------          ----------

 Raw materials               $ 107,338          $  107,259
 Work in process               210,697              96,941
                             ---------          ----------
                             $ 318,035          $  204,200
                             =========          ==========

(5)	Accrued Expenses
----------------
     Accrued expenses consist of the following:

                              April 3,        December 26,
1999 1998
                             ---------          ----------
Accrued legal and
 accounting                  $  10,750          $   47,500
Accrued payroll                112,701             107,383
Accrued other                   59,484              29,149
                             ---------          ----------
                             $ 182,935          $  184,032
                             =========          ==========


(6)	Supplemental Cash Flow Information
----------------------------------
     In the first fiscal quarter of 1999, the Company paid $5,491 interest on leases for production equipment compared to $5,595 in the first fiscal quarter of 1998.



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

Results of Operations: First Quarter of 1999 Compared to First Quarter of
1998.
---------------------
     The Company`s net revenue in the first fiscal quarter of 1999 of $1,245 thousand declined by 7% compared with net revenue in the first fiscal quarter of 1998 of $1,333 thousand. The reduced revenue was solely the result of reduced unit shipments compared to a year ago. In the opinion of management this decrease reflects fluctuations in timing of specific customer requirements, and does not reflect an underlying decline in demand, nor any inherent seasonality in the business. For example, on a sequential quarterly basis, revenues increased 13% from the fourth quarter of 1998 to the first quarter of 1999, and net income increased 10%.

Gross margins declined to 33% of revenues from 45% over the same period as a result of increased costs in the manufacturing support area, and the fact that fixed costs were spread over a smaller base. Sales, General and Administrative expenses (SG&A) increased to $260 thousand in the first fiscal quarter of 1999 compared to $158 thousand in the first fiscal quarter of 1998 primarily as a result of increased personnel costs in the sales and marketing area. The Company has added personnel in sales to support future growth. Total operating expenses in the first fiscal quarter of 1999 were $1,094 thousand, a 23% increase over operating expenses in the first fiscal quarter of 1998 of $886 thousand.

	Other income increased to $10 thousand in the first fiscal quarter of 1999 compared to other expense of $55 thousand in the first fiscal quarter of 1998. In the first fiscal quarter of 1998 the other expense consisted primarily of interest expense on notes payable. There were no notes payable outstanding in the first fiscal quarter of 1999 so no interest expense was incurred. Higher cash balances during the first fiscal quarter of 1999 compared to the first quarter of 1998 resulted in higher interest income.

     The cumulative effect of these revenues and costs resulted in net income of $151 thousand, or $0.01 per basic common share, in the first fiscal quarter of 1999, versus net income of $385 thousand, or $0.05 per basic common share, in the first fiscal quarter of 1998.

Liquidity
-------------------
The Company`s cash balance at April 3, 1999 was $1,413 thousand compared to the balance at December 26, 1998 of $1,499 thousand, a decline of 6%.

	Inventory increased to $318 thousand at the end of the first fiscal quarter of 1999 from $204 thousand at December 26, 1998. Management believes the higher inventory level will allow the Company to better address weekly fluctuations in demand from a major customer to whom the company supplies several products on a just-in-time basis.

     Accounts Receivable increased to $702 thousand at April 3, 1999 from $547 thousand at December 26, 1998. This change reflects fluctuations in timing of specific customer requirements, and, in the opinion of management, does not reflect any inherent seasonality in the business.

     The Company financed its working capital requirements during the first fiscal quarter of 1999 with funds generated by operations. The Company expects it will continue to be able to fund its working capital requirements for the remainder of 1999 from its existing cash balance and from funds generated by operations.


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

     The Company has completed an assessment of its exposure in each of these three areas and has developed a plan and timetable to address issues identified. The assessment indicated the area of greatest risk is the area of application programs. In the process of addressing the Year 2000 issue, the Company has concurrently sought to upgrade certain computer systems to provide greater functionality. In 1998, the Company purchased and installed new financial, accounting, and selected manufacturing computer systems which are Year 2000 compliant and which provide greater functionality. For the application programs which the Company does not intend to replace but which are not currently Year 2000 compliant, the Company has identified patches and upgrades which the company is implementing through the first half of 1999.

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

                              PART II OTHER INFORMATION

Item 1 through Item 5:         None


Item 6: Exhibits and Reports on Form 8-K:   None



                            SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Ceramics Process Systems Corporation
                                          (Registrant)

Date:      May 17, 1999                 /s/Grant C. Bennett
                                        Grant C. Bennett
                                        President and Treasurer
                                        (Principal Executive
                                        Officer)