Form 10-Q
period 1999-07-03
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 1999-08-17
CIK 814676

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended July 3, 1999
                 or
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

             APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer`s classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of July 3, 1999:
12,285,969.


               CERAMICS PROCESS SYSTEMS CORPORATION
                           Form 10-Q

           For The Fiscal Quarter Ended July 3, 1999

                             Index



PART I:  FINANCIAL INFORMATION                               Page

         Item 1:  Consolidated Financial Statements             3

                  Consolidated Balance Sheets as of
                  July 3, 1999 and December 26, 1998            3

                  Consolidated Statements of Operations
                  for the fiscal quarters and six month
                  periods ended July 3, 1999 and
                  June 27, 1998                                 5

                  Consolidated Statements of Cash Flows
                  for the six month periods ended
                  July 3, 1999 and June 27, 1998                6

                  Notes to Consolidated Financial
                  Statements                                    7


         Item 2:  Management`s Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                   10


PART II: OTHER INFORMATION

         Items 1-6                                             12


Signatures                                                     12



PART I  FINANCIAL INFORMATION

                   ITEM 1  FINANCIAL STATEMENTS

                 CERAMICS PROCESS SYSTEMS CORPORATION
                    Consolidated Balance Sheets
                      (continued on next page)

                                        July 3,        December 26,
                                          1999              1998
ASSETS                                ----------         ----------

Current assets:
  Cash and cash equivalents           $1,457,913         $1,498,774
  Trade receivables                      559,728            547,134
  Inventories                            421,629            204,200
  Prepaid expenses                        31,854              1,830
                                      ----------         ----------
     Total current assets              2,471,124          2,251,938
                                      ----------         ----------

Property and equipment:
  Production equipment                 1,773,062          1,569,021
  Furniture and office equipment         179,472            155,232
  Accumulated depreciation
   and amortization                  (1,092,062)        (1,000,637)
                                      ----------         ----------
     Net property and equipment          860,472            723,616
                                      ----------         ----------

Deposits                                   8,707              8,772
                                      ----------         ----------
Total assets                          $3,340,303         $2,984,326
                                      ==========         ==========

See accompanying notes to consolidated financial statements.

                   CERAMICS PROCESS SYSTEMS CORPORATION
                Consolidated Balance Sheets (continued)

 LIABILITIES AND STOCKHOLDERS` EQUITY
                                        July 3,        December 26,
                                          1999               1998
                                       ---------         -----------
Current liabilities:
 Accounts payable                     $  213,315       $     96,753
 Accrued expenses                        148,779            184,032
 Deferred revenue                        137,572            142,266
 Current portion of obligations
   under capital leases                   49,536             46,959
                                    ------------       ------------
Total current liabilities                549,202            470,010

Obligations under capital
  leases less current portion             99,725            125,155

                                    ------------       ------------
Total liabilities                        648,927            595,165
                                    ------------       ------------
Stockholders` Equity
  Common stock, $0.01 par value.
  Authorized 15,000,000 shares;
  issued 12,308,852 shares at July
  3, 1999 and 7,824,582 at
  December 27, 1997                      123,089            123,089

Additional paid-in capital            32,656,353         32,656,353

Accumulated deficit                  (30,027,231)       (30,329,446)
                                    ------------       ------------
                                       2,752,211         (1,458,802)
Less treasury stock, at cost,
  22,883 common shares at July
  3, 1999 and December 26, 1998         (60,835)           (60,835)
                                    ------------       ------------

Total stockholders' equity             2,691,376          2,389,161
                                    ------------       ------------
Total liabilities and
  stockholders` equity              $  3,340,303       $  2,984,326
                                    ============       ============

See accompanying notes to consolidated financial statements.

                CERAMICS PROCESS SYSTEMS CORPORATION
                Consolidated Statements of Operations

                                    Fiscal                Six month
                                Quarters Ended          Periods Ended
                            July 3,      June 27,    July 3,    June 27,
                              1999         1998        1999        1998
Revenue:                   ----------  ----------  ----------  ----------

Product sales              $1,421,136  $1,085,936  $2,666,550  $2,419,149
License revenue                     0     740,750           0     740,750
                           ----------  ----------  ----------  ----------

Total revenue               1,421,136   1,826,686   2,666,550   3,159,899
                           ==========  ==========  ==========  ==========

Operating expenses:
  Cost of product sales     1,062,085     733,261   1,894,768   1,461,068
  Selling, general, and
   administrative             237,254     169,488     497,910     327,445
                           ----------  ----------  ----------  ----------
Total operating expenses    1,299,339     902,740   2,392,678   1,788,513
                           ----------  ----------  ----------  ----------
Operating income              121,796     923,937     273,872   1,371,386

Other income (expense), net    12,314    (49,677)      22,414   (104,310)
                           ----------  ----------  ----------  ----------
  Income before taxes         134,110     874,260     296,286   1,267,076
                           ----------  ----------  ----------  ----------

Income taxes                 (15,771)      89,897     (5,929)      97,753
                           ----------  ----------   ---------  ----------
   Net income              $  149,881  $  784,363  $  302,215  $1,169,323
                           ==========  ==========  ==========  ==========
Net income per
   basic common share      $     0.01  $     0.08  $     0.03  $     0.13
                           ----------  ----------  ----------  ----------

Weighted average number of
  basic common shares
  outstanding              12,308,852   9,496,117  12,308,852   8,721,231
                           ==========  ==========   =========   =========

Net income per
  diluted common share     $     0.01  $     0.07  $     0.02   $    0.10
                           ----------  ----------  -----------  ---------
Weighted average number of
  diluted common shares
  outstanding              12,515,749  12,310,768  12,503,941  12,503,427
                           ==========  ==========   =========  ==========

See accompanying notes to consolidated financial statements.


                CERAMICS PROCESS SYSTEMS CORPORATION
               Consolidated Statements of Cash Flows

                                              Six month period ended
                                               July 3,      June 27,
                                                 1999          1998
                                              ---------     ---------
Cash flows from operating activities:
  Net income                                 $  302,215     $1,169,323
  Adjustments to reconcile net income to
   cash provided by operating activities
     Depreciation and amortization               91,425         87,780
   Changes in assets and liabilities:
     Accounts receivables, trade               ( 12,594)       389,534
     Inventories                               (217,429)     (418,154)
     Prepaid expenses                           (30,024)         2,461
     Accounts payable                           116,562       (49,829)
     Accrued expenses                           (35,253)      (42,282)
     Deferred revenue                            (4,694)      ( 8,427)
                                              ---------     ----------
       Net cash provided by
        operating activities                    210,208      1,130,406
                                              ---------     ----------
Cash flows from investing activities:
  Additions to property and equipment          (228,281)     (252,533)
  Deposits                                           65        (3,500)
                                              ---------     ----------
       Net cash used in
        investing activities                   (228,216)     (256,033)
                                              ---------      ---------
Cash flows from financing activities:
  Principal payments of capital lease
    obligations                                 (22,853)      (20,541)
  Proceeds from issuance of common stock                         3,364
  Principal payments of notes payable                        (344,830)
                                              ---------      ---------
       Net cash used in
        financing activities                   ( 22,853)     (362,007)
                                              ---------      ---------
Net increase (decrease) in cash and
  cash equivalents                             ( 40,861)       512,366
Cash and cash equivalents at
  beginning of period                         1,498,774        561,166
                                              ---------     ----------
Cash and cash equivalents at
  end of period                              $1,457,913     $1,073,532
                                              =========     ==========

See accompanying notes to consolidated financial statements.


               CERAMICS PROCESS SYSTEMS CORPORATION
            Notes to Consolidated Financial Statement
                          (Unaudited)

(1)  Nature of Business
------------------
     Ceramics Process Systems Corporation (the `Company` or `CPS`) serves the wireless communications, satellite communications, motor controller and other microelectronic markets by developing, manufacturing, and marketing advanced metal-matrix composite and ceramic components to house, interconnect and thermally manage microelectronic devices. The Company`s products are typically in the form of housings, packages, lids, substrates, thermal planes or heat sinks, and are used in applications where thermal management and or weight are important considerations.

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

     The accompanying financial statements for the fiscal quarters and six month periods ended July 3, 1999 and June 27, 1998 are unaudited. In the opinion of management, the unaudited consolidated financial statements of CPS reflect all adjustments necessary to present fairly the financial position and results of operations for such periods.

     The consolidated financial statements include the accounts of CPS and its wholly-owned subsidiary, CPS Superconductor Corporation. All significant intercompany balances and transactions have been eliminated. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

(3)  Net Income/Loss Per Common and Common Equivalent Share
------------------------------------------------------
     Basic EPS excludes the effect of any dilutive options, warrants or convertible securities and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed by dividing net income by the sum of the weighted average number of common shares and common share equivalents computed using the average market price for the period under the treasury stock method.

                                   Fiscal               Six month
                               Quarters Ended         Periods ended
                            July 3,      June 27,   July 3,    June 27,
                              1999         1998      1999       1998
                          -----------  ----------  ----------  ----------
Basic EPS Computation:
Numerator:
  Net income                 $149,881    $784,363  $  302,215  $1,169,323

Denominator:
  Weighted average
  common shares
  outstanding              12,308,852   9,496,117  12,308,852   8,721,231

Basic EPS                       $0.01       $0.08       $0.03       $0.13

Diluted EPS Computation:
Numerator:
  Net income                 $149,881    $784,363  $  302,215  $1,169,323
  Interest on
    convertible debt                0      42,027           0      87,290
                            ---------    --------   ---------   ---------
  Total net income           $149,881    $826,390  $  302,215  $1,256,613

Denominator:
  Weighted average
    common shares
    outstanding            12,308,852   9,496,117  12,308,852   8,721,231
  Stock options               206,897     216,475     195,089     219,001
  Convertible debt                  0   2,598,176           0   3,563,195
                           ----------   ---------  ----------  ----------
  Total Shares             12,515,749  12,310,768  12,503,941  12,503,427

Diluted EPS                     $0.01       $0.07       $0.02       $0.10

As of July 3, 1999 and June 27, 1998, the Company had 193,000 and 121,000 securities in the form of stock options to purchase common stock that were antidilutive, respectively.

 (4)  Inventory
     ---------
     Inventories consist of the following:

                              July 3,         December 26,
                               1999               1998
                             ---------          ----------

 Raw materials               $ 141,871          $  107,259
 Work in process               279,758              96,941
                             ---------          ----------
                             $ 421,629          $  204,200
                             =========          ==========

(5)  Accrued Expenses
     ----------------
     Accrued expenses consist of the following:

                              July 3,         December 26,
                               1999                1998
                             ---------          ----------
Accrued legal and
 accounting                  $  15,000          $   47,500
Accrued payroll                108,386             107,383
Accrued other                   25,393              29,149
                             ---------          ----------
                             $ 148,779          $  184,032
                             =========          ==========


(6) Supplemental Cash Flow Information
----------------------------------
      In the second fiscal quarter of 1999, the Company paid interest on leases for production equipment in the amount of $4,150 compared to $5,322 in the second fiscal quarter of 1998.


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


Results of Operations - Second Fiscal Quarter of 1999 (Q2 1999) Compared to
---------------------------------------------------------------------------
the Second Fiscal Quarter of 1998 (Q2 1998)
-------------------------------------------

     Total revenue decreased to $1,421 thousand in Q2 1999 from $1,827 thousand in Q2 1998, a 22% decrease. Revenue from product shipments increased 31% to $1,421 thousand in Q2 1999 from $1,086 thousand in Q2 1998 while revenue from licensing agreements declined to zero in Q2 1999 compared to revenue of $741 thousand in Q2 1998.

     Although the Company believes it will receive royalty payments from certain existing licensees in the future, the Company's primary focus is in manufacturing and selling metal matrix composites; selling of additional licenses is not a focus of management.

     The growth in product revenue in Q2 1999 compared to Q2 1998 was primarily due to increased shipments of the Company's metal-matrix composites for use as heat spreaders on microprocessors. Unit shipments in Q2 1999 were 42% higher than unit shipments in Q2 1998.

     Total operating expenses increased 44% to $1,299 in Q2 1999 compared to $903 thousand in Q2 1998. Cost of sales increased 45% while selling, general and administrative expenses increased 40% over this period.

     Gross margins on product sales in Q2 1999 were 25% compared to gross margins in Q2 1998 of 32%. This decline in gross margin is the result of changes in product mix and increased manufacturing expenses, primarily in the quality function, which the Company believes are essential to support future growth.

     The increase in selling, general and administrative expenses are the result of additional personnel and travel expense in the sales function.

    	As a result of changes in tax code relating to the Alternative Minimum Tax as applied to small businesses, income taxes in the second fiscal quarter of 1999 were $0 compared to $90 thousand in the second fiscal quarter of 1998.

     The cumulative effect of these revenues and costs resulted in net income of $150 thousand, or $0.01 per basic common share, in Q2 1999 versus net income of $784 thousand, or $0.08 per basic common share, in Q2 1998.

Results of Operations - First Six Months 1999 Compared to First Six
-------------------------------------------------------------------
Months of 1998
--------------
     Total revenue decreased 16% to $2,667 thousand in the first six months of 1999 from $3,160 in the first six months of 1998. Revenue from product shipments increased 10% in the first six months of 1999 to $2,667 thousand, from $2,419 thousand in the first six months of 1998. Revenue from licensing agreements declined to zero in the first six months of 1999 compared to $741 thousand in the first six months of 1998.

     The growth in product revenue in the first six months of 1999 compared to Q2 1998 was primarily due to increased shipments of the Company's metal-matrix composites for use as heat spreaders in microprocessors, partially offset by declines in unit shipments in the wireless communications area. Unit shipments in the first six months of 1999 were 8% higher than unit shipments in the first six months of 1998.

     Total operating expenses in the first six months of 1999 were $2,393 thousand, a 34% increase over operating expenses in the first six months of 1998 of $1,789 thousand. Cost of sales increased 29% while selling, general and administrative expenses increased 54% over the same period.

     Gross margins on product sales in the first six months of 1999 was 29% compared with gross margins in the first six months of 1998 of 40%. This decline in gross margin is the result of changes in product mix and increased manufacturing expenses, primarily in the quality function, which the Company believes are essential to support future growth.

     The increase in selling, general and administrative expenses are the result of additional personnel and travel expense in the sales function.

     Income taxes in the first six months of 1999 were ($6) thousand compared to $98 thousand in the the first six months of 1998.

     The cumulative effect of these revenues and costs resulted in net income of $302 thousand, or $0.03 per basic common share, in the first six months of 1999 versus net income of $1,169 thousand, or $0.13 per basic common share, in the first six months of 1998.

Financial Condition
-------------------
     The Company's financial condition and liquidity remained fairly constant as of the end of Q2 1999 compared to the end of fiscal 1998. The Company's cash balance as of July 3, 1998 was $1,458 thousand compared with the cash balance as of December 26, 1998 of $1,499 thousand, a 3% decline. In both 1998 and in the the first six months of of 1999, operations generated cash; in the the first six months of 1999 investments in equipment slightly exceeded the cash generated by operations.

     Inventories increased to $422 thousand at July 3, 1999 from $204 thousand at December 26, 1998. Raw material inventory increased to $141 thousand from $107 thousand, and work in process inventory increased to $280 thousand from $97 thousand over the same period. Management believes the increase in raw material inventory is appropriate to support the increased production volume. Work in process inventory varies with product mix and timing of customer demand.

     Accounts Receivable increased to $560 thousand at July 3, 1999 from $547 thousand at December 26, 1998.

     The Company financed its working capital requirements during Q2 1999 with funds generated by operations. The Company expects it will continue to be able to fund its working capital requirements for the remainder of 1999 through operations.

Year 2000 Issue
---------------
     The Company has identified three areas of possible exposure to Year 2000 problems: 1) Application programs (financial, CAD/CAM and management information programs) used by the company, 2) Embedded programs in production and analytical equipment used by the Company, and 3) Programs used by vendors, customers and other third parties with whom the Company does business.

     The Company has completed an assessment of its exposure in each of these three areas and has developed a plan and timetable to address issues identified, and has completed the plan in the first and second areas. The assessment indicated the area of greatest risk is the area of application programs. In the process of addressing the Year 2000 issue, the Company has concurrently sought to upgrade certain computer systems to provide greater functionality. In 1998, the Company purchased and installed new financial, accounting, and selected manufacturing computer systems which are Year 2000 compliant and which provide greater functionality. For the application programs which the Company does not intend to replace but which are not currently Year 2000 compliant, the Company has identified patches and upgrades which the company has implemented.

     Regarding the second area, the Company has tested production and analytical equipment to determine if Year 2000 problems exist, and has implemented upgrades, manual workarounds, or replaced the equipment where problems have been identified. In the process of addressing the Year 2000 issue, the Company has concurrently sought to upgrade production capability and accordingly has purchased certain new pieces of equipment which are Year 2000 compliant and which provide greater production capability. The Company believes all production and analytical equipment currently in use is Year 2000 compliant.

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


                            Ceramics Process Systems Corporation
                                          (Registrant)

Date: 	August 16, 1999              /s/Grant C. Bennett
                                        Grant C. Bennett
                                        President and Treasurer
                                        (Principal Executive
                                        Officer)