Form 10-Q
period 1999-10-02
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 1999-11-12
CIK 814676

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                         FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended October 2, 1999
                 or
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

             APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of October 2, 1999: 12,285,969





               CERAMICS PROCESS SYSTEMS CORPORATION


                           Form 10-Q

           For The Fiscal Quarter Ended October 2, 1999

                             Index



PART I:  FINANCIAL INFORMATION                               Page

         Item 1:  Consolidated Financial Statements          3-9

                  Consolidated Balance Sheets as of
                  October 2, 1999 and December 26, 1998      3-4

                  Consolidated Statements of Operations
                  for the fiscal quarters and nine-month
                  periods ended October 2, 1999 and
                  September 26, 1998                           5

                  Consolidated Statements of Cash Flows
                  for the nine-month periods ended October
                  2, 1999 and September 26, 1998               6

                  Notes to Consolidated Financial
                  Statements                                 7-9


         Item 2:  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                9-12


PART II: OTHER INFORMATION

         Items 1-6                                            12


Signatures                                                    12








PART I  FINANCIAL INFORMATION

                   ITEM 1  FINANCIAL STATEMENTS

                CERAMICS PROCESS SYSTEMS CORPORATION
                    Consolidated Balance Sheets


                                   October 2,       December 26,
                                         1999               1998
                                 ------------        -----------
ASSETS

Current assets:
  Cash                             $1,177,316         $1,498,774
  Accounts receivable, trade          721,591            514,152
  Accounts receivable, other          118,417             32,982
  Inventories                         246,588            204,200
  Prepaid expenses                     21,522              1,830
                                   ----------         ----------
     Total current assets           2,285,434          2,251,938
                                   ----------         ----------

Property and equipment:
  Production equipment              1,951,210          1,569,021
  Furniture and office equipment      181,134            155,232
  Accumulated depreciation
   and amortization               (1,145,071)        (1,000,637)
                                   ----------         ----------
     Net property and equipment       987,273            723,616
                                   ----------         ----------
  Deposits                       		     5,207	     	       8,772
                                   ----------         ----------
Total assets                       $3,277,914         $2,984,326
                                   ==========         ==========



See accompanying notes to consolidated financial statements.




                 CERAMICS PROCESS SYSTEMS CORPORATION
                Consolidated Balance Sheets (continued)

                                     October 2,          December 26,
                                           1999                  1998
                                   ------------           -----------
LIABILITIES AND STOCKHOLDERS'
 EQUITY

Current liabilities:
 Accounts payable                  $     94,743          $     96,753
 Accrued expenses                       164,279               184,032
 Deferred revenue                       133,885               142,266
 Current portion of obligations
   under capital leases                  50,877                46,959
                                   ------------          ------------
Total current liabilities               443,784               470,010


Obligations under capital
  leases less current portion            86,492               125,155
                                   ------------          ------------
Total Liabilities                       530,276               595,165
                                   ------------          ------------
Stockholders' Equity
Common stock, $0.01 par value.
  Authorized 15,000,000 shares;
  issued 12,308,852 shares at December
  26, 1998, outstanding 12,308,852
  shares at October 2, 1999        	    123,089               123,089

Additional paid-in capital           32,656,353            32,656,353

Accumulated deficit                 (29,970,969)          (30,329,446)

Less treasury stock, at cost,
  22,883 common shares at October
  2, 1999 and December 26, 1998         (60,835)              (60,835)
                                   ------------          ------------
Total Stockholders' Equity
                              						  2,747,638             2,389,161
                                   ------------          ------------
Total Liabilities and
  Stockholders' Equity
                         					     $  3,277,914          $  2,984,326
                                   ============          ============

See accompanying notes to consolidated financial statements.



                CERAMICS PROCESS SYSTEMS CORPORATION
                Consolidated Statements of Operations

                            Fiscal Quarters Ended  Nine-Month Periods Ended
                            Oct. 2,      Sept. 26,     Oct. 2,     Sept. 26,
                               1999          1998         1999         1998
Revenue:                 ----------   -----------   ----------    ---------

Product sales           $ 1,197,188   $ 1,260,767  $ 3,863,737  $ 3,679,916
License agreements                -             -            -      740,750
                         ----------   -----------   ----------    ---------
Total revenue             1,197,188     1,260,767    3,863,737    4,420,666
                         ==========   ===========   ==========   ==========

Operating expenses:
  Cost of sales           1,025,218       798,503    2,919,985    2,259,571
  Selling, general, and
   administrative           228,996       162,961      726,906      486,163
                         ----------   -----------   ----------   ----------
Total operating expenses  1,254,214       961,464    3,646,891    2,745,734
                         ----------   -----------   ----------   ----------
Operating income (loss)    (57,026)       299,303      216,846    1,674,932

Other income (exp.), net    113,288        96,978      135,702    ( 11,575)
                    				 ----------	  -----------   ----------   ----------
Income before taxes          56,262       396,281      352,548    1,663,357
                         ----------    ----------   ----------   ----------

Income taxes                      -        30,274      (5,929)      128,027
                    				 ----------    ----------   ----------   ----------
   Net income            $   56,262    $  366,007   $  358,477   $1,535,330
                         ==========    ==========   ==========   ==========
Net income per
   basic common share    $    0.005    $    0.029   $    0.029   $    0.154
                         ----------    ----------   ----------   ----------

Weighted average number
   of basic common
   shares outstanding    12,308,852    12,307,186   12,308,852    9,916,550
                         ==========    ==========   ==========   ==========

Net income per
   diluted common share  $    0.004    $    0.029   $   0.028    $    0.127
                         ----------     ----------   ---------    ---------
Weighted average number
   of diluted common
   shares outstanding    12,544,722     12,506,198  12,564,163   12,729,075
                         ==========     ==========  ==========   ==========

See accompanying notes to consolidated financial statements.


                CERAMICS PROCESS SYSTEMS CORPORATION
                Consolidated Statements of Cash Flows

                                               Nine-Month Periods Ended
                                                Oct. 2,     Sept. 26,
                                                   1999          1998
                                              ---------      --------
Cash flows from operating activities:
  Net income                                 $  358,477     $1,535,330
  Adjustments to reconcile net income
   to cash provided by
   operating activities:
     Depreciation and amortization              144,434        134,579
     Gain on disposal of equipment             (104,225)       (53,000)
Changes in assets and liabilities:
     Accounts receivable                       (292,874)      (115,084)
     Inventories                                (42,388)      (184,228)
     Prepaid expenses                           (19,693)         7,644
     Other current assets                                       (4,700)
     Accounts payable                             2,010        (47,601)
     Accrued expenses                           (19,753)      (176,513)
     Deferred revenue                            (8,381)       (16,083)
                                              ---------       --------
       Net cash provided by
        operating activities                     17,607      1,080,344
                                              ---------       --------
Cash flows from investing activities:
  Additions to property and equipment          (408,090)      (273,619)
  Disposal of property and equipment            100,205          5,000
  Deposits                                        3,565
                                               ---------      --------
    Net cash used in investing
     activities                                (304,320)      (268,619)
                                               ---------      --------
Cash flows from financing activities:
  Principal payments for capital lease
   obligations                                  (34,745)       (31,229)
  Principal payments of Notes Payable                         (344,830)
  Proceeds from issuance of common stock                         3,364
                                              ---------       --------
    Net cash used in
      financing activities                      (34,745)      (372,695)
                                              ---------       --------

Net increase (decrease) in cash                (321,458)       439,030
Cash at beginning of period                   1,498,774        561,166
                                              ---------      ---------
Cash at end of period                        $1,177,316     $1,000,196
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

     The accompanying financial statements for the fiscal quarters and nine month periods ended October 2, 1999 and September 26, 1998 are unaudited. In the opinion of management, the unaudited consolidated financial statements of CPS reflect all adjustments necessary to present fairly the financial position and results of operations for such periods.

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


                                   Fiscal               Nine month
                               Quarters Ended         Periods ended
                             Oct. 2,    Sept. 26,    Oct. 2,    Sept. 26,
                               1999          1998       1999         1998
                          -----------  ----------  ----------  ----------
Basic EPS Computation:
Numerator:
  Net income                 $ 56,262    $366,007  $  358,477  $1,535,330

Denominator:
  Weighted average
  common shares
  outstanding              12,308,852  12,307,186  12,308,852   9,916,550

Basic EPS                      $0.005      $0.029      $0.029      $0.154

Diluted EPS Computation:
Numerator:
  Net income                 $ 56,262    $366,007  $  358,477  $1,535,330
  Interest on
    convertible debt                -           -           -      87,290
                            ---------    --------   ---------   ---------
  Total net income           $ 56,262    $366,007  $  358,477  $1,622,620

Denominator:
  Weighted average
    common shares
    outstanding            12,308,852  12,307,186  12,308,852   9,916,550
    stock options             235,870     199,012     255,311     214,349
  Convertible debt                  -           -           -   2,598,176
                           ----------   ---------  ----------  ----------
  Total Shares             12,544,722  12,506,198  12,564,163  12,729,075

Diluted EPS                    $0.004      $0.029      $0.028      $0.127


(4)  Inventory
     ---------
     Inventories consist of the following:

                            October 2,        December 26,
                                  1999                1998
                             ---------          ----------

 Raw materials               $ 111,155          $  107,299
 Work in process               135,433              96,941
                             ---------          ----------
                             $ 246,588          $  204,200
                             =========          ==========







(5)  Accrued Expenses
     ----------------
     Accrued expenses consist of the following:

                            October 2,        December 26,
                                  1999                1998
                             ---------          ----------
Accrued legal and
 accounting                  $  24,062          $   47,500
Accrued payroll and
 other                         140,217             136,532
                             ---------          ----------
                             $ 164,279          $  184,032
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

Results of Operations - Third Fiscal Quarter of 1999 Compared to Third Fiscal Quarter of 1998
----------------------
     Revenue from product sales decreased 5% in Q3 1999 compared to Q3 1998. The decline in product revenue in Q3 1999 compared to Q3 1998 was primarily the result of a decline in shipments to a single major customer partially offset by increased shipments to new customers.

     Total operating expenses in Q3 1998 were $1.3 million, a 30% increase over operating expenses of $961 thousand in Q3 1998. Total operating expenses consist of cost of sales and sales, general and administrative expenses.

     Cost of sales were $1025 thousand in Q3 1999 compared to $799 thousand in Q3 1998, an increase of $227 thousand. The increase in cost of sales was primarily driven by 1) increased personnel expense in the quality and engineering functions, and 2) a significant increase in the number of new products in Q3 1999 compared to Q3 1998. During 1999, the Company has added indirect personnel in the quality and engineering functions to strengthen the Company's ability to grow and serve a broader range of customers. As a result fixed costs have increased in 1999, and the increase in fixed costs coupled with the decline in revenues in Q3 1999 resulted in reduced gross margins in Q3 1999 compared to Q3 1998. Shipments of new products grew significantly in Q3 1999 compared to Q3 1998, but these shipments did not totally offset reduced shipments to a single major customer. Although the average unit prices of many new products were higher than existing products, the higher prices were more than offset by higher direct labor and material costs, resulting in reduced gross margins. However, the Company expects that as the production volume increases for these new products the cost of manufacturing on a unit basis will decline.

     Sales, general and administrative expenses were $229 thousand in Q3 1999 compared to $163 thousand in Q3 1998, an increase of $66 thousand. This increase is primarily attributable to increased personnel costs and travel expenses in the sales function, primarily to support increased sales activities in Europe and Japan.

     Income taxes in Q3 1999 were $0 thousand compared to $30 thousand in Q3 1998 as a result of changes in the tax code for 1999 relating to small businesses and the alternative minimum tax.


Results of Operations - First Nine Months of 1999 Compared to First Nine Months of 1998
--------------
     Revenue from product sales increased 5% in the first nine months of 1999 compared to the first nine months of 1998. No revenue was earned from license agreements in the first nine months of 1999 compared to revenue of $741 thousand in the first nine months of 1998. Although the Company expects to receive royalties from existing license agreements in the future, selling of additional licenses to other companies to use the Company's proprietary technology is not a focus of management.

     Total operating expenses in the first nine months of 1999 were $3.6 million, a 33% increase over operating expenses of $2.7 in the first nine months of Q3 1998. Total operating expenses consist of cost of sales and sales, general and administrative expenses.

     Cost of sales were $2.9 million in the first nine months of 1999 compared to $2.3 million in the first nine months of 1998, an increase of $660 thousand. In the first nine months of 1999 the Company added personnel in the quality and engineering functions in anticipation of future growth, increasing fixed costs at a greater rate than revenues increased, resulting in reduced gross profits. The Company believes the personnel additions are essential to support a broader range of customers in the future, and the Company does not expect to continue to add fixed costs at the same rate in the future.

     Shipments of new products grew significantly in the first nine months of 1999 compared to the first nine months of 1998, offsetting a reduction in shipments of existing products to a single major customer, the net result being an increase of 4% in total unit shipments in the first nine months of 1999 compared to the first nine months of 1998. Although the average unit prices of many new products were higher than existing products, the higher prices were more than offset by higher direct labor and material costs, resulting in reduced gross margins. However, the Company expects that as the production volume increases for these new products the cost of manufacturing on a unit basis will decline.

     Sales, general and administrative expenses were $727 thousand in the first nine months of 1999 compared to $486 thousand in the first nine months of 1998, an increase of $241 thousand. This increase is attributable to increased personnel costs and travel expenses in the sales function, primarily to support increased sales activities in Europe and Japan.

     Income taxes in the first nine months of 1999 were ($6) thousand, compared to $128 thousand in the first nine months of 1998 as a result of changes in the tax code for 1999 relating to small businesses and the alternative minimum tax.

     The cumulative effect of these revenues and costs resulted in net income of $358 thousand, or $0.03 per basic share, $0.03 per diluted share, in the first nine months of 1999, compared to net income of $1,535 thousand, or $0.15 per basic share, $0.13 per diluted share in the first nine months of 1998.

Financial Condition
-------------------
     The Company`s cash balance at October 2, 1999 was $1,177 thousand compared to $1,499 thousand at December 26, 1998. In the first nine months of 1999 operations generated cash of $17 thousand. The Company consumed cash of $408 thousand by purchasing production equipment. These equipment additions provide the Company with increased capacity for future growth and with increased ability to serve a broader range of customers.

     Inventories increased to $246 thousand at October 2, 1999 from $204 thousand at December 26, 1998. Raw material inventory increased to $111 thousand from $107 thousand, and work in process inventory increased to $135 thousand from $97 thousand over the same period.

     Accounts Receivable increased to $840 thousand at October 2, 1999 from $547 thousand at December 26, 1998. Shipments to customers increased towards the end of the third quarter resulting in an increase in accounts receivables.

     The Company financed its working capital requirements during the third fiscal quarter of 1999 with funds generated by operations. Management considers cash flow from operations and available cash to be adequate to meet its working capital requirements for the foreseeable future.

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

     The Company has completed an assessment of its exposure in each of these three areas and has addressed the issues identified. The assessment indicated the area of greatest risk was in the area of application programs. In the process of addressing the Year 2000 issue, the Company has concurrently sought to upgrade certain computer systems to provide greater functionality. In 1998 and 1999, the Company purchased and installed new financial, accounting, and selected manufacturing computer systems which are Year 2000 compliant and which provide greater functionality.

     Regarding the second area, the Company has tested production and analytical equipment one machine at a time to determine where Year 2000 problems exist. The Company has purchased some new capital equipment which is Year 2000 compliant, to replace equipment which was not Year 2000 compliant and this equipment has been installed in an orderly manner without disrupting production. Based on its testing, the Company believes there are no remaining issues in this second area but there is no guarantee this will be the case.

     Regarding the third area the Company has qualified multiple vendors for all critical materials and has implemented an inventory policy the Company believes will reduce risk if vendors do have unanticipated short-term supply interruptions as the year 2000 begins.

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


                            Ceramics Process Systems Corporation
                                          (Registrant)

Date:       November 11, 1999           /s/Grant C. Bennett
                                        Grant C. Bennett
                                        President and Treasurer
                                        (Principal Executive
                                        Officer)