Form 10-K
period 2000-01-01
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 2000-03-31
CIK 814676

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 1, 2000
-------------------------------------------
                                   or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the transition period from to
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

Common Stock, par value, $0.01 per share
----------------------------------------
                                 (Title of class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
                         [X] Yes       [ ] No
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant`s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was $31,842,836 based on the average of the reported closing bid and asked prices for the Common Stock on March 1, 1999 as reported on the OTC Bulletin Board.

Number of shares of Common Stock outstanding as of January 1, 2000: 12,285,969 shares.

Documents incorporated by reference.

Part I
-----------------------------------------------------------------------
Item 1.  Business.

     Ceramics Process Systems Corporation (the `Company` or `CPS`) serves the wireless communications infrastructure market, high-performance microprocessor market, motor controller market, and other microelectronic markets by developing, manufacturing, and marketing advanced metal-matrix composite components to house, interconnect and thermally manage microelectronic devices. The Company`s products are typically in the form of housings, packages, lids, substrates, thermal planes, or heat sinks, and are used in applications where thermal management and/or weight are important considerations.

     The Company`s products are manufactured by proprietary processes the Company has developed including the QuicksetTM Injection Molding Process (`Quickset Process`) and the QuickCastTM Pressure Infiltration Process (`QuickCast Process`).

     Although the Company`s focus is manufacturing components, the Company has sold licenses to portions of its technology to strategic partners such as Hitachi Metals Ltd. In fiscal 1999, 100% of the Company`s total revenue was derived from manufactured products; in fiscal 1998 86.7% of the Company`s total revenue was derived from manufactured products and 13.3% from licensing fees; and in fiscal 1997, 91.5% of the Company`s total revenue was derived from manufactured products and 8.5% from licensing fees.

     The Company was incorporated in Massachusetts in 1984. The Company reincorporated in Delaware in April 1987, through merger into its wholly-owned Delaware subsidiary organized for purposes of the reincorporation. In July 1987, the Company completed its initial public offering of 1.5 million shares of its Common Stock.

Overview of Markets and Products
--------------------------------
     Consumer demand continues to motivate the electronics industry to produce products which:
- operate at higher speeds;
- are smaller in size; and
- operate with higher reliability.

     While these three requirements result in products of ever-increasing performance, these requirements also create a fundamental challenge for the designer to manage the heat generated by the system moving at higher speeds. Smaller assemblies further concentrate the heat and increase the difficulty of removing it.

     This challenge is found at each level in an electronic assembly: at the integrated circuit level speeds are increasing and line widths are decreasing; at the circuit board level higher density devices are placed closer together on circuit boards; and at the system level higher density circuit boards are being assembled closer together.

     The designer must resolve the thermal management issues or the system will fail. For every 10 degree Celsius rise in temperature, the reliability of a circuit is decreased by approximately half. In addition, heat usually causes changes in parameters which degrade the performance of both active and passive electronic components.

     To resolve thermal management issues the designer is primarily concerned with two properties of the materials which comprise the system: 1) thermal conductivity, which is the rate at which heat moves through materials, and 2) thermal expansion rate (Coefficient of Thermal Expansion or CTE) which is the rate at which materials expand or contract as temperature changes. The designer must ensure that the temperature of an electronic assembly stays within a range in which the differences in the expansion rates of the materials in the assembly do not cause a failure from breaking, delaminating, etc.

     CPS combines at the microstructural level a ceramic with a metal to produce a composite material which has the thermal conductivity needed to remove heat, and a thermal expansion rate which is sufficiently close to other components in the assembly to ensure the assembly is reliable. The ceramic is silicon carbide (SiC), the metal is aluminum (Al), and the composite is aluminum silicon carbide (AlSiC), a metal-matrix composite. CPS can adjust the thermal expansion rate of AlSiC components to match the specific application by modifying the amount of SiC compared to the amount of Al in the component.

     CPS produces products made of AlSiC in the shapes and configurations required for each application - i.e., in the form of lids, substrates, housing etc. Every product is made to a customer`s blueprint. The CPS process technology allows most products to be made to net shape, requiring no or little final machining.

     Although the Company`s focus today is on AlSiC components, the Company believes its proprietary Quickset- Quickcast process technology can be used to produce other metal-matrix composites which may meet future market needs.

     Today, the problem of thermal management is most acute in high-performance, high-density applications such as cellular basestations, high-performance microprocessors, motor controllers and components for satellite communications. However, as the trends towards faster speeds, reduced size and increased reliability continue, and as high-density circuitry is used in a larger number of applications, the Company believes that the Company`s products will be used in additional market segments.


Specific Markets and Products
-----------------------------

Wireless Communications Infrastructure Market
---------------------------------------------
     The demand for wireless telecommunications services such as cellular and Personal Communications Systems (`PCS`) has grown significantly during the past decade, driven by reduced costs for wireless handsets, a more favorable regulatory environment, increasing competition among service providers and a greater availability of services and microwave spectrum.

     In developing countries wireless telephone networks are being installed as an alternative to installing or upgrading traditional wireline networks. The growth in wireless communications has required, and will continue to require, substantial investment by service providers in infrastructure equipment such as basestations.

     The Company manufactures substrates and heat sinks on which high-performance circuits such as power amplifiers are mounted in wireless basestations. Use of the company`s products allows the basestation manufacturer to reduce overall basestation size, increase the number of calls a basestation can handle, and to improve reliability.


Lids for High-Performance Microprocessors and Other Integrated Circuits
-----------------------------------------------------------------------
     Increases in speed, circuit density, and the number of connections in microprocessor chips (MPUs) and application specific integrated circuits (ASICs) are accelerating a transition in the way in which these ICs are packaged. Packages provide mechanical protection to the integrated circuit (IC), enable the IC to be connected to other circuits via pins, solder bumps or other connectors, and allow attachment of a heat sink or fan to ensure the IC does not overheat. In the past most high-performance ICs were electrically connected to the package by fine wires in a process known as wire bonding. Increasingly high-performance semiconductors are connected to the package by placing metal bumps on the connection points of the die, turning the die upside down in the package, and directly connecting the bumps on the die with corresponding bumps on the package base by reflowing the bumps. This is referred to as a "flip-chip package". Flip chip packages allow for connection of a larger number of leads in a smaller space, and can provide other electrical performance advantages compared to wire bonded packages.

     In many flip chip configurations a lid or cap is placed over the die to protect the die from mechanical damage and to facilitate the removal of heat from the die. Often a heat sink or fan is then attached to the lid. For a high-density die the package designer must ensure that the lid has sufficient thermal conductivity to remove heat from the die, and that all components of the package assembly - the die itself, the package base, and the package lid - are made from materials with sufficiently similar thermal expansion rates to ensure the assembly will not break itself apart over time as it thermally cycles.

     The Company`s composite material, AlSiC, has been developed to meet these two needs: it is engineered to have sufficient thermal conductivity to allow the heat generated by the die to be removed through the lid, and it is engineered to expand upon heating at a rate similar to other materials used in the package assembly in order to ensure reliability of the package over time as it thermally cycles. The Company produces lids made of AlSiC for high performance microprocessors used in servers and other applications.

     Most participants in the semiconductor industry believe the densities of ICs will continue to increase following the well-known "Moore`s Law". As IC densities increase, generally so does the IC size, and the amount of heat generated by the IC. The company believes the need for thermal management will continue to grow rapidly. For example, the Semiconductor Industry Association (SIA) 1997 Roadmap anticipates the use of 1.5 GHz, 40 million transistor, 385mm2 microprocessor chips dissipating as much as 110 Watts in workstations and servers to be offered in 2001, and a further substantial increase to 3.5 GHz, 200 million transistor, 520 mm2 chips dissipating 160 watts for use in workstations and servers to be offered in 2006.


Motor Controller Market
-----------------------
     The use of power modules to control electric motors of all sizes is growing. This growth is the result of several factors including emerging high-power applications which demand power controllers such as trains, subways and certain industrial equipment, and cost declines in power modules which increasingly make variable speed drives cost effective. Power semiconductors are a very significant portion of the cost of variable speed drives, and the cost of the module housing and thermal management system are also significant; declines in the costs of all these components is driving increased use of variable speed drives. For example, worldwide approximately 50 million AC induction motors greater than one-half horsepower are installed every year. Today only a small percentage of these motors use variable speed drives because of costs; as costs decline industry observers predict increased use of variable speed drives.

     The Company provides substrates, baseplates and heatsinks on which power semiconductors are mounted to produce modules for motor control. The Company`s AlSiC baseplates have sufficient thermal conductivity to allow for removal of heat through the baseplate, and have a thermal expansion rate sufficiently similar to the other components in the assembly to ensure reliability over time as the assembly thermally cycles. The Company believes this market will continue to grow as the use of power modules penetrates additional motor applications, and as electric motors themselves penetrate new applications such as the hybrid electric vehicle.


Satellite Communications Market
-------------------------------
     Satellites provide several advantages over earth-based facilities for many telecommunications applications. Satellites enable high-speed communications service where there is no earth-based alternative available which is often the case for military operations and for communications services in developing countries. Another advantage is that the cost to provide services via satellite does not increase with the distance between sending and receiving stations. The cost of providing services via satellite can be less than the cost of installing copper or fiber optic networks.

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

     The Company produces housings, substrates, baseplates, and heatsinks on which circuitry is mounted for use in satellites. In addition to the thermal conductivity and the tailored thermal expansion rate, AlSiC is a very lightweight material which is an important attribute for applications which are air-borne, spaced-based or transportation related.

Customers
---------
     The Company sells to major United States microelectronics systems houses. The Company`s customers typically purchase prototype and evaluation quantities of the Company`s products over a one to three year period before entering into recurring production.

     In fiscal 1999, the Company`s three largest customers accounted for 67%, 8%, and 6% of total revenues, respectively. In fiscal 1998, the Company`s three largest customers accounted for 72%, 13%, and 6% of total revenues. In fiscal 1997, the Company`s three largest customers accounted for 56%, 9% and 9% of total revenues.

    	In fiscal 1999, 89% of the Company`s revenues were derived from commercial applications and 11% were derived from defense related
applications.   In fiscal 1998, 94% of the Company`s revenues were
derived from commercial applications and 6% were derived from defense related applications. In fiscal 1997, 76% of the Company`s total revenues were derived from commercial applications and 24% were derived from defense related applications.

Research and Development
------------------------
     The Company continues to perform product development under prototype manufacturing agreements with customers. The Company had no externally funded collaborative research and development agreements in fiscal years 1999, 1998, or 1997.

Availability of Raw Materials
-----------------------------
     The Company uses a variety of raw materials from numerous domestic and foreign suppliers. These materials are primarily aluminum ingots, ceramic powders and chemicals. The raw materials used by the Company are available from domestic and foreign sources and none is believed to be scarce or restricted for national security reasons.

Patents and Trade Secrets
-------------------------
     As of January 1, 2000, the Company had 10 United States patents. The Company also has several international patents covering the same subject matter as the U.S. patents. The Company`s licensees have rights to use certain patents as defined in their respective license agreements. The Company has granted co-ownership of five of its patents and licensing rights to a joint venture company, Metals Process Systems
(MPS) in exchange for its equity ownership in MPS. Under terms of the agreement, MPS has the exclusive right to use such patents in the area of metal powders and the Company has the exclusive right to use such patents in all other areas, provided, however, that MPS has granted to the Company a non-exclusive license to use the patents in the area of metal powders.

     The Company intends to continue to apply for domestic and foreign patent protection in appropriate cases. In other cases, the Company believes it may be better served by reliance on trade secret protection. In all cases, the Company intends to seek protection for its technological developments to preserve its competitive position.

Backlog and Contracts
---------------------
     As of January 1, 2000, the Company had a product backlog of $1.45 million compared with a product backlog of $1.27 million at December 26, 1998. The Company shipped 100% of the year-end 1998 product backlog in fiscal 1999.

Competition
-----------
     The Company has developed and expects to continue to develop products for a number of different markets and will encounter competition from different producers of metal-matrix composites and other competing materials.

     The Company believes that the principal competitive factors in its markets include technical competence, product performance, quality, reliability, price, corporate reputation, and strength of sales and marketing resources. The Company believes its proprietary processes, reputation, and the price at which it can offer products for sale will enable it to compete successfully in the advanced microelectronics markets. However, many of the American and foreign companies now producing or developing metal-matrix composites have far greater financial and sales and marketing resources than the Company, which may enable them to develop and market products which would compete against those developed by the Company.

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

Employees
---------
     As of January 1, 2000, the Company had 50 full-time employees, of whom 45 were engaged in manufacturing and engineering and 5 in sales and administration. The Company also employs temporary employees as needed to support production and program requirements.

     None of the Company`s employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be excellent.

Item 2.  Properties.

     All of the Company`s operations including corporate headquarters, manufacturing operations and engineering activities are located in a leased facility in Chartley, Massachusetts. The Company is operating at the Chartley facility as a tenant-at-will.

     The Company`s rental expense for operating leases was $82 thousand, $82 thousand and $68 thousand in fiscal 1999, 1998 and 1997, respectively.

Item 3.  Legal Proceedings.

     The Company is not a party to any litigation which could have a material adverse effect on the Company or its business and is not aware of any pending or threatened material litigation against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended January 1, 2000.

Part II
------------------------------------------------------------------
Item 5.  Market for Registrant`s Common Stock and Related
Stockholder Matters

     On January 1, 2000, the Company had 876 shareholders. The high and low closing bid prices of the Company`s common stock for each quarter during the years ended January 1, 2000 and December 26, 1998 are shown below.

                                1999                1998
                          ---------------      --------------
                          High       Low       High       Low
                          ----       ----      ----      ----
1st Quarter               $1.69      $1.19     $2.71    $2.00
2nd Quarter               $2.00      $1.38     $2.62    $1.38
3rd Quarter               $1.63      $1.00     $1.96    $1.25
4th Quarter               $1.19      $0.63     $1.53    $1.25

     The Company has never paid cash dividends on its Common Stock. The Company currently plans to reinvest its earnings, if any, for use in the business and does not intend to pay cash dividends in the foreseeable future. Future dividend policy will depend, among other factors, upon the Company`s earnings and financial condition.

     The Company`s Common Stock is traded on NASD`s Over-the-Counter Bulletin Board (OTCBB) under the symbol CPSX.

Item 6.  Selected Consolidated Financial Data

     The following selected financial data of the Company should be read in conjunction with the consolidated financial statements and related notes filed as part of this Annual Report on Form 10-K.



SELECTED CONSOLIDATED FINANCIAL DATA

For the Fiscal Year:           1999      1998      1997      1996    1995
---------------------------------------------------------------------------
Summary of Operations
---------------------
Product Revenue              $4,806    $4,788    $4,198    $1,922    $1,385
License Revenue                   0       737       391        85         2
Operating Expenses            4,723     3,722     2,993     2,201     2,221
                             ------    ------    ------    ------    ------
Operating Income (Loss)          83     1,803     1,596     (194)     (834)
Net Other Income (Expense)      155     (131)     (219)     (217)     (274)
                             ------    ------    ------    ------    ------
Net Income (Loss)            $  238   $ 1,672   $ 1,377   $( 411)  $(1,108)
                             ======    ======    ======   ======     ======
Net Income (Loss) Per
  Basic Common Share         $ 0.02   $  0.16   $  0.18  $ (0.05)   $(0.14)
                             ======    ======    ======    ======    ======
Weighted Average Basic
  Number of Common Shares
  Outstanding                12,286    10,566     7,799     7,781     7,675
                             ======     =====     =====     =====    ======
Net Income (Loss) Per
  Diluted Common Share       $ 0.02   $  0.14   $  0.13  $ (0.05)   $(0.14)
                             ======    ======    ======    ======    ======
Weighted Average Diluted
  Number of Common Shares
  Outstanding                12,483    12,547     12,280    7,781     7,675

                             ======    ======     ======   ======    ======
--------------------------------------------------------------------------
Year-end Position
-----------------

Working Capital (Deficit)    $1,812   $ 1,782   $(1,788)  $(3,200)  $(2,736)

Total Assets                  3,186     2,984     1,905       795       526

Long-term Obligations           197       125       310        88         -

Stockholders` Equity
  (Deficit)                  $2,627   $ 2,389   $(1,520)  $(2,905)  $(2,493)


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

Results of Operations
---------------------

Revenue
-------
     Revenue from sales of products in fiscal 1999 was $4.81 million, up slightly from sales of products in fiscal 1998 of $4.78 million. No revenue was received from licensing agreements in fiscal 1999 compared to $0.74 million received from licensing agreements in fiscal 1998. Because no licensing revenue was received in fiscal 1999, total revenue decreased $720 thousand or 13% to $4.81 million in fiscal 1999 from $5.52 million in fiscal 1998.

     Although product revenue increased only slightly in fiscal 1999 compared to fiscal 1998, the sources of product revenue changed significantly. Demand from the Company`s largest customer declined in fiscal 1999 by $0.75 million, or 19%, compared to fiscal 1998, while revenue from other customers increased by $0.77 million, or 94%.

     Total revenue of $5.52 million in fiscal 1998 reflects an increase of $936 thousand or 20% over total revenue of $4.59 million in fiscal 1997. The increase in revenue from fiscal 1997 to fiscal 1998 was due to increased product shipments of $590 thousand, and increased revenues from licensing activities of $347 thousand.

Operating Costs
---------------

     Total operating costs were $4.7 million, $3.7 million, and $3.0 million for years fiscal 1999, fiscal 1998, and fiscal 1997, respectively.

     Operating costs increased in fiscal 1999 compared to fiscal 1998 by $1 million as a result of two factors, 1) actions taken, primarily the hiring of additional personnel, to strengthen and improve the quality, engineering, manufacturing and sales functions within the Company to prepare for future growth, and 2) changes in the product mix. In fiscal 1999 the Company hired managers for new business development and quality assurance, and technicians for product development, quality assurance and maintenance, in addition to operators for production positions. The Company purchased additional capital equipment for the quality department and manufacturing operations. The Company also conducted a year-long program to revise and upgrade its quality system with the objective of achieving registration to the ISO 9001 standard in early 2000. Management believes these actions will enable the company to better meet the rigorous quality requirements of its current and
future customer base.   Changes in product mix resulted in increases in
tooling and raw material expenses. Operating costs increased in fiscal 1998 compared to fiscal 1997 by $0.7 million primarily as a result of increased sales volume.

     Cost of sales for fiscal years 1999, 1998, and 1997 were $3.8 million $3.0 million, and $2.5 million, respectively. Selling, general and administrative costs were $0.9 million, $0.7 million, and $0.5 million for these same years, respectively.

     The $0.8 million increase in cost of sales in fiscal 1999 versus fiscal 1998 is attributable to increased overhead expenses described above, as well as increased raw material and labor expenses associated with changes in product mix. The $0.5 million increase in cost of sales in fiscal 1998 versus fiscal 1997 is due to higher average sales volume in fiscal 1998.

     Gross margins on product revenue for fiscal years 1999, 1998 and 1997 were 21%, 37% and 41% respectively. As the Company has transitioned from a research and development focus to a manufacturing focus, the Company has incurred expenses to build the manufacturing infrastructure needed to support future growth. In 1999, the Company added engineering and preventative maintenance personnel, for example. The Company does not anticipate continuing to add fixed costs at a
greater rate than revenue growth in the near future.   In addition,
fiscal 1999 gross margins were negatively affected by reduced shipments in the second half of fiscal 1999 to the Company`s largest customer, resulting in the fixed costs being spread over a smaller base.

     Selling, general and administrative expenses for fiscal years 1999, 1998 and 1997 were $0.9 million, $0.7 million, and $0.5 million respectively. The increase of $0.2 million from fiscal 1998 to fiscal 1999, and the increase of $0.2 million from fiscal 1997 to fiscal 1998 primarily resulted from hiring additional sales personnel in fiscal 1999 and fiscal 1998, and incurring additional travel and sales promotion expenses. The Company began to sell product actively in Europe in fiscal 1999.

     The Company continues to perform product development under prototype manufacturing agreements with customers. The Company had no externally funded collaborative research and development agreements in fiscal 1999, 1998 or 1997.

Net Other Income and Expense
------------------
     The Company had net other income (expense) of $149 thousand, $0 thousand and ($219) thousand for the fiscal years 1999, 1998 and 1997 respectively. The increase in net other income in fiscal 1999 compared to fiscal 1998 is primarily due to the gain on sale of obsolete equipment. Additionally, interest income increased due to average higher cash balances in fiscal 1999. Net other expenses were similar in amount in 1999 and 1998, and were primarily interest expense.

Income Taxes
------------
     The Company`s Federal income tax expenses were ($6), $36, and $21 thousand for 1999, 1998 and 1997 respectively. The Company paid no income tax in 1999 due to its tax loss carryforwards and changes in the tax code relating to small business and the alternative minimum tax. The ($6) expense for 1999 is an adjustment for over accrual of taxes in 1998.

     Certain provisions of the Internal Revenue Code limit the annual utilization of net operating loss carryforwards if, over a three-year period, a greater than 50% change in ownership occurs. The Company believes that they did not exceed the 50% ownership change in the three-year period ending January 1, 2000; therefore, at January 1, 2000 all net operating loss carryforwards are available to offset future taxable income.

Liquidity and Cash Reserves
---------------------------
     Cash on hand of $1,034 thousand at fiscal year end 1999 reflects a decrease of $465 thousand or 31% over cash on hand of $1,499 thousand at fiscal year end 1998. Government securities on hand at fiscal year end 1999 were $307 thousand compared to no government securities on hand at fiscal year end 1998. In fiscal 1999, operations generated net cash of $365 thousand, investing activities, primarily the purchase of capital equipment and short term investments in the form of government securities, consumed net cash of $784 thousand, and financing activities, namely principal payments of capital lease obligations, consumed net cash of $47 thousand.

     Cash on hand of $1,499 thousand at fiscal year end 1998 reflects an increase of $938 thousand or 167% over cash on hand of $561 thousand at fiscal year end 1997. The increase in 1998 from 1997 is primarily the result of receipt of licensing fees, and cash generated by operations.

     In 1999, 1998, and 1997 the Company financed its operations through funds generated from operations.

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

     The Company believes it will be able to finance its working capital obligations and capital expenditures through funds generated from operations throughout 2000. The Company continues to sell to a limited number of customers and loss of any one of these customers could cause the Company to require external financing.

Newly Issued Accounting Pronouncements and Future Accounting Changes
--------------------------------------------------------------------

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the Effective Date of SFAS No. 133", in fiscal 2001. To date the Company has not utilized derivative instruments or engaged in hedging activities, and therefore the adoption of SFAS No. 133 is not expected to have a material impact on the Company`s financial position or results of operations.

     In December 1999, the Securities and Exchange Commission
("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes the SEC`s view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required no later than the Company`s second quarter of the fiscal year 2000. The effect of applying the guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company`s evaluation of SAB 101 is not yet complete.

Year 2000 Issue
---------------
     In 1998 and 1999 the Company identified three areas of possible exposure to Year 2000 problems: 1) application programs (financial, CAD/CAM and management information programs) used by the company, 2) embedded programs in production and analytical equipment used by the Company, and 3) programs used by vendors, customers and other third parties with whom the Company conducts business.

     The Company completed an assessment of its exposure in each of these three areas and developed and implemented a plan to address issues identified. The assessment indicated the area of greatest risk was the area of application programs. In the process of addressing the Year 2000 issue, the Company concurrently sought to upgrade certain computer systems to provide greater functionality. In fiscal 1998 and 1999, the Company made capital expenditures of less than $100 thousand to purchase and install new financial, accounting, and selected manufacturing computer systems which are Year 2000 compliant and which provide greater functionality.

     Regarding the second area, the Company tested all production and analytical equipment to determine where Year 2000 problems existed, and implemented upgrades or other remedies as appropriate. No production or analytical equipment required replacement as a result of Year 2000 problems.

     Regarding the third area, the Company interviewed vendors and customers to determine their exposure to Year 2000 issues, and developed a contingency plan for sourcing materials and other services in the event of an interruption.

     As of March 1, 2000 the Company has not experienced any interruptions in its operations from the Year 2000 issue, and does not expect any interruptions in the future; however there can be no assurance this will be the case.

Inflation
---------
     Inflation had no material effect on the results of operations or financial condition during 1999, 1998 or 1997. There can be no assurance; however, that inflation will not affect the Company`s operations or business in the future.

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

     The directors and executive officers of the Company are as follows:

Name                     Age                 Position
----                     ---                 --------
Grant C. Bennett         45                  President
                                             Chief Executive
                                             Officer,
                                             Treasurer
                                             and Director

Michael Bernique         56                  Director

H. Kent Bowen            58                  Director

Francis J. Hughes, Jr.   49                  Director

     Mr. Grant C. Bennett has held the positions of President, Chief Executive Officer and Director of the Company since September, 1992. Prior to that time, he served as Vice President-Marketing and Sales of the Company from November, 1985 to September, 1992. Before joining CPS, Mr. Bennett was a consultant at Bain & Company, a Boston-based management consulting firm.

     Mr. Michael Bernique is currently President and CEO of TelOptica, a network optimization and professional services firm. He served as President, Satellite Data Networks Group of General Instrument Corporation from 1996 to 1998, as Senior Vice President, North American Sales and Vice President and General Manager, Transmission Products Division of DSC Communications from 1989 to 1996, and in a variety of positions with Motorola from 1985 to 1989, including Vice President Domestic Operations, Cellular Infrastructure. Mr. Bernique was elected to the Company`s Board of Directors in 1999. Mr. Bernique is also Chairman of the Board of Directors of RF Monolithics, Inc.

     Dr. H. Kent Bowen has served as a Professor at Harvard Business School since July, 1992. Prior to that time, he held the position of Ford Professor of Engineering at the Massachusetts Institute of Technology (`MIT`) from 1981 to 1992. Dr. Bowen served as Co-Director of the Leaders for Manufacturing Program at MIT from 1991 through July, 1992. Dr. Bowen has been a Director of the Company since 1984 and served as Chairman of the Board of Directors of the Company from 1984 to August, 1988. Dr. Bowen is also a director of SPX Corporation.

     Mr. Francis J. Hughes, Jr. has served as President of American Research and Development Corporation (`ARD`), a venture capital firm, since 1992. Mr. Hughes joined ARD`s predecessor organization in 1982, and became Chief Operating Officer in 1990. Mr. Hughes served as General Partner of the following venture capital funds: ARD I, L.P., ARD II, L.P. (since July, 1985), ARD III, L.P. (since April, 1988), Hospitality Technology Fund, L.P.(since June, 1991) and Egan-Managed Capital, L.P. (since February, 1997). Mr. Hughes has served as a Director of the Company since 1993. Mr. Hughes is also a director of RF Monolithics, Inc.

     There are no family relationships between or among any executive officers or directors of the Company.

Item 11.  Executive Compensation

     The following table sets forth certain information with respect to the annual and long-term compensation of the Company`s Chief Executive Officer for the three fiscal years ended January 1, 2000. No other executive officer of the Company serving on the last day of fiscal year 1999 received total annual salary and bonus in excess of $100,000.

SUMMARY COMPENSATION TABLE

                          Annual Compensation     Long Term Compensation
                                        Other                  All Other
                                      Compen- Options/    LTIP Compensa-
Name & Position   Year   Salary Bonus  sation    SAR`s Payouts      tion
---------------------- -------- ----- ------- -------- ------- ---------
                                 ($)   ($)     ($)      ($)     ($)    ($)
Grant C. Bennett  1999 $125,000  $0    $0       0       $0      $0     $0
 President and    1998 $104,026  $0    $0       0       $0      $0     $0
 Chief Executive  1997 $100,163  $0    $0       0       $0      $0     $0
 Officer

     The Company`s President and Chief Executive Officer did not receive option grants during fiscal year 1999. During fiscal year 1999 no options were exercised by him, and at the end of the fiscal year 1999 no options were held by him.

Directors` Fees
---------------
     The Company adopted the 1992 Director Stock Option Plan ("1992 Director Plan") on February 20, 1992. As of January 1, 2000 options to purchase 35,000 shares of Common Stock were outstanding under the 1992 Director Plan. No grants were made under this plan in fiscal 1999, 1998 or 1997. The 1992 Director Plan expired on April 16, 1998 and no new grants are available under it.

     The Company adopted the 1999 Stock Incentive Plan ("1999 Plan") on January 22, 1999. Under the terms of the 1999 Plan, all of the Company`s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock awards, or other stock-based awards. In 1999, options to purchase 24,000 shares of the Company`s Common Stock were granted to directors under the 1999 Plan. All options granted are nonstatutory stock options granted at the fair market value of the stock, are exercisable one year from the date of grant, and expire ten years from the date of grant. The 1999 Plan includes provisions for the acceleration of vesting in the event of a change in control of the Company. Outside directors may receive expense reimbursements for attending board and committee meetings. Directors who are officers or employees of the Company do not receive any additional compensation for their services as directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information, as of March 1, 2000, with respect to the beneficial ownership of the Company`s Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each Director of the Company, (iii) each Executive Officer of the Company named above in the Summary Compensation Table, and (iv) all Directors and Officers as a group:

                                                   Percentage of
                                   Common Stock        Shares of
Name and Address                   Beneficially     Common Stock
of Beneficial Owner                       Owned  (1) Outstanding
-------------------                   ------------   -----------
ARD Master, L.P.
  30 Federal Street
  Boston, MA 02110-2508	              1,173,214  (2)        9.5%

ARD I, L.P.
  30 Federal Street
  Boston, MA 02110-2508               1,021,884  (3)         8.3

Waco Partners
 c/o Wechsler & Co., Inc.
 105 South Bedford Road, Suite 310
 Mount Kisco, NY  10549               1,669,980            13.6%

Grant C. Bennett (Director & Officer) 1,627,331            13.2%

Michael Bernique (Director)               8,000  (4)           *

H. Kent Bowen (Director)                 16,000  (5)           *

Francis J. Hughes, Jr. (Director)     2,199,598  (6)       18.3%

All Directors and Officers as a
 group (four  persons)                3,850,929  (7)       31.6%

*Less than 1% of the total number of outstanding shares of Common Stock.

1. The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, each stockholder referred to above has sole voting and investment power respect to the shares listed.

2. Total of 1,173,214 shares consists of 1,170,494 shares owned by ARD Master L.P., and options to purchase 2,720 shares of common stock exercisable within 60 days after March 1, 2000. Excludes options to purchase 4,500 shares of common stock held by Mr. Hughes which are exercisable within 60 days after March 1, 2000.

3. Total of 1,021,884 shares consists of 1,019,604 shares owned by ARD I, L.P., and options to purchase 2,280 shares of common stock exercisable within 60 days after March 1, 2000. Excludes options to purchase 4,500 shares of common stock held by Mr. Hughes which are exercisable within 60 days after March 1, 2000.

4. Consists of options to purchase 8,000 shares of common stock exercisable within 60 days after March 1, 2000

5. Consists of options to purchase 16,000 shares of common stock exercisable within 60 days after March 1, 2000.

6. Consists of shares and options to purchase shares described in Footnotes 2 and 3 above owned by ARD Master, L.P., and ARD I, L.P., and options to purchase 4,500 shares of common stock held by Mr. Hughes which are exercisable within 60 days after March 1, 2000.

7. Consists of all shares and options to purchase shares described in Footnotes 4,5 and 6 above, and shares owned by Grant C. Bennett listed in above table.


Item 13.  Certain Relationships and Related Transactions

     In 1994, the Company issued convertible subordinated notes to affiliates of Directors and other persons known by the Company to beneficially own more than 5% of the outstanding shares of the Company. In 1998 all remaining notes were converted into equity and accrued interest was paid in cash or converted into equity as summarized below. There were no notes outstanding as of year-end 1998 or year-end 1999.

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

     1.   Financial Statements
          --------------------
          The financial statements filed as part of this Form 10-K are listed on the Index to Consolidated
          Financial Statements of this Form 10-K.

     2.a. Exhibits
          --------
          The exhibits to this Form 10-K are listed on the
          Exhibit Index of this Form 10-K.

     2.b. Reports on Form 8-K
          -------------------
          None.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERAMICS PROCESS SYSTEMS CORPORATION

By:  /s/ Grant C. Bennett
     --------------------------
     Grant C. Bennett
     President
     Date: March 30, 2000

Pursuant to the Requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                                Date
--------------------       ------------------------     ------------



/s/ Grant C. Bennett         President, Treasurer and Director}
--------------------------   (Principal Executive Officer)    }
Grant C. Bennett                                              }
                                                              }
                                                              }
                                                              }
/s/ Michael Bernique            Director                      }
--------------------------                                    }
Michael Bernique                                              }Mar. 30,
                                                              }2000
                                                              }
                                                              }
/s/ H. Kent Bowen            Director                         }
--------------------------                                    }
H. Kent Bowen                                                 }
                                                              }
                                                              }
                                                              }
/s/ Francis J. Hughes, Jr.   Director                         }
--------------------------                                    }
Francis J. Hughes, Jr.                                        }
                                                              }



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

10.21 1999 Stock Incentive Plan adopted by the Company`s
Board of Directors on January 22, 1999

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



          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              OF
             CERAMICS PROCESS SYSTEMS CORPORATION



                                                        Page
------------------------------------------------------------

Report of Independent Accountants                         22

Consolidated Balance Sheets as of January 1, 2000 and
     December 26, 1998                                 23-24

Consolidated Statements of Operations for the years ended
     January 1,2000, December 26, 1998,
     and December 27, 1997                                25

Consolidated Statements of Stockholders` Equity (Deficit)
     for the years ended January 1, 2000,
     December 26, 1998 and December 27, 1997              26

Consolidated Statements of Cash Flows for the years ended
     January 1, 2000, December 26, 1998,
     and December 27, 1997                                27

Notes to Consolidated Financial Statements             28-37


All schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.



Report of Independent Accountants
------------------------------------------------------------------------


To the Board of Directors and Stockholders
Ceramics Process Systems Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Ceramics Process Systems Corporation and its subsidiary at January 1, 2000 and December 26, 1998, and the results of their operations and their cash flows for each of the fiscal years ended January 1, 2000, December 26, 1998 and December 27, 1997 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company`s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

Boston, Massachusetts
March 3, 2000




















                           CONSOLIDATED BALANCE SHEETS
                      Ceramics Process Systems Corporation

                                   ASSETS

                                           January 1,      December 26,
                                                 2000              1998
                                             --------          --------
Current assets:
     Cash & cash equivalents             $  1,033,522      $  1,498,774
     Short-term investments                   306,672                --
     Accounts receivable-trade                387,569           514,152
     Accounts receivable-other                109,065            32,982
     Inventories                              307,348           204,200
     Prepaid expenses                          30,193             1,830
                                         ------------      ------------
       Total current assets                 2,174,369         2,251,938

Property & equipment:
     Production equipment                   2,013,331         1,569,021
     Office equipment                         202,523           155,232
     Accumulated depreciation
      and amortization                    (1,204,000)       (1,000,637)
                                         ------------      ------------
       Net property and equipment           1,011,854           723,616
                                         ------------      ------------
     Deposits                                      --             8,772
                                         ------------      ------------
       Total assets
                                         $  3,186,223      $  2,984,326
                                         ============      ============

The accompanying notes are an integral part of the consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS (continued)
                            Ceramics Process Systems Corporation

                        LIABILITIES & STOCKHOLDERS` EQUITY

                                             January 1,     December 26,
                                                   2000             1998
                                                --------          ------

Current liabilities:
     Accounts payable                       $    142,667      $   96,753
     Accrued expenses                            157,300         184,032
     Deferred revenue                              9,884          10,670
     Current portion of capital lease
      obligations                                 52,255          46,959
                                              ----------        --------
     Total current liabilities                   362,107         338,414


      Deferred revenue                           124,000         131,596
      Long-term portion of capital lease
       obligations                                72,900         125,155
                                              ----------        --------
          Total liabilities                      559,006         595,165
                                              ----------        --------
Stockholders` Equity
     Common stock, $0.01 par value,
      authorized 15,000,000 shares; issued
      12,308,852 shares at January 1, 2000
      and 12,308,852 shares at
      December 26, 1998	                         123,089         123,089

     Additional paid-in capital                32,656,353     32,656,353

     Accumulated deficit                     (30,091,390)   (30,329,446)

     Less treasury stock, at cost, 22,883
      common shares                             (60,835)        (60,835)
                                              ----------        --------

          Total stockholders`equity            2,627,217       2,389,161
                                              ----------        --------
          Total liabilities & stockholders`
           equity                           $  3,186,223     $ 2,984,326

                                             ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.


                          CONSOLIDATED STATEMENTS OF OPERATIONS
                          Ceramics Process Systems Corporation

                                            For the years ended
                                  January 1,  December 26,  December 27,
                                        2000          1998          1997

                                 ------------  ------------  -----------
Revenue:
  Product sales                   $4,805,865    $4,787,790    $4,197,912
  License revenues                        --       737,504       391,001
                                  ----------    ----------    ----------
    Total revenue                  4,805,865     5,525,294     4,588,913
                                  ----------    ----------    ----------
Operating expenses:
  Cost of sales                    3,812,094     3,037,351     2,475,140
  Selling, general, and
  administrative                     910,343       684,658       517,362
                                  ----------    ----------    ----------
Total operating expenses           4,722,437     3,722,009     2,992,502
                                  ----------    ----------    ----------

Operating income                      83,428     1,803,285     1,596,411
                                  ----------    ----------    ----------

Other income (expense):
  Interest income                     59,739        41,455         3,581
  Interest expense                 ( 15,957)     (132,202)     (237,968)
  Other income                       104,917        90,774        15,122
                                  ----------    ----------    ----------
  Income before taxes                232,127     1,803,312     1,377,146

  Provision for(benefit from) taxes    5,929      (130,877)           --
                                  ----------    ----------    ----------

Net income                        $  238,056    $1,672,435    $1,377,146
                                  ==========    ==========    ==========
Net income per
  basic common share                   $0.02         $0.16       $  0.18
                                   ==========    ==========   ==========
Weighted average
  number of basic common
  shares outstanding              12,285,969    10,565,961     7,799,279
                                 ===========    ==========    ==========
Net income per
  diluted common share                 $0.02         $0.14       $  0.13
                                  ==========    ==========    ==========
Weighted average number
  of diluted common
  shares outstanding              12,483,279    12,547,427    12,279,643
                                 ===========    ==========    ==========
The accompanying notes are an integral part of the consolidated financial statements.

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS` EQUITY (DEFICIT) For the years ended January 1, 2000, December 26, 1998 and
                            December 27, 1997
                Ceramics Process Systems Corporation

             Common stock                                        Stock-
             -----------------Additional                         holders`
            Number    Par     Paid-in     Accumulated  Treasury  equity
            of shares Value   capital     deficit      stock     (deficit)
            -------  -------  ----------   ----------   -------  -----------
Balance at December 28, 1996
           7,780,766 $77,808 $30,457,384  $(33,379,027) $(60,835) $(2,904,670)
Stock Options Exercised
              43,816     438       7,449            --        --        7,887
Net income
                  --      --          --     1,377,146        --    1,377,146
             ------- -------     -------     ---------    ------    ---------
Balance at December 27, 1997
           7,824,582  78,246  30,464,833    32,001,881   (60,385)  (1,519,637)
Common stock issued in debt conversion
           4,463,916  44,639   2,187,319            --        --    2,231,958
Stock Options Exercised
              20,354     204       4,201            --        --        4,405
Net income
                  --      --          --     1,672,435        --    1,672,435
             ------- -------     -------       -------    -------    --------
Balance at December 26,1998
          12,308,852 123,089  32,656,353   (30,329,446)  (60,385)   2,389,161
Net income
                  --      --          --       238,056        --      238,056
             ------- -------     -------       -------    -------   ---------
Balance at January 1, 2000
          12,308,852$123,089 $32,656,353  $(30,091,390) $(60,835)  $2,627,217
          ========== ======= ===========   ============  ========   =========

The accompanying notes are an integral part of the consolidated financial statements.



                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Ceramics Process Systems Corporation
                                    For the years ended
                                      Jan. 1,      Dec. 26,      Dec 27,
                                         2000          1998         1997
                                   ----------    ----------    ---------

Cash flows from operating activities:
 Net income                         $  238,056    $1,672,435  $1,377,146
 Adjustments to reconcile net income
 to cash provided by
 operating activities:
 Depreciation                          167,359       146,234     115,994
 Amortization                           46,959        36,600      36,500
 Gain on disposal of equipment        (104,225)      (53,800)         --
Changes in assets and liabilities:
 Accounts receivable, trade            126,583        78,987    (485,086)
 Accounts receivable, other             17,982
 Inventories                          (103,148)      (80,875)     33,120
 Prepaid expenses                      (28,364)       13,698     (14,188)
 Accrued interest on investments        (6,672)           --          --
 Accounts payable                       45,914       (57,904)     25,895
 Accrued expenses                      (26,732)     (131,120)   (112,657)
 Deferred revenue                       (8,382)     ( 21,164)   (192,557)
   Net cash provided by            -----------    ----------    --------
   operating activities                365,330     1,603,091     784,167
                                   -----------    ----------    --------
Cash flows from investing activities:
 Additions to property and equipment  (502,555)     (332,954)   (212,827)
 Proceeds on disposal of property and
  equipment                             10,160        53,800          --
 Deposits                                8,772        (3,700)     (2,735)
 Purchase of marketable securities    (300,000)
   Net cash used in investing      -----------    -----------  ---------
   activities                         (783,623)     (282,854)   (215,562)
                                   -----------    -----------  ---------
Cash flows from financing activities:
 Principal payment of capital lease    (46,959)      (42,204)    (23,487)
  obligations
 Principal payments of notes payable        --      (344,830)   (105,170)
 Proceeds from issuance of common stock     --         4,405       7,887
   Net cash used in                -----------     ----------- ---------
   financing activities                (46,959)     (382,629)   (120,770)
                                   -----------     -----------  --------
Net increase (decrease) in cash       (465,252)      937,608     447,835
Cash and cash equivalents at beginning
 of period                           1,498,774       561,166     113,331
Cash and cash equivalents at       -----------     ---------     -------
 end of period                      $1,033,522    $1,498,774    $561,166
                                   ===========   ===========     =======

The accompanying notes are an integral part of the consolidated financial statements


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Ceramics Process Systems Corporation
------------------------------------------------------------------------

(1)  Nature of Business
     ------------------
The Company serves the wireless communications infrastructure market, high-performance microprocessor market, motor controller market, and other microelectronic markets by developing, manufacturing, and marketing advanced metal-matrix composite components to house, interconnect and thermally manage microelectronic devices.

(2)  Summary of Significant Accounting Policies
     ------------------------------------------

(2)(a) Principles of Consolidation
       ---------------------------
     The consolidated financial statements include the accounts of Ceramics Process Systems Corporation (the "Company") and its wholly-owned subsidiary, CPS Superconductor Corporation(`CPSS`). All intercompany balances and transactions have been eliminated in consolidation.

(2)(b) Basis of Presentation
       ----------------------
     Certain amounts in the financial statements and notes thereto have been reclassified to conform to fiscal year 1999 classifications.

(2)(c) Cash, Cash Equivalents, and Investments
       ---------------------------------------
     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of January 1, 2000, in addition to cash and cash equivalents, the Company held investments in government securities with an original maturity of greater than three months in the amount of $306,672. These government securities are classified as held-to-maturity and carried at amortized cost. As of January 1, 2000, the estimated fair value of each investment approximated its amortized cost and therefore there were no significant unrealized gains or losses. No investments were held as of December 26, 1998.

     Short-term investments of $306,672 held at January 1, 2000 had maturities of less than one year.

(2)(d) Inventories
       -----------
     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Year-end inventory balances consisted of the following:

                     January 1, December 26,
                     2000       1998
                     ---------  ---------
Raw materials       $   71,134   $107,259
Work-in-process        236,214     96,941
                     ---------  ---------
                    $  307,348   $204,200
                     =========  =========

(2)(e) Property and Equipment
       ----------------------
     Property and equipment are stated at cost. Depreciation of equipment is calculated on a straight-line basis over the estimated useful life, generally five years. Amortization under capital leases is calculated on a straight-line basis over the life of the lease. Depreciation of leasehold improvements is calculated using the straight-line method over the lease term or the estimated useful lives, whichever is shorter. Maintenance and repairs are charged to expenses as incurred and betterments are capitalized. Upon retirement or sale, the cost and related accumulated depreciation or amortization are removed from their respective accounts. Any gains or losses are included in the results of operations in the period in which they occur.


(2)(f) Revenue Recognition
       -------------------
     The Company recognizes product revenue generally upon shipment. Revenue related to license agreements is recognized upon receipt of the license payment or over the license period, if the Company has continuing obligations under the agreement. Advance payments in excess of revenue recognized are recorded as deferred revenue.

(2)(g) Research and Development Costs
       ------------------------------
     The Company continues to perform product development under prototype manufacturing agreements with customers. In fiscal 1999 and fiscal 1998, the Company did not incur any costs for research and development and did not perform any externally funded research and development programs. In prior periods research and development costs were charged to expense as incurred.

(2)(h) Income Taxes
       ------------
     The Company accounts for income taxes utilizing the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax and financial statement basis of assets and liabilities, measured using enacted tax rates expected to be in effect in the period which the temporary differences reverse.

(2)(i) Net Income Per Common Share
       ---------------------------
      Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the sum of the weighted average number of common shares plus additional common shares that would have been outstanding if potential dilutive common shares had been issued for granted stock option and stock purchase rights.

(2)(j) Comprehensive Income
        --------------------
     The Company has no items of comprehensive income, and therefore net income is equal to comprehensive income.

(2)(k) Recent Accounting Pronouncements
        --------------------------------
     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the Effective Date of SFAS No. 133", in fiscal 2001. To date the Company has not utilized derivative instruments or engaged in hedging activities, and therefore the adoption of SFAS No. 133 is not expected to have a material impact on the Company`s financial position or results of operations.

     In December 1999, the Securities and Exchange Commission
("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes the SEC`s view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required no later than the Company`s second quarter of the fiscal year 2000. The effect of applying the guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company`s evaluation of SAB 101 is not yet complete.


(2)(l) Use of Estimates in the Preparation of Financial Statements
       -----------------------------------------------------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

(2)(m) Risks and Uncertainties
       -----------------------
     The Company manufactures its products to customer specifications and a significant portion of the Company`s revenues have historically been generated from three customers. Financial instruments which potentially subject the Company to concentrations of credit risk consist of trade and other accounts receivable. The Company has not incurred significant losses on its accounts receivable in the past.

 (2)(n) Fiscal Year-End
       ---------------
     The Company`s fiscal year end is the last Saturday in December or the first Saturday in January, which results in a 52- or 53-week year. Fiscal year 1999 consisted of 53 weeks and fiscal years 1998, and 1997, consisted of 52 weeks.

 (2)(o) Stock-based Compensation Plans
       -------------------------------
     The Company has adopted the disclosure requirements of Statements of Financial Accounting Standards (SFAS) No.123, `Accounting for Stock-Based Compensation`. The Company continues to recognize compensation costs using the intrinsic value based method described in Accounting Principles Board Opinion No. 25, `Accounting for Stock Issued to Employees`. No stock-based compensation costs were recognized in 1999, 1998, and 1997.


(3)  Supplemental Cash Flow Information
     ----------------------------------
     No equipment was acquired through capital lease obligations in 1999 or 1998. The Company acquired equipment through capital lease obligations in 1997 in the amount of $135,160. The Company paid interest on these capital leases amounting to $15,957, $20,710, and $15,196 in fiscal years 1999, 1998, and 1997, respectively. In fiscal 1998 the Company issued 4,463,916 shares of common stock upon conversion of note principal and accrued interest in the amount of $2,231,959, and paid $160,542 in cash for accrued interest. The Company paid federal income taxes of $36,066 and $21,060 in 1998 and 1997 respectively. In 1999 the Company recognized a gain of $104,225 on the sale of equipment. At January 1, 2000 a receivable of $94,065 was outstanding on the transaction.

(4)  Leases
     ------
     At January 1, 2000 the Company had production equipment with a cost of $262,108 and accumulated amortization of $125,349 under capital leases. At December 26, 1998 the Company had production equipment with a cost of $262,108 and accumulated amortization of $78,390 under capital leases.

     Future payments required under capital lease obligations are as follows at January 1, 2000:

     2000                                                      62,916
     2001                                                      56,940
     2002                                                      21,497
                                                             --------
Total future minimum lease payments                           141,353
                                                             --------
  Less amount representing interest                            16,198
                                                             --------
Present value of net future lease payments                    125,155

  Less current portion                                         52,255
                                                             --------
Long-term obligation under capital leases                  $   72,900
                                                             ========

     The Company is operating at its Chartley facility as a tenant-at-will. Total rental expense for operating leases was $82,000 for 1999, $82,000 for 1998 and $67,500 for 1997.


(5)  Stock-Based Compensation Plans
     ------------------------------

     In 1999 no options were exercised by Company employees. In 1998 Company employees exercised options for 20,354 shares of common stock at market prices between $0.18 and $.0625. In 1997 Company employees exercised options for 43,816 shares of common stock at market prices between $0.625 and $2.375.

     In 1999 the Company granted 311,500 options at fair market values of $1.00 to $1.53 under the 1989 Stock Option Plan and the 1999 Stock Incentive Plan. In 1998 the Company granted 51,000 options at fair market values of $1.44 to $2.375 under the 1989 Stock Option Plan. In 1997, under the 1989 Stock Option Plan, the Company granted 109,000 options at fair market value of $0.18 with similar terms and conditions to existing option holders in exchange for the previously issued options. As of January 1, 2000, the total number of options outstanding under all option plans was 632,853.

     The Company adopted the 1999 Stock Incentive Plan ("1999 Plan") on January 22, 1999. Under the terms of the 1999 Plan all of the Company`s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock awards, or other stock-based awards. In 1999, options to purchase 273,500 shares of the Company`s Common Stock were granted to employees and directors under the 1999 Plan. All options were nonstatutory stock options granted at the fair market value of the stock, and expire ten years from the date of grant. The options granted to employees vest in equal annual installments over a five-year period. The options granted to directors vest one year from date of grant. The 1999 Plan includes provisions for the acceleration of vesting in the event of a change in control of the Company.

     Under the 1999 Plan a total of 1,250,000 shares of common stock is available for issuance. In 1999, options to purchase 273,500 shares of the Company`s Common Stock were granted to employees and directors, leaving 976,500 shares available for grant as of January 1, 2000.

     As of January 1, 2000 the 1999 Plan is the only stock option plan from which awards can be made, all other options plans have expired.
The 1984 Stock Option Plan expired on August 24, 1994 and no additional grants can be made from this plan. The 1989 Stock Option Plan expired on February 22, 1999 and no additional grants can be made from this plan. The 1992 Director Stock Option Plan expired on April 16, 1998 and no additional grants can be made from this plan. A total of 359,353 options granted under the 1984, 1989 and 1992 Plans prior to their expiration dates were outstanding as of January 1, 2000.

     The following is a summary of stock option activity for all of the above plans for the fiscal years 1999, 1998 and 1997.

                            1999                1998                1997
                          --------            --------            --------
                          Weighted            Weighted            Weighted
                          Average             Average             Average
                          Exercise            Exercise            Exercise
                Shares    Price     Shares    Price     Shares    Price
                ------------------  ------------------  ------------------

Outstanding at
 beginning of
 year            338,698   $ 0.81    374,386   $ 0.93    430,961   $ 0.68
  Granted at fair
   market value  311,500   $ 1.09     51,000   $ 2.04    109,000   $ 1.00
  Exercised                          (20,354)  $ 0.22    (43,816)  $ 0.18
  Cancelled      (17,345)  $ 1.58    (66,334)  $ 2.57   (121,759)  $ 0.41
                --------- --------  ---------  ------   --------   ------
Outstanding at
 end of year     632,853    $ .92    338,698   $ 0.81    374,386   $ 0.93
                ========= =======  =========    =====   ========   ======
Options exercisable
 at year-end     273,053    $ .56    176,734   $ 0.60    165,461   $ 1.44


     The following table summarizes information about stock options outstanding at January 1, 2000:

                           Options Outstanding       Options Exercisable
                           -------------------       -------------------

                           Weighted
                           Average
Range                      Remaining   Weighted                  Weighted
Of                         Contractual Average                   Average
Exercise       Number      Life        Exercise      Number      Exercise
Price          Outstanding (in years)  Price         Exercisable Price
--------       ----------- ----------- --------      ----------- --------
$0.18              203,353      6.2       $0.18       203,353       $0.18
0.75-0.875          12,000      2.3        0.80        12,000        0.80
$1.00              243,000      9.6        1.00             0           0
1.3 - 1.53         115,000      8.48       1.35        32,666        1.35
2.188 - 2.88        59,500      6.89       2.36        25,034        2.56
                   -------                             ------

$0.18 - $2.88      632,853      7.9       $0.93       273,053       $0.56
                  ========                            =======

     The fair value of each option grant under SFAS 123 is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents the annualized weighted average values of the significant assumptions used to estimate the fair values of the options:

                                               1999          1998      1997
                                               ----          ----      ----
Options issued                              311,500        51,000    59,000
Risk-free interest rate                       5.30%         5.52%     6.27%
Expected life in years                            7             7         7
Expected volatility                             95%           88%       80%
Expected dividends                                0             0         0

     All options are granted at the fair market value on the date of grant.

     Had compensation cost for the Company`s two employee stock option plans been recorded based on the fair value of awards at grant date consistent with the alternative method prescribed by SFAS 123, the Company`s pro forma net income for 1999, 1998, and 1997 would have been $181,810, $1,632,788, and $1,362,316 respectively. Diluted income per share for 1999, 1998 and 1997 would have been $.01, $0.14, and $0.13, respectively. The pro forma amounts include amortized fair values attributable to options granted after December 15, 1994 only and therefore, are not likely to be representative of the effects on reported net income for future years.



(6) Accrued Expenses
     ------------
     Accrued expenses consist of the following:

                                          January 1,   December 26,
                                                2000           1998
                                            --------     --------

        Accrued legal and accounting       $  37,000       $ 47,500
        Accrued payroll                       87,814        107,383
        Accrued other                         32,486         29,149
                                            --------       --------
                                           $ 157,300       $184,032
                                            ========       ========


(7) Income Taxes
      ------------
     Deferred tax assets and liabilities are as follows:

                                        January 1,     December 26,
                                              2000             1998
                                      ------------     ------------
        Net operating losses           $10,683,000      $10,851,000
        Vacation and other accrued
         expenses                           88,000           79,000
        Depreciation                      (107,000)        (99,000)
                                      ------------     ------------
             Total                      10,664,000       10,831,000
        Valuation allowance            (10,664,000)    (10,831,000)
                                       -----------      -----------
                                                --               --
                                      ============     ============

     Due to the uncertainty related to the realization of the net deferred tax asset, a full valuation allowance has been provided. At January 1, 2000, the Company had net operating loss carryforwards of approximately $30,900,000 available to offset future income for U.S. Federal income tax purposes, and $2,800,000 for state income tax purposes. These operating loss carryforwards expire at various dates from the years 2000 through 2011 for federal income tax purposes and the years 1999 through 2001 for state income tax purposes.

     Certain provisions of the Internal Revenue Code limit the annual utilization of net operating loss carryforwards if, over a three-year period, a greater than 50% change in ownership occurs. The Company believes that it did not exceed the 50% ownership change in the three-year period ending at year-end 1999 therefore as of year-end 1999 all net operating loss carryforwards are available to offset future taxable income.


(10) Retirement Savings Plan
     -----------------------
     Effective September 1, 1987, the Company established the Retirement Savings Plan (the `Plan`) under the provisions of Section 401 of the Internal Revenue Code. Employees, as defined in the Plan, are eligible to participate in the Plan after 30 days of employment. Under the terms of the Plan, the Company may match employee contributions under such method as described in the Plan and as determined each year by the Board of Directors. Through January 1, 2000, no employer matching contributions had been made to the Plan since inception.


(11) Significant Customers and Segment Information
     ---------------------------------------------
     Significant customers in 1999, 1998, and 1997 were as follows:

                                   Significant    Significant
                                   Customer       Customer
     Year ended   January 1, 2000  A              67%
                                   B               8%
                                   C               6%
                                   D               4%

     Year ended December 26, 1998  A              72%
                                   B              13%
                                   C               6%
                                   D               1%

     Year ended December 28, 1997  A              56%
                                   B               9%
                                   C               9%
                                   D              10%

     All of the Company`s long-lived assets and operations are located in the United States. Revenue generated from overseas customers accounted for 0%, 13% and 1% for 1999, 1998, and 1997 respectively.



(12) Earnings Per Share
     ------------------
     SFAS 128 requires the following reconciliation of the basic and diluted EPS calculations.

                                  For the years ended

                       Jan. 1, 2000   Dec. 26, 1998   Dec. 27, 1997
                      -------------   -------------   -------------

Basic EPS Computation:
Numerator:
  Net income             $  238,056      $ 1,672,435     $1,377,146

Denominator:
  Weighted average
  common shares
  outstanding            12,285,969       10,565,961      7,799,279

Basic EPS                   $  0.02          $  0.16        $  0.18

Diluted EPS Computation:
Numerator:
  Net income            $   238,056      $ 1,672,435     $1,377,146
  Interest on
   convertible debt              --           87,290        186,489
                        -----------      -----------     ----------
  Total net income
                        $   238,056      $ 1,759,725     $1,563,635

Denominator:
  Weighted average
  common shares
  outstanding           12,285,969        10,565,961      7,799,279
  Stock options            197,310           204,749        191,040
  Interest converted                         359,292             --
  Convertible debt              --         1,417,425      4,289,324
                       -----------       -----------     ----------
  Total Shares          12,483,279        12,547,427     12,279,643

Diluted EPS                $  0.02           $  0.14       $   0.13