Form 10-Q
period 2000-04-01
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 2000-05-12
CIK 814676

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended April 1, 2000
                 or
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
      [X] Yes             [ ]  No

             APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer`s classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of April
1, 2000:  12,286,969.


               CERAMICS PROCESS SYSTEMS CORPORATION

                           Form 10-Q

           For The Fiscal Quarter Ended April 1, 2000

                             Index



PART I:  FINANCIAL INFORMATION                               Page

         Item 1:  Consolidated Financial Statements             3

                  Consolidated Balance Sheets as of
                  April 1, 2000 and January 1, 2000             3

                  Consolidated Statements of Operations
                  for the fiscal quarters ended April 1,
                  2000 and April 3, 1999                        5

                  Consolidated Statements of Cash Flows
                  for the fiscal quarters ended April 1,
                  2000 and April 3, 1999                        6

                  Notes to Consolidated Financial
                  Statements                                    7


         Item 2:  Management`s Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                   10


PART II: OTHER INFORMATION

         Items 1-6                                             12


Signatures                                                     12



PART I  FINANCIAL INFORMATION

                   ITEM 1  FINANCIAL STATEMENTS

                 CERAMICS PROCESS SYSTEMS CORPORATION
                    Consolidated Balance Sheets

                                      April 1,         January 1,
                                         2000               2000
                                   (unaudited)
ASSETS                             ----------         ----------

Current assets:
  Cash and cash equivalents        $1,301,480         $1,033,522
  Short-term investments	                  --            306,672
  Accounts receivable-trade           511,662            387,569
  Accounts receivable-other            15,000            109,065
  Inventories                         452,484            307,348
  Prepaid expenses                     43,253             30,194
                                   ----------         ----------
     Total current assets           2,323,879          2,174,370

Property and equipment:
  Production equipment              2,100,517          2,013,330
  Furniture and office equipment      227,631            202,523
  Accumulated depreciation
   and amortization               (1,259,257)        (1,204,000)
                                   ----------         ----------
     Net property and equipment     1,068,891          1,011,854
                                   ----------         ----------

Total assets                       $3,392,770         $3,186,223
                                   ==========         ==========

See accompanying notes to consolidated financial statements.

                  CERAMICS PROCESS SYSTEMS CORPORATION
                Consolidated Balance Sheets (continued)


LIABILITIES AND STOCKHOLDERS`          April 1,          January 1,
 EQUITY                                   2000                2000
                                    (unaudited)
                                      ---------           -----------
Current liabilities:
 Accounts payable                  $    217,738          $    142,667
 Accrued expenses                       192,238               157,300
 Deferred revenue                         9,885                 9,885
 Current portion of obligations
   under capital leases                  53,672                52,255
                                   ------------          ------------
Total current liabilities               473,533               362,107

Deferred revenue	                 		    124,000               124,000
Obligations under capital
  leases less current portion            58,939                72,900

                                   ------------          ------------
Total liabilities                       659,472               559,007
                                   ------------          ------------
Stockholders` Equity
Common stock, $0.01 par value.
Authorized 15,000,000 shares;
issued 12,309,852 shares at April
1, 2000 and 12,308,852 at
January 1, 2000                         123,099                123,089

Additional paid-in capital           32,656,523             32,656,353

Accumulated deficit                (29,982,489)           (30,091,390)

Less treasury stock, at cost,
  22,883 common shares at April
  1, 2000  and January 1, 2000         (60,835)              (60,835)
                                   ------------          ------------
Total stockholders` equity            2,736,298             2,627,217
                                   ------------          ------------
Total liabilities and stockholders'
  equity                           $  3,392,770          $  3,186,223
                                   ============          ============

See accompanying notes to consolidated financial statements.

                CERAMICS PROCESS SYSTEMS CORPORATION
                Consolidated Statements of Operations
                          (Unaudited)


                                    Fiscal Quarters Ended
                                 April 1,           April 3,
                                  2000                1999
                               ----------         -----------
Product sales                  $1,354,459         $ 1,245,414
                               ----------         -----------
Total revenue                  $1,354,459         $ 1,245,414
                               ==========         ===========

Operating expenses:
  Cost of product sales         1,027,710             833,551
  Selling, general, and
   administrative                 232,811             260,656
                               ----------         -----------
Total operating expenses        1,260,521           1,094,207
                               ----------         -----------
Operating income                   93,938             151,207

Other income (expense), net        14,963              10,100
                               ----------         -----------
   Net income before taxes     $  108,901         $   161,307
                               ----------         -----------

Provision for income taxes             --               9,842
                                ---------         -----------
   Net income                  $  108,901         $   151,465
                               ==========         ===========
Net income per
   basic common share          $     0.01         $      0.01
                               ----------         -----------

Weighted average number of
  basic common shares
  outstanding                  12,286,178          12,308,852
                               ==========         ===========

Net income per
  diluted common share         $     0.01         $      0.01
                               ----------         -----------
Weighted average number of
  diluted common shares
  outstanding                  12,581,786          12,488,954
                               ==========         ===========

See accompanying notes to consolidated financial statements.


                CERAMICS PROCESS SYSTEMS CORPORATION
                Consolidated Statements of Cash Flows
                         (Unaudited)

                                              Fiscal Quarters Ended
                                               April 1,     April 3,
                                                  2000         1999
                                              ---------    ---------
Cash flows from operating activities:
  Net income                                  $ 108,901    $ 151,465
  Adjustments to reconcile net income to
   cash provided by operating activities:
     Depreciation and amortization               55,257       50,319

   Changes in assets and liabilities:
     Trade accounts receivable                 (124,093)    (155,343)
     Inventories                               (145,136)    (113,835)
     Prepaid expenses                           (13,059)     (27,834)
     Accounts payable                            75,072      132,163
     Accrued expenses                            34,938       (1,097)
     Deferred revenue                                --       (2,500)
                                              ---------    ----------
       Net cash (used) provided by
        operating activities                     (8,120)       33,338
                                              ---------    ----------
Cash flows from investing activities:
  Additions to property and equipment          (112,295)    (108,073)
  Proceeds on disposal of property and
   equipment                                     94,065            --
  Proceeds from sale of marketable securities   306,672            --
                                              ---------    ----------
       Net cash provided (used) by
        investing activities                    288,442     (108,073)
                                              ---------    ----------
Cash flows from financing activities:
  Principal payments of capital lease
    obligations                                 (12,544)     (11,274)
  Proceeds from issuance of common stock            180            --

                                              ---------     ---------
       Net cash used in
        financing activities                    (12,364)     (11,274)
                                              ---------     ---------

Net increase (decrease) in cash and
  cash equivalents                              267,958      (86,009)
Cash and cash equivalents at
  beginning of period                         1,033,522     1,498,774
                                              ---------   ----------
Cash and cash equivalents at
  end of period                              $1,301,480    $1,412,765
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

     The accompanying financial statements for the fiscal quarters ended April 1, 2000 and April 3, 1999 are unaudited. In the opinion of management, the unaudited consolidated financial statements of CPS reflect all adjustments necessary to present fairly the financial position and results of operations for such periods.

      The consolidated financial statements include the accounts of CPS and its wholly-owned subsidiary, CPS Superconductor Corporation. All significant
intercompany balances and transactions have been eliminated.   The results of
operations for interim periods are not necessarily indicative of the results to be expected for the full year.

(3)  Net Income Per Common and Common Equivalent Share
------------------------------------------------------
     Basic EPS excludes the effect of any dilutive options, warrants or convertible securities and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed by dividing income available to common stockholders by the sum of the weighted average number of common shares and common share equivalents computed using the average market price for the period under the treasury stock method requirements.

  	The following table presents the calculation of both basic and diluted
EPS:
                                   For the periods ended
                                   April 1,       April 3,
                                      2000           1999
                                (Unaudited)
                                -----------     -----------
Basic EPS Computation:
Numerator:
  Net income                       $108,901        $151,465

Denominator:
  Weighted average
  common shares
  outstanding                    12,286,178      12,308,852

Basic EPS                             $0.01           $0.01

Diluted EPS Computation:
Numerator:
  Net income                       $108,901        $151,465


Denominator:
  Weighted average common
    shares outstanding           12,286,178      12,308,852
  Stock options                     295,608         180,102
                                  ----------       ---------
  Total Shares                   12,581,786      12,488,954

Diluted EPS                           $0.01           $0.01

As of April 1, 2000 and April 3, 1999 the Company had 59,500 and
215,353 securities in the form of options to purchase common stock that were antidilutive, respectively.


(4)  Inventory
     ---------
     Inventories consist of the following:

                              April 1,          January 1,
                                 2000                2000
                             ---------          ----------

 Raw materials               $  67,817          $   71,134
 Work in process               384,667             236,214
                             ---------          ----------
                             $ 452,484          $  307,348
                             =========          ==========

(5)	Accrued Expenses
----------------
     Accrued expenses consist of the following:

                              April 1,          January 1,
                                 2000                2000
                             ---------          ----------
Accrued legal and
 accounting                  $  27,875          $   37,000
Accrued payroll                134,118              87,814
Accrued other                   30,245              32,486
                             ---------          ----------
                             $ 192,238          $  157,300
                             =========          ==========


(6)	Supplemental Cash Flow Information
----------------------------------
     In the first fiscal quarter of 2000, the Company paid $3,184 interest on leases for production equipment compared to $5,491 in the first fiscal quarter of 1999.

(7) Recent Accounting Pronouncements
--------------------------------
     In December 1999, the United States Securities and Exchange Commission Issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues, as well as examples of how the staff applies revenue recognition guidance to specific circumstances. The application of the guidance in SAB 101 will be required by the second quarter of 2000. The effect of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principal. Our evaluation of SAB 101 is not yet complete.

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

Results of Operations: First Quarter of 2000 Compared to First Quarter of
1999.
---------------------
     The Company`s net revenue in the first fiscal quarter of 2000 of $1,354 thousand increased by 9% compared with net revenue in the first fiscal quarter of 1999 of $1,245 thousand as a result of increased product shipments.

     Gross margins declined to 24% of revenues from 33% over the same period as a result of increased expenses associated with changes in product mix, and investments in manufacturing and quality infrastructure which the Company believes are necessary to support future growth. In the first quarter the Company's quality system was certified to the ISO 9001 quality standard by TUV Essen.

     Sales, General and Administrative expenses (SG&A) declined to $233 thousand in the first fiscal quarter of 2000 compared to $261 thousand in the first fiscal quarter of 1999 primarily as a result of lower travel expenses.

     Total operating expenses in the first fiscal quarter of 2000 were $1,261 thousand, a 15% increase over operating expenses in the first fiscal quarter of 1999 of $1,094 thousand. Material and labor costs increased primarily as a result of changes in the product mix.

    	Other income increased to $15 thousand in the first fiscal quarter of 2000 compared to other income of $10 thousand in the first fiscal quarter of 1999 as a result of higher interest income.

     The cumulative effect of these revenues and costs resulted in net income of $109 thousand, or $0.01 per basic common share, in the first fiscal quarter of 2000, versus net income of $151 thousand, or $0.01 per basic common share, in the first fiscal quarter of 1999.

Liquidity
-------------------
     The Company`s cash balance and cash equivalents at April 1, 2000 was $1,301 thousand compared to the balance at January 1, 2000 of $1,034 thousand, a increase of 26%. In addition to cash, the Company had short-term investments at April 1, 2000 of $0 thousand compared to $307 thousand at January 1, 2000.

     Trade Accounts Receivable increased to $512 thousand at April 1, 2000 from $388 thousand at January 1, 2000. This change reflects increased product shipments in the first quarter of 2000 compared with the fourth quarter of 1999, and the later timing of the shipments in the first quarter of 2000. In 1999 the Company sold certain obsolete production equipment, payment of $94 thousand was received from the purchaser of this equipment in the first quarter of 2000.

    	Inventory increased to $452 thousand at the end of the first fiscal quarter of 2000 from $307 thousand at January 1, 2000. The higher inventory level is a result of increased customer demand, as evidenced by customer-provided forecasts, as well as management's actions to smooth production activities in an environment in which customers' requested shipment dates can fluctuate significantly on a week-to-week basis.

     The Company consumed cash of $112 thousand by purchasing production equipment for $91 thousand and office equipment for $21 thousand. These equipment additions provide the Company with increased capacity for future growth and with increased ability to serve a broader range of customers.

     The Company financed its working capital requirements during the first fiscal quarter of 2000 with funds generated by operations, funds provided from the sale of obsolete equipment, and existing cash balances. The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2000 from its existing cash balance and from funds generated by operations.

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

     As of April 1, 2000 the Company has not experienced any interruptions in its operations from the Year 2000 issue, and does not expect any interruptions in the future; however there can be no assurance this will be the case.

Recent Accounting Pronouncements
--------------------------------
     In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues, as well as examples of how the staff applies revenue recognition guidance to specific circumstances. The application of the guidance in SAB 101 will be required by the second quarter of 2000. The effect of applying this guidance, in any, will be reported as a cumulative effect adjustment resulting from a change in accounting principal. Our evaluation of SAB 101 is not yet complete.

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


                            Ceramics Process Systems Corporation
                                          (Registrant)

Date:      May 9, 2000                 /s/Grant C. Bennett
                                        Grant C. Bennett
                                        President and Treasurer
                                        (Principal Executive
                                        Officer)