Form 10-Q
period 2000-07-01
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 2000-08-15
CIK 814676

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended July 1, 2000
                 or
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

             APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer`s classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of July 1, 2000:
12,287,469.


               CERAMICS PROCESS SYSTEMS CORPORATION
                           Form 10-Q

           For The Fiscal Quarter Ended July 1, 2000

                             Index



PART I:  FINANCIAL INFORMATION                               Page

         Item 1:  Consolidated Financial Statements             3

                  Consolidated Balance Sheets as of
                  July 1, 2000 and January 1, 2000              3

                  Consolidated Statements of Operations
                  for the fiscal quarters and six month
                  periods ended July 1, 2000 and
                  July 3, 1999                                  5

                  Consolidated Statements of Cash Flows
                  for the six month periods ended
                  July 1, 2000 and July 3, 1999                 6

                  Notes to Consolidated Financial
                  Statements                                    7


         Item 2:  Management`s Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                   10


PART II: OTHER INFORMATION

         Items 1-6                                             12


Signatures                                                     12



PART I  FINANCIAL INFORMATION

                   ITEM 1  FINANCIAL STATEMENTS

                 CERAMICS PROCESS SYSTEMS CORPORATION
                    Consolidated Balance Sheets
                      (continued on next page)

                                        July 1,          January 1,
                                          2000             2000
ASSETS                                ----------         ----------

Current assets:
  Cash and cash equivalents           $1,250,460         $1,033,522
  Short-term investments		                                  306,672
  Accounts receivable-trade              511,680            387,569
  Accounts receivable-other	              15,000            109,065
  Inventories                            529,072            307,348
  Prepaid expenses                        38,076             30,193
                                      ----------         ----------
     Total current assets              2,344,288          2,174,369
                                      ----------         ----------

Property and equipment:
  Production equipment                 1,633,882          2,013,331
  Furniture and office equipment         180,349            202,523
  Accumulated depreciation
   and amortization                     (753,094)        (1,204,000)
                                      ----------         ----------
     Net property and equipment        1,061,137          1,011,854
                                      ----------         ----------


Total assets                          $3,405,425         $3,186,223
                                      ==========         ==========

See accompanying notes to consolidated financial statements.

                   CERAMICS PROCESS SYSTEMS CORPORATION
                Consolidated Balance Sheets (continued)

 LIABILITIES AND STOCKHOLDERS` EQUITY
                                         July 1,         January 1,
                                           2000               2000
                                       ---------        -----------
Current liabilities:
 Accounts payable                     $  207,158       $    142,667
 Accrued expenses                        158,476            157,300
 Deferred revenue                          9,884              9,884
 Current portion of obligations
   under capital leases                   55,128             52,255
                                    ------------       ------------
Total current liabilities                430,646            362,106

Deferred revenue                         124,000            124,000
Obligations under capital
  leases less current portion             44,599             72,900

                                    ------------       ------------
Total liabilities                        599,245            559,006
                                    ------------       ------------
Stockholders` Equity
  Common stock, $0.01 par value.
  Authorized 15,000,000 shares;
  issued 12,310,352 shares at July
  1, 2000 and 12,308,852 at
  January 1, 2000                        123,149            123,089

Additional paid-in capital            32,656,563         32,656,353

Accumulated deficit                  (29,912,697)       (30,091,390)
                                    ------------       ------------
                                       2,867,015          2,678,052
Less treasury stock, at cost,
  22,883 common shares at July
  1, 2000 and January 1, 2000            (60,835)           (60,835)
                                    ------------       ------------

Total stockholders' equity             2,806,180          2,627,217
                                    ------------       ------------
Total liabilities and
  stockholders` equity              $  3,405,425       $  3,186,223
                                    ============       ============

See accompanying notes to consolidated financial statements.

                CERAMICS PROCESS SYSTEMS CORPORATION
                Consolidated Statements of Operations

                                    Fiscal                Six month
                                Quarters Ended          Periods Ended
                            July 1,      July 3,    July 1,    July 3,
                              2000         1999        2000       1999
Revenue:                   ----------  ----------  ----------  ----------

Product sales              $1,346,076  $1,421,136  $2,700,534  $2,666,550
                           ----------  ----------  ----------  ----------

Total revenue               1,346,076   1,421,136   2,700,534   2,666,550
                           ==========  ==========  ==========  ==========

Operating expenses:
  Cost of product sales     1,036,608   1,062,085   2,064,318   1,894,768
  Selling, general, and
   administrative             266,590     237,254     499,409     497,910
                           ----------  ----------  ----------  ----------
Total operating expenses    1,303,198   1,299,339   2,563,727   2,392,678
                           ----------  ----------  ----------  ----------
Operating income               42,877     121,796     136,807     273,872

Other income, net              26,923      12,314      41,887      22,414
                           ----------  ----------  ----------  ----------
  Income before taxes          69,800     134,110     178,693     296,286
                           ----------  ----------  ----------  ----------

Income taxes                       --    (15,771)          --     (5,929)
                           ----------  ----------   ---------  ----------
   Net income              $   69,800  $  149,881  $  178,693  $  302,215
                           ==========  ==========  ==========  ==========
Net income per
   basic common share      $     0.01  $     0.01  $     0.01  $     0.03
                           ----------  ----------  ----------  ----------

Weighted average number of
  basic common shares
  outstanding              12,287,073  12,308,852  12,286,626  12,308,852
                           ==========  ==========   =========   =========

Net income per
  diluted common share     $     0.01  $     0.01  $     0.01   $    0.02
                           ----------  ----------  -----------  ---------
Weighted average number of
  diluted common shares
  outstanding              12,604,115  12,515,749  12,592,951  12,503,941
                           ==========  ==========   =========  ==========

See accompanying notes to consolidated financial statements.


                CERAMICS PROCESS SYSTEMS CORPORATION
               Consolidated Statements of Cash Flows

                                              Six month period ended
                                               July 1,       July 3,
                                                 2000          1999
                                              ---------     ---------
Cash flows from operating activities:
  Net income                                 $  178,963     $ 302,215
  Adjustments to reconcile net income to
   cash provided by operating activities
     Depreciation and amortization              107,680        91,425
     Gain on disposal of equipment              (14,531)           --
   Changes in assets and liabilities:
     Accounts receivables, trade               (124,111)      (12,594)
     Inventories                               (221,724)     (217,429)
     Prepaid expenses                            (7,883)      (30,024)
     Accounts payable                            64,491       116,562
     Accrued expenses                             1,176       (35,253)
     Deferred revenue                                --       ( 4,694)
                                              ---------     ----------
       Net cash (used) provided by
        operating activities                    (15,939)      210,208
                                              ---------     ----------
Cash flows from investing activities:
  Proceeds from sale of assets                  124,065            --
  Additions to property and equipment          (172,701)     (228,281)
  Disposal of property and equipment                 --            65
  Marketable Securities                         306,672            --
                                              ---------     ----------
       Net cash provided (used) in
        investing activities                    258,036      (228,216)
                                              ---------      ---------
Cash flows from financing activities:
  Principal payments of capital lease
    obligations                                 (25,429)      (22,853)
  Proceeds from issuance of common stock            270            --
                                              ---------      ---------
       Net cash used in
        financing activities                    (25,159)      (22,853)
                                              ---------      ---------
Net increase (decrease) in cash and
  cash equivalents                              216,938       (40,861)
Cash and cash equivalents at
  beginning of period                         1,033,522     1,498,774
                                              ---------    ----------
Cash and cash equivalents at
  end of period                              $1,250,460    $1,457,913
                                              =========    ==========

See accompanying notes to consolidated financial statements.


               CERAMICS PROCESS SYSTEMS CORPORATION
            Notes to Consolidated Financial Statement
                          (Unaudited)

(1)  Nature of Business
------------------
     Ceramics Process Systems Corporation (the `Company` or `CPS`) serves the microprocessor, wireless communications, satellite communications, motor controller and other microelectronic markets by developing, manufacturing, and marketing advanced metal-matrix composite and ceramic components to house, interconnect and thermally manage microelectronic devices. The Company`s products are typically in the form of housings, packages, lids, substrates, thermal planes or heat sinks, and are used in applications where thermal management and or weight are important considerations.

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

     The accompanying financial statements for the fiscal quarters and six month periods ended July 1, 2000 and July 3, 1999 are unaudited. In the opinion of management, the unaudited consolidated financial statements of CPS reflect all adjustments necessary to present fairly the financial position and results of operations for such periods.

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

                                   Fiscal               Six month
                               Quarters Ended         Periods ended
                              July 1,      July 3,   July 1,     July 3,
                                2000         1999      2000        1999
                          -----------  ----------  ----------  ----------
Basic EPS Computation:
Numerator:
  Net income                  $69,800    $149,881  $  178,693  $  302,215

Denominator:
  Weighted average
  common shares
  outstanding              12,287,073  12,302,852  12,286,626  12,308,852

Basic EPS                       $0.01       $0.01       $0.01       $0.03

Diluted EPS Computation:
Numerator:
  Net income                 $ 69,800    $149,881  $  178,693  $  302,215

Denominator:
  Weighted average
    common shares
    outstanding            12,287,073  12,308,852  12,286,626  12,308,852
  Stock options               317,042     206,897     306,325     195,089
                           ----------   ---------  ----------  ----------
  Total Shares             12,604,115  12,515,749  12,592,951  12,503,941

Diluted EPS                     $0.01       $0.01       $0.01       $0.02

As of July 1, 2000 and July 3, 1999, the Company had 59,500 and 193,000 securities in the form of stock options to purchase common stock that were antidilutive, respectively.

 (4)  Inventory
     ---------
     Inventories consist of the following:

                              July 1,           July 3,
                               2000               1999
                             ---------          ----------

 Raw materials               $  80,095          $  141,871
 Work in process               442,828             279,758
 Finished goods                  6,148                  --
                             ---------          ----------
                             $ 529,071          $  421,629
                             =========          ==========

(5)  Accrued Expenses
     ----------------
     Accrued expenses consist of the following:

                              July 1,           July 3,
                               2000               1999
                             ---------          ----------
Accrued legal and
 accounting                  $  21,250          $   15,000
Accrued payroll                 99,097             108,386
Accrued other                   38,129              25,393
                      		     ---------	        	----------
			                          $ 158,476          $  148,779
                             =========          ==========

(6) Recent Accounting Pronouncements
--------------------------------
In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues, as well as examples of how the staff applies revenue recognition guidance to specific circumstances. In June 2000, SEC issued staff accounting bulletin 101B delaying the implementation of SAB 101 for six months. The application of the guidance in SAB 101 will be required by the fourth quarter of 2000. The effect of applying this guidance, in any, will be reported as a cumulative effect adjustment resulting from a change in accounting principal. Our evaluation of SAB 101 is not yet complete.

In March 2000 the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation-an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of certain aspects of APB Opinion No. 25 ("APB
25"), including the following: the definition of an employee for purposes of applying APB 25; the criteria for determining whether a plan qualifies as non-compensatory plan; the accounting consequences of various modifications to the terms of previously mixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.


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


Results of Operations - Second Fiscal Quarter of 2000 (Q2 2000) Compared to
---------------------------------------------------------------------------
the Second Fiscal Quarter of 1999 (Q2 1999)
-------------------------------------------

Total revenue was $1,346 thousand in Q2 2000, a 5% decrease from total revenue of $1,421 thousand in Q2 1999. Total unit shipments increased by 17% over this same time period. Unit shipments of AlSiC lids for microprocessors and other high-density integrated circuits increased by 87% over this same time period. Lids are smaller in size and have a lower average selling price than many other AlSiC products for other market segments; the change in product mix accounts for the increase in unit volume even though total revenue declined.

Lids for high-performance microprocessor packaging represent a rapidly growing market segment which management believes is a very significant opportunity for the Company. The Company has produced samples and prototypes of AlSiC lids for many integrated circuit manufacturers during the past several years, and expects several of these prototypes to result in recurring production orders in the future.

Total operating expenses of $1,303 thousand in Q2 2000 were similar to total operating expenses of $1,299 in Q2 1999, the quarter to quarter change being less than one percent. Cost of product sales declined by $25 thousand, offsetting an increase in sales, general and administrative expenses of $29 thousand.

Gross margins on product sales in Q2 2000 were 23% compared to gross margins in Q2 1999 of 25%. This decline in gross margin is primarily the result of changes in product mix; microprocessor lids were a larger percentage of total unit production in Q2 2000 than in Q2 1999. Management believes that over time gross margins on microprocessor lids will be similar to gross margins on products for other market segments the Company is manufacturing.

The increase in selling, general and administrative expenses are the result primarily of the purchase of market research services in Q2 2000.

The cumulative effect of these revenues and costs resulted in net income of $70 thousand, or $0.01 per basic common share, in Q2 2000 versus net income of $150 thousand, or $0.01 per basic common share, in Q2 1999.

Results of Operations - First Six Months 2000 Compared to First Six
-------------------------------------------------------------------
Months of 1999
--------------
 Total revenue increased to $2,701 thousand in the first six months of 2000 from $2,667 thousand in the first six months of 1999, a 1% increase. Total unit shipments increased by 17% over this same time period. Unit shipments of AlSiC lids for microprocessors and other high-density integrated circuits increased by 132% over this same time period.

Total operating expenses of $2,564 thousand in the first six months of 2000 increased by 7% from total operating expenses of $2,393 thousand in the first six months of 1999. Cost of Product Sales of $2,064 thousand in the first six months of 2000 increased by 9% from total cost of product sales of $1,895 thousand in the first six months of 1999. Sales, general and administrative expenses essentially remained flat over this same period of time.

Gross margins on product sales in the first six months of 2000 were 24% compared to gross margins in the first six months of 1999 of 29%. This decline in gross margin is primarily the result of changes in product mix.

The cumulative effect of these revenues and costs resulted in net income of $179 thousand, or $0.01 per basic common share, in the first six months of 2000 compared to net income of $302 thousand, or $0.01 per basic common share, in the first six months of 1999.

Financial Liquidity
-------------------
The Company's cash and cash equivalents balance as of July 1, 2000 was $1,250 thousand compared to the cash and cash equivalents balance as of January 1, 2000 of $1,033 thousand, a 21% increase; funded primarily by cash receipts from the sale of capital equipment and short-term investments. In both 1999 and in the first six months of 2000 operations consumed $16,000 as a result of increases in inventory and trade receivables balances. Sales of capital equipment and marketable securities were able to fund the Company's investments in new production equipment.

     Inventories increased to $529 thousand at July 1, 2000 from $307 thousand at January 1, 2000. Raw material inventory increased to $80 thousand from $71 thousand, work in process inventory increased to $442 thousand from $236 thousand, and finished goods inventory increased to $6 thousand from $0 over the same period. Management expects that inventory levels will fluctuate from quarter to quarter depending on specific timing of customer releases and management actions to smooth demand on the production floor.

     One-hundred percent of the Company's products are custom, and the Company does not build inventory in advance of customer demand; all work in process and finished goods inventory represent production for which the Company has purchase orders from customers.

     Trade Accounts Receivable increased to $512 thousand at July 1, 2000 from $398 thousand at January 1, 2000 due to higher shipments in June 2000 than in December 1999.

The Company financed its working capital requirements during Q2 2000 and the first six months of 2000 with funds generated by sales of capital equipment and from existing cash balances. The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2000 through operations.

Recent Accounting Pronouncements
--------------------------------
     In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues, as well as examples of how the staff applies revenue recognition guidance to specific circumstances. In June 2000, SEC issued Staff Accounting Bulletin 101B delaying the implementation of SAB 101 for six months. The application of the guidance in SAB 101 will be required by the fourth quarter of 2000. The effect of applying this guidance, in any, will be reported as a cumulative effect adjustment resulting from a change in accounting principal. Our evaluation of SAB 101 is not yet complete.

	In March 2000 the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation-an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of certain aspects of APB Opinion No. 25 ("APB
25"), including the following: the definition of an employee for purposes of applying APB 25; the criteria for determining whether a plan qualifies as non-compensatory plan; the accounting consequences of various modifications to the terms of previously mixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.



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


                            Ceramics Process Systems Corporation
                                          (Registrant)

Date: 	August 14, 2000             /s/Grant C. Bennett
                                        Grant C. Bennett
                                        President and Treasurer
                                        (Principal Executive
                                        Officer)