Form 10-Q
period 2000-09-30
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 2000-11-13
CIK 814676

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                         FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended September 30, 2000
                 or
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

             APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of September 30, 2000: 12,287,469.





               CERAMICS PROCESS SYSTEMS CORPORATION


                           Form 10-Q

           For The Fiscal Quarter Ended September 30, 2000

                             Index



PART I:  FINANCIAL INFORMATION                               Page

         Item 1:  Consolidated Financial Statements          3-9

                  Consolidated Balance Sheets as of
                  September 30, 2000 and January 1, 2000     3-4

                  Consolidated Statements of Operations
                  for the fiscal quarters and nine-month
                  periods ended September 30, 2000 and
                  October 2, 1999                              5

                  Consolidated Statements of Cash Flows
                  for the nine-month periods ended September
                  30, 2000 and October 2, 1999                 6

                  Notes to Consolidated Financial
                  Statements                                 7-9


         Item 2:  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                9-12


PART II: OTHER INFORMATION

         Items 1-6                                            12


Signatures                                                    12








PART I  FINANCIAL INFORMATION

                   ITEM 1  FINANCIAL STATEMENTS

                CERAMICS PROCESS SYSTEMS CORPORATION
                    Consolidated Balance Sheets


                                September 30,         January 1,
                                         2000               2000
                                 ------------        -----------
ASSETS

Current assets:
  Cash and cash equivalents        $  994,268         $1,033,522
  Short-term investments                                 306,672
  Accounts receivable, trade          464,200            387,569
  Accounts receivable, other           15,000            109,065
  Inventories                         425,666            307,348
  Prepaid expenses                     20,834             30,193
                                   ----------         ----------
     Total current assets           1,919,968          2,174,369
                                   ----------         ----------

Property and equipment:
  Production equipment              1,691,375          2,013,331
  Furniture and office equipment      186,690            202,523
  Accumulated depreciation
   and amortization                  (810,814)        (1,204,000)
                                   ----------         ----------
     Net property and equipment     1,067,251          1,011,854
                                   ----------         ----------

Total assets                       $2,987,219         $3,186,223
                                   ==========         ==========



See accompanying notes to consolidated financial statements.




                 CERAMICS PROCESS SYSTEMS CORPORATION
                Consolidated Balance Sheets (continued)

                                  September 30,            January 1,
                                           2000                  2000
                                   ------------           -----------
LIABILITIES AND STOCKHOLDERS'
 EQUITY

Current liabilities:
 Accounts payable                  $    128,286          $    142,667
 Accrued expenses                       130,472               157,300
 Deferred revenue                         9,884                 9,884
 Current portion of capital lease
   obligations                           56,622                52,255
                                   ------------          ------------
Total current liabilities               325,264               362,106

Deferred revenue                        124,000               124,000
Long-term portion of capital
  lease obligations                      29,870                72,900
                                   ------------          ------------
Total Liabilities                       479,134               559,006
                                   ------------          ------------
Stockholders' Equity
Common stock, $0.01 par value.
  15,000,000 shares authorized
  12,310,352 and 12,308,852 shares
  issued September 30, 2000 and
  January 1, 2000, respectively.        123,104               123,089

Additional paid-in capital           32,656,608            32,656,353

Accumulated deficit                 (30,210,792)          (30,091,390)

Less treasury stock, at cost,
  22,883 common shares                  (60,835)              (60,835)
                                   ------------          ------------
Total Stockholders' Equity	      2,508,085             2,627,217
                                   ------------          ------------
Total Liabilities and
  Stockholders' Equity		   $  2,987,219          $  3,186,223
                                   ============          ============

See accompanying notes to consolidated financial statements.



                CERAMICS PROCESS SYSTEMS CORPORATION
                Consolidated Statements of Operations

                            Fiscal Quarters Ended  Nine-Month Periods Ended
                            ---------------------  ------------------------
                          Sept. 30,       Oct. 2,    Sept. 30,      Oct. 2,
                               2000          1999         2000         1999
Revenue:                 ----------   -----------   ----------    ---------

Product sales           $ 1,056,557   $ 1,197,188  $ 3,757,091  $ 3,863,767
                         ----------   -----------   ----------    ---------
Total revenue             1,056,557     1,197,188    3,757,091    3,863,737
                         ==========   ===========   ==========   ==========

Operating expenses:
  Cost of sales           1,149,696     1,025,218    3,214,015    2,919,985
  Selling, general, and
   administrative           224,258       228,996      723,666      726,906
                         ----------   -----------   ----------   ----------
Total operating expenses  1,373,954     1,254,214    3,937,681    3,646,891
                         ----------   -----------   ----------   ----------
Operating income (loss)    (317,397)      (57,026)    (180,590)     216,846

Other income, net            19,302       113,288       61,188      135,702
			 ----------   -----------   ----------   ----------
Income (loss) before taxes (298,095)       56,262     (119,402)     352,548
                         ----------    ----------   ----------   ----------

Income taxes                      -             -            -       (5,929)
			 ----------    ----------   ----------   ----------
   Net income (loss)     $ (298,095)   $   56,262    $(119,402)  $  358,477
                         ==========    ==========   ==========   ==========
Net income (loss) per
   basic common share    $    (0.02)   $     0.00    $   (0.01)  $     0.03
                         ----------    ----------   ----------   ----------

Weighted average number
   of basic common
   shares outstanding    12,287,469    12,285,969   12,286,907   12,285,969
                         ==========    ==========   ==========   ==========

Net income (loss) per
   diluted common share  $    (0.02)   $     0.00   $    (0.01)   $    0.03
                         ----------     ----------   ---------    ---------
Weighted average number
   of diluted common
   shares outstanding    12,287,469    12,521,839   12,286,907   12,541,280
                         ==========    ==========   ==========   ==========

See accompanying notes to consolidated financial statements.


                CERAMICS PROCESS SYSTEMS CORPORATION
                Consolidated Statements of Cash Flows

                                               Nine-Month Periods Ended
                                              Sept. 30,        Oct. 2,
                                                   2000           1999
                                              ---------       --------
Cash flows from operating activities:
  Net income (loss)                          $ (119,402)    $  358,477
  Adjustments to reconcile net income
   to cash provided by
   operating activities:
     Depreciation and amortization              165,400        144,434
     Gain on disposal of equipment              (18,331)      (104,225)
Changes in assets and liabilities:
     Accounts receivable                        (76,631)      (207,439)
     Inventories                               (118,318)       (42,388)
     Prepaid expenses                             9,359        (19,693)
     Accounts payable                           (14,381)         2,010
     Accrued expenses                           (26,828)       (19,753)
     Deferred revenue                                           (8,381)
                                              ---------       --------
       Net cash (used in) provided by
        operating activities                   (199,132)       103,042
                                              ---------       --------
Cash flows from investing activities:
  Proceeds from sale of assets	                127,865         14,770
  Additions to property and equipment          (236,266)      (408,090)
  Marketable Securities                         306,672
  Deposits                                                       3,565
                                               ---------      --------
    Net cash provided by (used in)
      investing activities                      198,271       (389,755)
                                               ---------      --------
Cash flows from financing activities:
  Principal payments for capital lease
   obligations                                  (38,663)       (34,745)
 Proceeds from issuance of common stock             270              -
                                              ---------       --------
    Net cash used in
      financing activities                      (38,393)       (34,745)
                                              ---------       --------

Net decrease in cash                            (39,254)      (321,458)
Cash at beginning of period                   1,033,522      1,498,774
                                              ---------      ---------
Cash at end of period                        $  994,268     $1,177,316
                                              =========      =========

See accompanying notes to consolidated financial statements.




               CERAMICS PROCESS SYSTEMS CORPORATION
            Notes to Consolidated Financial Statement
                          (Unaudited)

(1)  Nature of Business
     ------------------
     Ceramics Process Systems Corporation (the `Company` or `CPS`) serves the wireless communications, satellite communications, flip-chip integrated circuit, motor controller and other microelectronic markets by developing, manufacturing, and marketing advanced metal-matrix composite components to house, interconnect and thermally manage microelectronic devices. The Company`s products are typically in the form of housings, packages, lids, substrates, thermal planes and heat sinks, and are used in applications where thermal management and or weight are important considerations.

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

     The accompanying financial statements for the fiscal quarters and nine month periods ended September 30, 2000 and October 2, 1999 are unaudited. In the opinion of management, the unaudited consolidated financial statements of CPS reflect all adjustments necessary to present fairly the financial position and results of operations for such periods.

     Certain reclassifications have been made to the 1999 unaudited financial statements to conform to the 2000 presentation.

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


                      Fiscal               Nine month
                               Quarters Ended         Periods ended
                             Sept.30,    Oct. 2,    Sept.30,    Oct. 2,
                               2000         1999       2000        1999
                          -----------  ----------  ----------  ----------
Basic EPS Computation:
Numerator:
  Net income (loss)       $ (298,095)    $ 56,262  $ (119,402)  $ 358,477

Denominator:
  Weighted average
  common shares
  outstanding             12,287,469   12,285,969  12,286,907  12,285,969

Basic EPS                 $    (0.02)      $ 0.00   $   (0.01)     $ 0.03

Diluted EPS Computation:
Numerator:
  Net income (loss)       $ (298,095)    $ 56,262  $ (119,402)  $ 358,477
                            ---------    --------   ---------   ---------
  Total net income (loss) $ (298,095)    $ 56,262  $ (119,402)  $ 358,477

Denominator:
  Weighted average
    common shares
    outstanding           12,287,469   12,285,969  12,286,907  12,285,969
    stock options                         235,870                 255,311
                          ----------    ---------  ----------  ----------
  Total Shares            12,287,469   12,521,839  12,286,907  12,541,280

Diluted EPS                   $(0.02)       $0.00      $(0.01)     $ 0.03

     The diluted share base for the three and nine months ended September 30, 2000 excludes approximately 774,000 potential shares related to employee stock options. These shares are excluded due to their antidilutive effect as a result of the Company's loss from continuing operations during 2000.
The diluted share base for the three and nine months ended October 2, 1999 excludes approximately 193,000 and 200,000 potential shares of common stock that are antidilutive.


(4)  Inventory
     ---------
     Inventories consist of the following:

                         September 30,          January 1,
                                  2000                2000
                             ---------          ----------

 Raw materials               $  94,616          $   71,134
 Work in process               322,714             236,214
 Finished goods                  8,336
                             ---------          ----------
                             $ 425,666          $  307,348
                             =========          ==========







(5)  Accrued Expenses
     ----------------
     Accrued expenses consist of the following:

                         September 30,          January 1,
                                  2000                2000
                             ---------          ----------
Accrued legal and
 accounting                  $  34,125          $   37,000
Accrued payroll                 76,144              87,814
Accured other                   20,203              32,486
                             ---------          ----------
                             $ 130,472          $  157,300
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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS 133) which, as amended, is currently effective January 1, 2001 for the Corporation. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. Management believes adoption of this standard and related transition adjustments will not have a material impact on the Corporation's consolidated financial position, results of operations or cash flows.


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

Results of Operations - Third Fiscal Quarter of 2000 Compared to Third Fiscal Quarter of 1999
----------------------
     Revenue in Q3 2000 of $1,057 thousand was 12% lower than revenue in Q3 1999 of $1,197 thousand. The decline in product revenue in Q3 2000 compared to Q3 1999 was primarily the result of a decline in shipments to the Company's largest customer partially offset by increased shipments to new customers.

     Historically the Company's largest customer has been a producer of cellular telephone basestations. The Company's sales to this customer declined by 61% from Q3 1999 to Q3 2000. The Company believes the wireless infrastructure market is growing, and continues to be an attractive market, however, demand has proven to be very volatile from quarter to quarter. The Company anticipates that this volatility will continue in the future. In addition, product transitions at the Company's customer will affect demand for the Company's products on a quarter to quarter basis.

     Although sales to the Company's largest customer declined as described above, during this same time period sales to other customers increased by 74%. In Q3 2000, the Company's largest customer accounted for 28% of total revenue, compared to Q3 1999 in which the Company's largest customer accounted for 64% of total revenue. The Company's broadening customer base makes the Company less dependent on any single customer.

     AlSiC lids and heat spreaders for flip-chip integrated circuit applications account for a majority of the increase in sales to other customers. Although the Company experienced some start-up costs such as labor and material inefficiences in Q3 2000 associated with the significant change in product mix, management believes that costs will decline and that it can profitably serve this market segment. Management believes the market for AlSiC lids and heat spreaders for flip-chip applications will continue to grow as high-density and higher speed integrated circuits are introduced.

     Total operating expenses in Q3 2000 were $1,374 thousand, a 9% increase over operating expenses of $1,254 thousand in Q3 1999. Total operating expenses consist of cost of sales and sales, general and administrative expenses.

     Cost of sales was $1,150 thousand in Q3 2000 compared to $1,025 thousand in Q3 1999, an increase of 12%. The increase in cost of sales was primarily driven by 1) a 22% increase in the materials costs, and 2) a 12% increase in direct labor costs. Manufacturing overhead remained relatively constant, increasing 3% in Q3 2000 compared to Q3 1999.

     Gross margins declined in Q3 2000 compared to Q3 1999 as the Company experienced start-up costs such as labor and material inefficiencies associated with this significant change in product mix. Although most of the decline in gross margins results from increased materials and labor costs, the decline in total revenue coupled with the slight increase in manufacturing overhead, which is largely a fixed cost, also contributed to lower gross margins.

     Sales, general and administrative expenses were $224 thousand in Q3 2000 compared to $229 thousand in Q3 1999, a decrease of 2%.

Results of Operations - First Nine Months of 2000 Compared to First Nine Months of 1999
--------------
     Revenue for the first nine months of 2000 of $3,757 thousand was 3% lower than revenue in the first nine months of 1999 of $3,864 thousand. Revenues from the Company's largest customer declined by 12% while revenue from other customers increased by 15% during this time period.

     Total operating expenses in the first nine months of 2000 were $3,938 thousand, a 8% increase over operating expenses of $3,647 thousand in the first nine months of Q3 1999. Total operating expenses consist of cost of sales and sales, general and administrative expenses.

     Cost of sales were $3,214 thousand in the first nine months of 2000 compared to $2,920 thousand in the first nine months of 1999, an increase of 10%. In the first nine months of 2000 the Company added personnel in the quality and engineering functions in anticipation of future growth, increasing fixed costs at a greater rate than revenues increased, resulting in reduced gross profits.

     Shipments of new products grew significantly in the first nine months of 2000 compared to the first nine months of 1999, partially but not fully offsetting a reduction in shipments of existing products to a single major customer. The product mix changed significantly, particularly in Q3 2000, and the Company experienced some labor and material inefficiencies as it ramped up these new products. AlSiC lids and heat sinks for flip-chip applications account for the majority of new products in the first nine months of 2000 compared to the same period a year ago.

     Sales, general and administrative expenses were $724 thousand in the first nine months of 2000 compared to $727 thousand in the first nine months of 1999, a decrease of less than 1%.

     The cumulative effect of these revenues and costs resulted in a net loss of ($119) thousand, or ($0.01) per basic share, ($0.01) per diluted share, in the first nine months of 2000, compared to net income of $358 thousand, or $0.03 per basic share, $0.03 per diluted share in the first nine months of 1999.

Financial Liquidity
-------------------
     The Company`s cash and short-term investments balance at September 30, 2000 was $994 thousand compared to a balance at January 1, 2000 of $1,340 thousand.

     In the first nine months of 2000 operations consumed cash of $199 thousand. Purchases of production equipment consumed cash of $236 thousand and the sale of obsolete equipment generated $128 thousand, resulting in net cash consumption associated with the purchase and sale of production equipment of $108 thousand. The equipment additions provide the Company with increased capacity for future growth and with increased ability to serve a broader range of customers.

     Inventories increased to $426 thousand at September 30, 2000 from $307 thousand at January 1, 2000. Management expects that inventory levels will fluctuate from quarter to quarter depending on specific timing of customer releases and management actions to smooth demand on the production floor.

     Accounts Receivable trade increased to $464 thousand at September 30, 2000 from $388 thousand at January 1, 2000. Shipments to customers increased towards the end of Q3 2000 resulting in an increase in accounts receivables.

     The Company financed its working capital requirements during the third fiscal quarter of 2000 with funds generated from sales and cash on hand. Management considers future cash flow from operations and available cash to be adequate to meet its working capital requirements for the foreseeable future.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS 133) which, as amended, is currently effective January 1, 2001 for the Corporation. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. Management believes adoption of this standard and related transition adjustments will not have a material impact on the Corporation's consolidated financial position, results of operations or cash flows.


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

                            Ceramics Process Systems Corporation
                                          (Registrant)

Date:       November 13, 2000           /s/Grant C. Bennett
                                        Grant C. Bennett
                                        President and Treasurer
                                        (Principal Executive
                                        Officer)