Form 10-K
period 2000-12-30
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 2001-03-30
CIK 814676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One) [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 30, 2000 -------------------------------------------

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the transition period from to Commission file number: 0-16088

CERAMICS PROCESS SYSTEMS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2832509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 South Worcester Street, P.O. Box 338	02712
Chartley, Massachusetts	(Zip Code)
(Address of principal executive offices)

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

[X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

     The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was $3,724,539 based on the average of the reported closing bid and asked prices for the Common Stock on March 1,2001 as reported on the OTC Bulletin Board.

Number of shares of Common Stock outstanding as of December 30, 2000: 12,310,352 shares.

Documents incorporated by reference.

Part I

Item 1. Business.

     Ceramics Process Systems Corporation (the 'Company' or 'CPS') serves the wireless communications infrastructure market, high-performance microprocessor market, motor controller market, and other microelectronic markets by developing, manufacturing, and marketing advanced metal-matrix composite components to house, interconnect and thermally manage microelectronic devices. The Company's products are typically in the form of housings, packages, lids, substrates, thermal planes, or heat sinks, and are used in applications where thermal management and/or weight are important considerations.

     The Company's products are manufactured by proprietary processes the Company has developed including the QuicksetTM Injection Molding Process ('Quickset Process') and the QuickCastTM Pressure Infiltration Process ('QuickCast Process').

     Although the Company's focus is manufacturing components, the Company has sold licenses to portions of its technology to strategic partners such as Hitachi Metals Ltd. In fiscal 2000, 98% of the Company’s total revenue was derived from manufactured products and 2% from licensing fees, in 1999, 100% of the Company's total revenue was derived from manufactured products; in fiscal 1998, 87% of the Company's total revenue was derived from manufactured products and 13% from licensing fees.

    The Company was incorporated in Massachusetts in 1984. The Company reincorporated in Delaware in April 1987, through merger into its wholly-owned Delaware subsidiary organized for purposes of the reincorporation. In July 1987, the Company completed its initial public offering of 1.5 million shares of its Common Stock.

Overview of Markets and Products

Consumer demand continues to motivate the electronics industry to produce products which:

  operate at higher speeds;
  are smaller in size; and
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

     CPS produces products made of AlSiC in the shapes and configurations required for each application - i.e., in the form of lids, substrates, housings, etc. Every product is made to a customer's blueprint. The CPS process technology allows most products to be made to net shape, requiring no or little final machining.

     Although the Company's focus today is on AlSiC components, the Company believes its proprietary Quickset- Quickcast process technology can be used to produce other metal-matrix composites which may meet future market needs.

     Today, the problem of thermal management is most acute in high-performance, high-density applications such as cellular basestations, high-performance microprocessors, motor controllers and components for satellite communications. However, as the trends towards faster speeds, reduced size and increased reliability continue, and as high-density circuitry is used in a larger number of applications, the Company believes that the Company's products will be used in additional market segments.

Specific Markets and Products

Lids and Heat Spreaders for High-Performance Microprocessors and Other Integrated Circuits

     Increases in speed, circuit density, and the number of connections in microprocessor chips (MPUs) and application specific integrated circuits (ASICs) are accelerating a transition in the way in which these circuits are packaged. Packages provide mechanical protection to the integrated circuit (IC), enable the IC to be connected to other circuits via pins, solder bumps or other connectors, and allow attachment of a heat sink or fan to ensure the IC does not overheat. In the past most high-performance ICs were electrically connected to the package by fine wires in a process known as wire bonding. Increasingly high-performance semiconductors are connected to the package by placing metal bumps on the connection points of the die, turning the die upside down in the package, and directly connecting the bumps on the die with corresponding bumps on the package base by reflowing the bumps. This is referred to as a "flip-chip package". Flip chip packages allow for connection of a larger number of leads in a smaller space, and can provide other electrical performance advantages compared to wire bonded packages.

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

    The Company's composite material, AlSiC, has been developed to meet these two needs: it is engineered to have sufficient thermal conductivity to allow the heat generated by the die to be removed through the lid, and it is engineered to expand upon heating at a rate similar to other materials used in the package assembly in order to ensure reliability of the package over time as it thermally cycles. The Company produces lids made of AlSiC for high performance microprocessors used in servers and other applications.

    Most participants in the semiconductor industry believe the densities of ICs will continue to increase following the well-known "Moore's Law". As IC densities increase, generally so does the IC size, and the amount of heat generated by the IC. The company believes the need for thermal management will continue to grow rapidly. For example, the Semiconductor Industry Association (SIA) 1997 Roadmap anticipated the use of 1.5 GHz, 40 million transistor, 385 mm2 microprocessor chips dissipating as much as 110 Watts in workstations and servers to be offered in 2001, and a further substantial increase to 3.5 GHz, 200 million transistor, 520 mm2 chips dissipating 160 watts for use in workstations and servers to be offered in 2006.

Wireless Communications Infrastructure Market
    The demand for wireless telecommunications services such as cellular and Personal Communications Systems ('PCS') has grown significantly during the past decade, driven by reduced costs for wireless handsets, a more favorable regulatory environment, increasing competition among service providers and a greater availability of services and microwave spectrum.

    In developing countries wireless telephone networks are being installed as an alternative to installing or upgrading traditional wireline networks. The growth in wireless communications has required, and will continue to require, substantial investment by service providers in infrastructure equipment such as basestations.

    The Company manufactures substrates and heat sinks on which high-performance circuits such as power amplifiers are mounted in wireless basestations. Use of the company's products allows the basestation manufacturer to reduce overall basestation size, increase the number of calls a basestation can handle, and to improve reliability.

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

     The Company provides substrates, baseplates and heatsinks on which power semiconductors are mounted to produce modules for motor control. The Company's AlSiC baseplates have sufficient thermal conductivity to allow for removal of heat through the baseplate, and have a thermal expansion rate sufficiently similar to the other components in the assembly to ensure reliability over time as the assembly thermally cycles. The Company believes this market will continue to grow as the use of power modules penetrates additional motor applications, and as electric motors themselves penetrate new applications such as the hybrid electric vehicle.

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

Customers

     The Company sells primarily to major United States microelectronics systems houses. The Company began selling and marketing in Western Europe in 1999 and in Japan in 2000 through representatives in those areas. The Company's customers typically purchase prototype and evaluation quantities of the Company's products over a one to three year period before entering into recurring production.

     In fiscal 2000, the Company’s three largest customers accounted for 54%, 17% and 8% of total revenues, respectively. In fiscal 1999, the Company's three largest customers accounted for 67%, 8%, and 6% of total revenues, respectively. In fiscal 1998, the Company's three largest customers accounted for 72%, 13%, and 6% of total revenues.

     In fiscal 2000, 94% of the Company’s revenues were derived from commercial applications, and 6% were derived from defense related applications. In fiscal 1999, 89% of the Company's revenues were derived from commercial applications and 11% were derived from defense related applications. In fiscal 1998, 94% of the Company's revenues were derived from commercial applications and 6% were derived from defense related applications.

Research and Development

     The Company continues to perform product development under prototype manufacturing agreements with customers. The Company had no externally funded collaborative research and development agreements in fiscal years 2000, 1999, or 1998.

Availability of Raw Materials

      The Company uses a variety of raw materials from numerous domestic and foreign suppliers. These materials are primarily aluminum ingots, ceramic powders and chemicals. The raw materials used by the Company are available from domestic and foreign sources and none is believed to be scarce or restricted for national security reasons.

Patents and Trade Secrets

     As of December 30, 2000, the Company had 10 United States patents. The Company also has several international patents covering the same subject matter as the U.S. patents. The Company's licensees have rights to use certain patents as defined in their respective license agreements. The Company has granted co-ownership of five of its patents and licensing rights to a joint venture company, Metals Process Systems (MPS) in exchange for its equity ownership in MPS. Under terms of the agreement, MPS has the exclusive right to use such patents in the area of metal powders and the Company has the exclusive right to use such patents in all other areas, provided, however, that MPS has granted to the Company a non-exclusive license to use the patents in the area of metal powders.

     The Company intends to continue to apply for domestic and foreign patent protection in appropriate cases. In other cases, the Company believes it may be better served by reliance on trade secret protection.In all cases, the Company intends to seek protection for its technological developments to preserve its competitive position.

Backlog and Contracts

     As of December 30, 2000, the Company had a product backlog of $3.13 million compared with a product backlog of $1.45 million at January 1, 2000. The Company shipped 96% of the year-end 1999 product backlog in fiscal 2000.

Competition

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

Employees

      As of December 30, 2000, the Company had 61 full-time employees, of whom 55 were engaged in manufacturing and engineering and 6 in sales and administration. The Company also employs temporary employees as needed to support production and program requirements.

     None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be excellent.

Item 2. Properties.

     All of the Company's operations including corporate headquarters, manufacturing operations and engineering activities are located in a leased facility in Chartley, Massachusetts. The Company is operating at the Chartley facility as a tenant-at-will.

     The Company's rental expense for operating leases was $84 thousand, $82 thousand,and $82 thousand in fiscal 2000, 1999, and 1998, respectively.

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

Part II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

     On December 30, 2000, the Company had 876 shareholders. The high and low closing bid prices of the Company's common stock for each quarter during the years ended December 30, 2000 and January 1, 2000 are shown below.

	2000		1999
	High	Low	High	Low
1st Quarter	$4.62	$0.62	$1.69	$1.19
2nd Quarter	$2.50	$1.25	$2.00	$1.38
3rd Quarter	$1.47	$1.12	$1.63	$1.00
4th Quarter	$1.22	$0.47	$1.19	$0.63

     The Company has never paid cash dividends on its Common Stock. The Company currently plans to reinvest its earnings, if any, for use in the business and does not intend to pay cash dividends in the foreseeable future. Future dividend policy will depend, among other factors, upon the Company's earnings and financial condition.

     The Company's Common Stock is traded on NASD's Over-the-Counter Bulletin Board (OTCBB) under the symbol CPSX.

Item 6. Selected Consolidated Financial Data

     The following selected financial data of the Company should be read in conjunction with the consolidated financial statements and related notes filed as part of this Annual Report on Form 10-K. Units are in thousands except share and per share amounts.

SELECTED CONSOLIDATED FINANCIAL DATA

For the Fiscal Year:	2000	1999	1998	1997	1996
Summary of Operations
Product Revenue	$5,036	$4,806	$4,788	$4,198	$1,922
License and Royalty
Revenue	9	0	737	391	85
Operating Expenses	5,331	4,723	3,722	2,993	2,201
Operating Income (Loss)	(286)	83	1,803	1,596	(194)
Net Other Income (Expense)	92	155	(131)	(219)	(217)
Net Income (Loss)	$ (194)	$ 238	$ 1,672	$ 1,377	$(411)
	======	======	======	======	======
Net Income (Loss) Per
Basic Common Share	($0.02)	$ 0.02	$ 0.16	$ 0.18	$ (0.05)
	======	======	======	======	======
Weighted Average Basic
Number of Common Shares
Outstanding	12,287	12,286	10,566	7,799	7,781
	======	======	======	======	======
Net Income (Loss) Per
Diluted Common Share	($0.02)	$ 0.02	$ 0.14	$ 0.13	$ (0.05)
	======	======	======	======	======
Weighted Average Diluted
Number of Common Shares
Outstanding	12,287	12,483	12,547	12,280	7,781
	======	======	======	======	======

Year-end Position

Working Capital (Deficit)	$1,539	$1,812	$ 1,782	$(1,788)	$(3,200)
Total Assets	3,084	3,186	2,984	1,905	795
Long-term Obligations	145	197	125	310	88
Stockholders' Equity
(Deficit)	$2,434	$2,627	$ 2,389	$(1,520)	$(2,905)

SELECTED QUARTERLY FINANCIAL DATA

	First Fiscal Quarter	Second Fiscal Quarter	Third Fiscal Quarter	Fourth Fiscal Quarter
2000
Net Sales	$1,354	$1,346	$1,057	$1,288
Gross Profit	327	309	(93)	172
Net Income (loss)	109	70	(298)	(75)
Net income (loss) per basic common share	$0.01	$0.01	($0.02)	($0.01)
Net income (loss) per Diluted common share	$0.01	$0.01	($0.02)	($0.01)
1999
Net Sales	1,245	1,421	1,197	942
Gross Profit	412	359	172	50
Net Income (loss)	151	150	56	(120)
Net income (loss) per basic common share	$0.01	$0.01	$0.00	($0.01)
Net income (loss) per Diluted common share	$0.01	$0.01	$0.00	($0.01)

      The figures presented in the Selected Quarterly Financial Data above are unaudited.

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

Results of Operations

Revenue

     Revenue from sales of products in fiscal 2000 was $5.04 million, up 5% from sales of products of $4.81 million in fiscal 1999. Revenue from licensing agreements in 2000 was $9 thousand, no revenue was received from licensing agreements in 1999.

     In 2000, the company broadened its customer and product base. In 2000, the Company’s largest customer accounted for 54% of revenues compared to 1999 when the Company’s largest customer accounted for 67% of revenue. In 2000, 34% of revenues were from new products introduced to new customers within the previous 18 months, compared to 1999 in which 16% of revenues were from new products introduced to new customers within the previous 18 months. Management believes that near-term lids and heat-spreaders will be the product area with the highest unit and dollar growth.

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

Operating Costs

    Total operating costs were $5.3 million, $4.7 million and $3.7 million for the fiscal years 2000, 1999, and 1998, respectively.

    Operating costs increased in fiscal 2000 compared to fiscal 1999 by $609 thousand or 13%. Raw material costs increased by 7%, direct labor increased by 19%, and total manufacturing overhead increased by 16%. The increases in direct labor and manufacturing overhead resulted primarily from higher employment levels.

    Operating costs increased in fiscal 1999 compared to fiscal 1998 by $1.0 million primarily as a result higher employment levels in 1999.

    Cost of sales for fiscal years 2000, 1999, and 1998 were $4.3 million, $3.8 Million and $3.0 million, respectively. Selling, general and administrative costs for the same periods were $1.0 million, $0.9 million, and $0.7 million, respectively.

    The $0.5 million increase in cost of sales in fiscal 2000 versus fiscal 1999 is attributable primarily to increased direct labor expenses and increased manufacturing overhead.

    The $0.8 million increase in cost of sales in fiscal 1999 versus fiscal 1998 is attributable to increased overhead expenses and increased tooling, raw material and labor expenses associated with changes in product mix.

     Gross margins on product revenue for fiscal years 2000, 1999, and 1998 were 14%, 21%, and 37% respectively. The decline in gross margins in 2000 compared to 1999 results from several factors including: 1) increased unit costs associated with the introduction of a number of new products in 2000, and 2) higher staffing levels which management determined were needed to support forecasted growth and to address increased month-to-month volatility of customer demand. The Company does not anticipate continuing to add fixed costs at a greater rate than revenue growth in the near future.

     Selling, general and administrative expenses for fiscal years 2000, 1999, and 1998 were $1.0 million, $0.9 million, and $0.7 million, respectively. The increase of $0.1 million in fiscal 2000 from fiscal 1999, and the increase of $0.2 million in fiscal 1999 from fiscal 1998 resulted primarily from hiring additional sales personnel and additional travel and sales promotion expenses. The Company began to sell product actively in Europe in fiscal 1999, and began to sell product actively in Japan in fiscal 2000.

     The Company continues to perform product development under prototype manufacturing agreements with customers. The Company had no externally funded collaborative research and development agreements in fiscal 2000, 1999, or 1997.

Net Other Income and Expense

     The Company had net other income of $92 thousand, $149 thousand, and $0 thousand for the fiscal years 2000, 1999, and 1998 respectively. The decrease in net other income in fiscal 2000 compared to fiscal 1999 is primarily due lower gains on the sales of obsolete equipment. The increase in net other income in fiscal 1999 compared to fiscal 1998 is primarily due to the gains on the sale of obsolete equipment.

Income Taxes

     The Company's Federal income tax expenses were $0, ($6), and $36 thousand for 2000, 1999, and 1998, respectively. The Company paid no income tax in 2000 due to its tax loss carryforwards. The ($6) expense for 1999 is an adjustment for over accrual of taxes in 1998.

     Certain provisions of the Internal Revenue Code limit the annual utilization of net operating loss carryforwards if, over a three-year period, a greater than 50% change in ownership occurs. The Company believes that it did not exceed the 50% ownership change in the three-year period ending December 30, 2000; therefore, at December 30, 2000 all net operating loss carryforwards are available to offset future taxable income.

Liquidity and Cash Reserves

     Cash on hand of $672 thousand at fiscal year end 2000 reflects a decrease of $361 thousand from the cash on hand of $1,034 at fiscal year end 1999. In fiscal 2000, operations consumed net cash of $385 thousand, financing activities, namely principal payments of capital lease obligations, consumed net cash of $52 thousand, and investing activities provided net cash of $76 thousand. The Company has an accumulated deficit of $30,285,302 at December 30, 2000 and a net loss for fiscal year 2000 totaling $193,912. Management believes that cash flows from operations and existing cash balances will be sufficient to fund the Company’s cash requirements for the foreseeable future. However, there is no assurance that the Company will be able to generate sufficient revenues or reduce certain discretionary spending in the event that planned operational goals are not met, such that the Company will meet its obligations as they become due.

     Cash on hand of $1,034 thousand at fiscal year end 1999 reflects a decrease of $465 thousand from cash on hand of $1,499 thousand at fiscal year end 1998. Government securities on hand were $0, $307 thousand, and $0 at fiscal year end 2000, 1999 and 1998, respectively. In fiscal 1999, operations generated net cash of $365 thousand, investing activities, primarily the purchase of capital equipment and short term investments in the form of government securities, consumed net cash of $784 thousand, and financing activities, namely principal payments of capital lease obligations, consumed net cash of $47 thousand.

    In 2000, 1999, and 1998 the Company financed its operations through funds generated from operations, sales of fixed assets and consumption of available cash balances.

     The Company believes it will be able to finance its working capital obligations and capital expenditures throughout 2001 through funds generated from operations and consumption of available cash balances. The Company continues to sell to a limited number of customers and loss of any one of these customers could cause the Company to require external financing.

Newly Issued Accounting Pronouncements and Future Accounting Changes

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). This accounting standard, which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000,requires that all derivatives be recognized as either assets or liabilities at estimated fair value. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133. This accounting standard amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The January 1, 2001 adoption of SFAS No. 133, as amended, is not expected to have a material effect on the Company's financial position or results of operations.

Inflation

     Inflation had no material effect on the results of operations or financial condition during 2000, 1999, or 1998. There can be no assurance; however, that inflation will not affect the Company's operations or business in the future.

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

    The directors and executive officers of the Company are as follows:

Name	Age	Position
Grant C. Bennett	46	President Chief Executive Officer, Treasurer and Director
Michael Bernique	57	Director
H. Kent Bowen	59	Director
Francis J. Hughes, Jr.	50	Director

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

     Dr. H. Kent Bowen has served as a Professor at Harvard Business School since July, 1992. Prior to that time, he held the position of Ford Professor of Engineering at the Massachusetts Institute of Technology ('MIT') from 1981 to 1992. Dr. Bowen served as Co-Director of the Leaders for Manufacturing Program at MIT from 1991 through July, 1992. Dr. Bowen has been a Director of the Company since 1984 and served as Chairman of the Board of Directors of the Company from 1984 to August, 1988. Dr. Bowen is also a director of SPX Corporation.

     Mr. Francis J. Hughes, Jr. has served as President of American Research and Development Corporation ('ARD'), a venture capital firm, since 1992. Mr. Hughes joined ARD's predecessor organization in 1982, and became Chief Operating Officer in 1990. Mr. Hughes served as General Partner of the following venture capital funds: ARD I, L.P., ARD II, L.P. (since July, 1985), ARD III, L.P. (since April, 1988), Hospitality Technology Fund, L.P.(since June, 1991) and Egan-Managed Capital, L.P. (since February, 1997). Mr. Hughes has served as a Director of the Company since 1993. Mr. Hughes is also a director of RF Monolithics, Inc.

     There are no family relationships between or among any executive officers or directors of the Company.

Item 11. Executive Compensation

    The following table sets forth certain information with respect to the annual and long-term compensation of the Company's Chief Executive Officer for the three fiscal years ended January 1, 2000. No other executive officer of the Company serving on the last day of fiscal year 1999 received total annual salary and bonus in excess of $100,000.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
				Other	Options	LTIP	All Other
Name & Position	Year	Salary	Bonus	Compensation	/SAR's	Payouts	Compensation
		($)	($)	($)	($)	($)	($)	($)
Grant C. Bennett President	2000	$127,341	$0	$0	0	$0	$0	$0
and Cheif Executive Officer	1999	$125,000	$0	$0	0	$0	$0	$0
	1998	$104,026	$0	$0	0	$0	$0	$0

    The Company's President and Chief Executive Officer did not receive option grants during fiscal year 2000. During fiscal year 2000 no options were exercised by him, and at the end of the fiscal year 2000 no options were held by him.

Directors' Fees

     The Company adopted the 1992 Director Stock Option Plan ("1992 Director Plan") on February 20, 1992. As of January 1, 2000 options to purchase 35,000 shares of Common Stock were outstanding under the 1992 Director Plan. No grants were made under this plan in fiscal 2000, 1999 or 1998. The 1992 Director Plan expired on April 16, 1998 and no new grants are available under it.

     The Company adopted the 1999 Stock Incentive Plan ("1999 Plan") on January 22, 1999. Under the terms of the 1999 Plan, all of the Company's employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock awards, or other stock-based awards. In 2000, options to purchase 24,000 shares shares of the Company's Common Stock were granted to directors under the 1999 Plan. All options granted are nonstatutory stock options granted at the fair market value of the stock, are exercisable one year from the date of grant, and expire ten years from the date of grant. The 1999 Plan includes provisions for the acceleration of vesting in the event of a change in control of the Company. Outside directors may receive expense reimbursements for attending board and committee meetings. Directors who are officers or employees of the Company do not receive any additional compensation for their services as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of March 1, 2001, with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each Director of the Company, (iii) each Executive Officer of the Company named above in the Summary Compensation Table, and (iv) all Directors and Officers as a group:

	Common Stock	(1)	Percentage of Shares of
	Beneficially Owned		Common Stock Outstanding
Name and Address of Beneficial Owner
ARD Master, L.P.	2,189,789	(2)	17.8%
30 Federal Street Boston,
MA 02110-2508

Waco Partners	1,669,980		13.6%
c/o Wechsler & Co., Inc.
105 South Bedford Road, Suite 310
Mount Kisco, NY 10549

Grant C. Bennett (Director & Officer)	1,612,331		13.1%

Michael Bernique (Director)	16,000	(3)	*

H. Kent Bowen (Director)	24,000	(4)	*

Francis J. Hughes, Jr. (Director)	2,202,289	(5)	17.9%

All Directors and Officers as a
group (four persons)	3,854,620	(6)	31.2%

*Less than 1% of the total number of outstanding shares of Common Stock.

1. The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, each stockholder referred to above has sole voting and investment power respect to the shares listed.

2. Total of 2,189,789 shares consists of 2,184,789 shares owned by ARD Master L.P., and options to purchase 5,000 shares of common stock exercisable within 60 days after March 1, 2001. Excludes options to purchase 12,500 shares of common stock held by Mr. Hughes which are exercisable within 60 days after March 1, 2001.

3. Consists of options to purchase 16,000 shares of common stock exercisable within 60 days after March 1, 2001.

4. Consists of options to purchase 24,000 shares of common stock exercisable within 60 days after March 1, 2001.

5. Consists of shares and options to purchase shares described in Footnote 2 above owned by ARD Master, L.P., and options to purchase 12,500 shares of common stock held by Mr. Hughes which are exercisable within 60 days after March 1, 2001.

6. Consists of all shares and options to purchase shares described in Footnotes 3,4 and 5 above, and shares owned by Grant C. Bennett listed in above table.

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

			Shares Issued Upon Conversion of Principal and Shares Issued or cash Paid for Accrued Interest in 1998
Noteholder	Principal Amount ($)	Per Annum Interest Rate (%)	Principal Conversion Shares	Interest Conversion Shares	Interest Payment Cash
ASMV	$660,000	10%	1,320,000	517,810	-
Waco Partners	$750,000	10%	1,500,000	-	$132,260
ARD III	$141,440	10%	282,880	112,122	-
ARD I	$118,560	10%	237,120	93,984	-
Affiliates of Directors as a group	$260,000	10%	520,000	206,106	-

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

Grant C. Bennett

President

Date: March 30, 2001

Pursuant to the Requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date
/s/ Grant C. Bennett	President, Treasurer and Director (Principal Executive Officer)	}	March 30, 2001
Grant C. Bennett		}
/s/ Michael Bernique	Director	}
Michael Bernique		}
/s/ H. Kent Bowen	Director	}
H. Kent Bowen		}
/s/ Francis J. Hughes, Jr.	Director	}
Francis J. Hughes, Jr.		}

CERAMICS PROCESS SYSTEMS CORPORATION EXHIBIT INDEX

Exhibit No.	Description
3.1**	Restated Certificate of Incorporation of the Company, as amended, is incorporated herein by reference to Exhibit 3 to the Company's Registration Statement on Form 8-A (File No. 0-16088)
3.2**	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 33-14616)(the '1987 S-1Registration Statement')
4.1**	Specimen certificate for shares of Common Stock of the Company is incorporated herein by reference to Exhibit 4 to the 1987 S-1 Registration Statement
4.2**	Description of Capital Stock contained in the Restated Certificate of Incorporation of the Company, as amended, filed as Exhibit 3.1
(1)10.1**	1984 Stock Option Plan of the Company, as amended, is incorporated herein by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988
(1)10.2**	1989 Stock Option Plan of the Company, is incorporated by reference to Exhibit 10.6 to the Company's 1989 S-1 Registration Statement
(1)10.3**	1992 Director Stock Option Plan is incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991
10.4**	Participation Agreement, dated February 14, 1991, between the Company and Sopretac, a French societe anonyme, is incorporated by reference to Exhibit10.10 to the Company's Annual Report on Form 10-K for the year ended December 28, 1991
(1)10.5**	Retirement Savings Plan, effective September 1, 1987 is incorporated by reference to Exhibit 10.35 to the Company's 1989 S-1 Registration Statement
(1)10.6**	Severance Benefit Program, effective June 1, 1989, is incorporated by reference to Exhibit 10.36 to the Company's S-1 Registration Statement
10.7**	Research and Development Agreement, dated as of June 26, 1991, between the Company and Carpenter Technology Corporation ('CarTech') is incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 28, 1991 --
10.8**	Option and License Agreement, dated as of June 26, 1991, between the Company and CarTech is incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 28, 1991
10.9**	License Agreement, dated as of December 11, 1992, between the Company and CarTech is incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993
10.10**	Amendment to Research and Development Agreement, dated as of December 11, 1992, between the Company and CarTech is incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993
10.11**	Amendment to Option and License Agreement, dated as of December 11, 1992, between the Company and CarTech is incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993
10.12**	BancBoston lease line of credit, dated December 23, 1991, between the Company and The First National Bank of Boston is incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 28, 1991
10.13**	Amendment to BancBoston lease line of credit, dated December 31, 1992, between the Company and the First National Bank of Boston is incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993
10.14**	Form of 10% Convertible Subordinated Note Due June 30, 1995 and related Common Stock Purchase Warrant between the Company and noteholder is incorporated by reference to Exhibit 10.22 to the Company's Annual Report for the fiscal year ended January 1, 1994
10.15**	10% Convertible Subordinated Note Due April 21, 2001 between the Company and Waco Partners and related Subordinated Convertible Note Purchase Agreement between the Company and Wechsler & Co., Inc. is incorporated by reference to Exhibit 10.21 to the Company's Annual Report for the fiscal year ended December 31, 1994
10.16**	10% Convertible Subordinated Note Due January 31,1996 and related Common Stock Purchase Warrant between the Company and Ampersand Specialty Materials Ventures Limited Partnership is incorporated by reference to Exhibit 10.22 to the Company's Annual Report for the fiscal year ended December 31, 1994
10.17**	Form of 10% Convertible Subordinated Note Due April 24, 1996 and related Common Stock Purchase Warrant between the Company and noteholder is incorporated by reference to Exhibit 10.23 to the Company's Annual Report for the fiscal year ended December 31, 1994
10.18**	Senior Secured Promissory Note Due March 30, 1996 and related Security Agreement between the Company and Aavid Thermal Technologies, Inc. is incorporated by reference to Exhibit 10.24 to the Company's Annual Report for the fiscal year ended December 31, 1994
10.19**	Secured Line of Credit Note Due June 30, 1996 and related Security Agreement between the Company and Kilburn Isotronics, Inc.
10.20**	Amended and Restated Promissory Note dated July 31, 1996 between the Company and Texas Instruments Incorporated
10.21	1999 Stock Incentive Plan adopted by the Company's Board of Directors on January 22, 1999
21**	Subsidiaries of the Registrant are incorporated herein by reference to Exhibit 22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988
23.1	Consent of PricewaterhouseCoopers LLP

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

Report of Independent Accountants

To the Board of Directors and Shareholders of Ceramics Process Systems Corporation:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Ceramics Process Systems Corporation and its subsidiary at December 30, 2000 and January 1, 2000, and the results of their operations and their cash flows for each of the fiscal years ended December 30, 2000, January 1, 2000 and December 26, 1998 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts

March 2, 2001

CONSOLIDATED BALANCE SHEETS CERAMICS PROCESS SYSTEMS CORPORATION

ASSETS

	December 30, 2000	January 1, 2000
Current Assets:
Cash & cash equivalents
	$ 672,391	$ 1,033,522
Short-term Investments
	-	306,672
Accounts receivable - trade
	800,223	387,569
Accounts receivable - other
	-	109,065
Inventories
	567,132	307,348
Prepaid expenses
	5,142	30,193
	-------------	-------------
Total current assets
	2,044,888	2,174,369

Property and equipment:
Production equipment
	1,880,486	2,013,331
Office equipment
	188,010	202,523
Accumulated depreciation and amortization
	(1,029,006)	(1,204,000)
	-------------	-------------
Net property and equipment
	1,039,490	1,011,854
	-------------	-------------
TOTAL ASSETS
	$ 3,084,378	$ 3,186,223
	===========	===========

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS CERAMICS PROCESS SYSTEMS CORPORATION

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 30, 2000	January 1, 2000
Current liabilities:
Accounts payable
	$ 299,656	$ 142,667
Accrued expenses
	144,440	157,300
Current portion of deferred revenue
	9,884	9,884
Current portion of capital lease obligations
	52,061	52,255
	-------------	-------------
Total current liabilities
	506,041	362,106

Long term - deferred revenue
	124,000	124,000
Long term portion of capital lease obligations
	20,762	72,900
	-------------	-------------
Total liabilities
	650,803	559,006

Stockholders' equity:
Common stock, $0.01 par value, authorized

    15,000,000 shares; issued 12,310,352

    shares at 12/30/00 and 12,308,852

    shares at 01/01/00
	123,104	123,089
Additional paid-in capital
	32,656,608	32,656,353

Accumulated deficit
	(30,285,302)	(30,091,390)
Less treasury stock, at cost,

     22,883 common shares
	(60,835)	(60,835)
	-------------	-------------
Total stockholders' equity
	2,433,575	2,627,217
	-------------	-------------
TOTAL LIABILITIES &
	$ 3,084,378	$ 3,186,223
STOCKHOLDERS' EQUITY
	===========	===========

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Ceramics Process Systems Corporation

	For the years ended
	December 30,	January 1,	December 26,
	2000	2000	1998
Revenue:
Product sales	$ 5,035,743	$ 4,805,865	$ 4,787,790
License and royalty revenues	9,344	--	737,504
	-----------	-----------	-----------
Total Revenue	5,045,087	4,805,865	5,525,294
	-----------	-----------	-----------
Operating expenses:
Cost of sales	4,329,673	3,812,094	3,037,351
Selling, general and administrative	1,001,539	910,343	684,658
	-----------	-----------	-----------
Total operating expenses	5,331,212	4,722,437	3,722,009
	-----------	-----------	-----------

Operating income (loss)	(286,125)	83,428	1,803,285

Other income (expense):
Interest income	63,148	59,739	41,455
Interest expense	(10,660)	(15,957)	(132,202)
Other income	39,725	104,917	90,774
	-----------	-----------	-----------
Income (loss) before taxes	(193,912)	232,127	1,803,312

Provision for(benefit from) taxes	--	(5,929)	130,877
	-----------	-----------	-----------
Net income (loss)	$(193,912)	$ 238,056	$ 1,672,435
	==========	===========	===========
Net income (loss) per basic
common share	$(0.02)	$ 0.02	$ 0.16

Weighted average
number of basic common
shares outstanding	12,287,469	12,285,969	10,565,961

Net income (loss) per
diluted common share	(0.02)	0.02	0.14

Weighted average
number of diluted common
shares outstanding	12,287,469	12,483,279	12,547,427

The accompanying notes are an integral part of the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended December 30, 2000, January 1, 2000 and December 26, 1998
Ceramics Process Systems Corporation
Common stock					Stock-
		Additional			Holders'
Number	Par	Paid-in	Accumulated	Treasury	equity
of shares	Value	capital	deficit	stock	(deficit)

Balance at December 27, 1997
7,824,582	$ 78,246	$30,464,833	$(32,001,881)	$(60,835)	$(1,519,637)

Common stock issued in debt conversion
4,463,916	44,639	2,187,319	--	--	2,231,958

Issuance of common stock pursuant to exercise of stock options
20,354	204	4,201	--	--	4,405
Net income
--	--	--	1,672,435	--	1,672,435

Balance at December 26,1998
12,308,852	123,089	32,656,353	(30,329,446)	(60,835)	2,389,161

Net income
--	--	--	238,056	--	238,056

Balance at January 1, 2000
12,308,852	123,089	32,656,353	(30,091,390)	(60,835)	2,627,217

Issuance of common stock pursuant to exercise of stock options
1,500	15	255	--	--	270

Net loss
--	--	--	(193,912)	--	(193,912)

Balance December 30, 2000
12,310,352	$ 123,104	$32,656,608	$(30,285,302)	$ (60,835)	$ 2,433,575
===========	===========	===========	=============	===========	============
The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Ceramics Process Systems Corporation

	December 30,	January 1,	December 26,
	2000	2000	1998
Cash flows from Operating Activities:
Net income (loss)	$ (193,912)	$ 238,056	$ 1,672,435
Adjustments to reconcile net
Income (loss) to cash provided
by operating activities:
Depreciation	267,750	167,359	146,234
Amortization	46,959	46,959	36,600
Gain on the sale of
equipment	(24,581)	(104,225)	(53,800)
Loss on write-off of non-trade
receivable	15,000
Changes in assets & liabilities:
Accounts receivable - trade	(412,653)	126,583	78,987
Accounts receivable - other		17,982
Inventories	(259,784)	(103,148)	(80,875)
Prepaid expenses	25,051	(28,364)	13,698
Accrued interest on investments	6,672	(6,672)
Accounts payable	156,989	45,914	(57,904)
Accrued expenses	(12,860)	(26,732)	(131,120)
Deferred revenue		(8,382)	(21,164)
Net cash provided by (used	-----------	-----------	-----------
in)operating activities	(385,369)	365,330	1,603,091
	-----------	-----------	-----------
Cash flows from investing activities:
Additions to property and equipment	(357,815)	(502,555)	(332,954)
Cash received on sale of
equipment	134,115	10,160	53,800
Deposits		8,772	(3,700)
Sale of marketable securities	300,000
Purchase of marketable securities		(300,000)
Net cash provided by (used	-----------	-----------	-----------
in) investing activities	76,300	(783,623)	(282,854)
	-----------	-----------	-----------
Cash flows from financing activities:
Principal payments of capital
lease obligations	(52,332)	(46,959)	(42,204)
Principal payments of notes payable			(344,830)
Proceeds from the issuance
of common stock	270		4,405
Net cash used in	-----------	-----------	-----------
Financing activities	(52,062)	(46,959)	(382,629)
	-----------	-----------	-----------
Net increase(decrease) in cash	(361,131)	(465,252)	937,608
Cash and cash equivalents at
beginning of period	1,033,522	1,498,774	561,166
Cash and cash equivalents at	-----------	-----------	-----------
end of period	$ 672,391	$ 1,033,522	$ 1,498,774
	===========	===========	===========

The accompanying notes are an integral part of the Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ceramics Process Systems Corporation

(1) Nature of Business

      The Company serves the high-performance microprocessor market, motor controller market, wireless communications infrastructure market, and other microelectronic markets by developing, manufacturing, and marketing advanced metal-matrix composite components to house, interconnect and thermally manage microelectronic devices.

       The Company has an accumulated deficit of $30,285,302 at December 30, 2000 and a net loss for fiscal year 2000 totaling $193,912. Management believes that cash flows from operations and existing cash balances will be sufficient to fund the Company’s cash requirements for the foreseeable future. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern and achieve its business objective.

(2) Summary of Significant Accounting Policies

(2)   (a)     Principles of Consolidation

     The consolidated financial statements include the accounts of Ceramics Process Systems Corporation (the "Company") and its wholly-owned subsidiary, CPS Superconductor Corporation('CPSS'). All intercompany balances and transactions have been eliminated in consolidation.

(2)   (b)     Basis of Presentation

     Certain amounts in the financial statements and notes thereto have been reclassified to conform to fiscal year 2000 classifications.

(2)   (c)    Cash, Cash Equivalents, and Investments

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

      Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. At January 1, 2000, in addition to cash and cash equivalents, the Company held investments in government securities with an original maturity of greater than three months in the amount of $306,672. These government securities are classified as held-to-maturity and carried at amortized cost. As of January 1, 2000, the estimated fair value of each investment approximated its amortized cost and therefore there were no significant unrealized gains or losses. At December 30, 2000, the Company held no investments in government securities.

      Short-term investments of $306,672 held at January 1, 2000 had maturities of less than one year.

 (2)   (d)    Inventories

      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Year-end inventory balances consisted of the following:

	December 30,	January 1,
	2000	2000
Raw materials	$ 89,047	$ 71,134
Work-in-process	262,313	236,214
Finished good	215,772	--
	---------	---------
	$ 567,132	$ 307,348
	=========	=========

(2)   (e)     Property and Equipment

     Property and equipment are stated at cost. Depreciation of equipment is calculated on a straight-line basis over the estimated useful life, generally five years. Amortization of equipment under capital leases is calculated on a straight-line basis over the life of the lease. Depreciation of leasehold improvements is calculated using the straight-line method over the lease term or the estimated useful lives, whichever is shorter. Maintenance and repairs are charged to expenses as incurred and betterments are capitalized. Upon retirement or sale, the cost and related accumulated depreciation or amortization are removed from their respective accounts. Any gains or losses are included in the results of operations in the period in which they occur.

(2)   (f)    Revenue Recognition

      The Company recognizes product revenue generally upon shipment. Revenue related to license agreements is recognized upon receipt of the license payment or over the license period, if the Company has continuing obligations under the agreement. Advance payments in excess of revenue recognized are recorded as deferred revenue.

(2)   (g)    Research and Development Costs

    The Company continues to perform product development under prototype manufacturing agreements with customers. In fiscal 2000, 1999 and 1998 the Company did not incur any costs for research and development and did not perform any externally funded research and development programs. In prior periods research and development costs were charged to expense as incurred.

(2)   (h)     Income Taxes

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

(2)   (i)    Net Income (Loss) Per Common Share

     Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the sum of the weighted average number of common shares plus additional common shares that would have been outstanding if potential dilutive common shares had been issued for granted stock option and stock purchase rights. Common stock equivalents are excluded from the fully diluted calculations if a net loss is incurred as they would be anti-dilutive.

(2)   (j)    Comprehensive Income

     The Company has no items of comprehensive income, and therefore net income is equal to comprehensive income.

(2)   (k)    Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). This accounting standard, which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000,requires that all derivatives be recognized as either assets or liabilities at estimated fair value. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133. This accounting standard amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The January 1, 2001 adoption of SFAS No. 133, as amended, is not expected to have a material effect on the Company's financial position or results of operations.

(2)   (l)   Use of Estimates in the Preparation of Financial Statements

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

(2)   (m)   Risks and Uncertainties

      The Company manufactures its products to customer specifications and a significant portion of the Company's revenues have historically been generated from three customers predominately based in the USA. Financial instruments which potentially subject the Company to concentrations of credit risk consist of trade and other accounts receivable. The Company has not incurred significant losses on its accounts receivable in the past.

(2)   (n)   Fiscal Year-End

     The Company's fiscal year end is the last Saturday in December or the first Saturday in January, which results in a 52- or 53-week year. Fiscal year 2000 consisted of 52 weeks, fiscal year 1999 consisted of 53 weeks and fiscal year 1998 consisted of 52 weeks.

(2)   (o)   Stock-based Compensation Plans

     The Company has adopted the disclosure requirements of Statements of Financial Accounting Standards (SFAS) No.123, 'Accounting for Stock-Based Compensation'. The Company continues to recognize compensation costs using the intrinsic value based method described in Accounting Principles Board Opinion No. 25, 'Accounting for Stock Issued to Employees'. No stock-based compensation costs were recognized in 2000, 1999, and 1998.

(3) Supplemental Cash Flow Information

     No equipment was acquired through capital lease obligations in 2000, 1999 or 1998. The Company paid interest on capital leases amounting to $10,660, $15,957, and $20,710 in fiscal years 2000, 1999, and 1998, respectively. In fiscal 1998 the Company issued 4,463,916 shares of common stock upon conversion of note principal and accrued interest in the amount of $2,231,959, and paid $160,542 in cash for accrued interest. The Company paid federal income taxes of $36,066 in 1998 respectively. In 2000, 1999 and 1998 the Company recognized gains on the sale of equipment totaling $24,581 and $104,225 and $0, respectively.

(4) Leases

    At December 30, 2000, the Company had production equipment with a cost of $262,108 and accumulated amortization of $172,308 under capital leases. At January 1, 2000 the Company had production equipment with a cost of $262,108 and accumulated amortization of $125,349 under capital leases.

Future payments required under capital lease obligations are as follows at December 30, 2000:

2001	56,940
2002	21,420
Total future minimum lease payments	78,360
Less amount representing interest	5,537
Present value of net future lease payments	72,823
Less current portion	52,061
Long-term obligation under capital leases	$ 20,762
========

     The Company is operating at its Chartley facility as a tenant-at-will. Total rental expense for operating leases was $84,300, $82,000, and $82,000 for fiscal years 2000, 1999, and 1989, respectively.

 (5)  Stock-Based Compensation Plans

     In 2000 Company employees exercised options for 1,500 shares of common stock with market prices ranging between $1.44 and $3.75. In 1999 no options were exercised by Company employees. In 1998 Company employees exercised options for 20,354 shares of common stock with market prices between $0.18 and $.0625.

     In 2000 the Company granted 172,250 options at fair market values between $0.84 and $1.37 under the 1999 Stock Incentive Plan. In 1999 the Company granted 311,500 options at fair market values of $1.00 to $1.53 under the 1989 Stock Option Plan and the 1999 Stock Incentive Plan. In 1998 the Company granted 51,000 options at fair market values of $1.44 to $2.375 under the 1989 Stock Option Plan. As of December 30, 2000, the total number of options outstanding under all option plans was 783,987.

     The Company adopted the 1999 Stock Incentive Plan ("1999 Plan") on January 22, 1999. Under the terms of the 1999 Plan all of the Company's employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock awards, or other stock-based awards. All options were nonstatutory stock options granted at the fair market value of the stock, and expire ten years from the date of grant. The options granted to employees vest in equal annual installments over a five-year period. The options granted to directors vest one year from date of grant.

     Under the 1999 Plan a total of 1,250,000 shares of common stock are available for issuance. In 2000 and 1999, options to purchase, respectively, 172,250 and 273,500 shares of the Company's Common Stock were granted to employees and directors, leaving, net of cancellations, 816,600 shares available for grant as of December 30, 2000.

     As of December 30, 2000 the 1999 Plan is the only stock option plan from which awards can be made, all other options plans have expired. The 1989 Stock Option Plan expired on February 22, 1999 and no additional grants can be made from this plan. The 1992 Director Stock Option Plan expired on April 16, 1998 and no additional grants can be made from this plan. A total of 353,087 options granted under the 1989 and 1992 Plans prior to their expiration dates were outstanding as of December 30, 2000.

     The following is a summary of stock option activity for all of the above plans for the fiscal years 2000, 1999, and 1998.

		2000		1999		1998
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	632,853	$0.92	338,698	$ 0.81	374,386	$ 0.93
Granted at fairmarket value	172,250	$1.20	311,500	$ 1.09	51,000	$ 2.04
Exercised	(1,500)	$0.18			(20,354)	$ 0.22
Cancelled	(19,616)	$1.19	(17,345)	$ 1.58	(66,334)	$ 2.57
Outstanding at
end of year
	783,987	$0.98	632,853	$0.92	338,698	$ 0.81
	========	========	=======	========	=======	=======
Options exercisable
at year-end
	372,087	$0.76	273,053	$0.56	176,734	$ 0.60

The following table summarizes information about stock options outstanding at December 30, 2000:

		Options Outstanding		Options Exercisable
Range of	Number	Weighted Average Remaining	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	Contractual Life (in Years)	Exercise Price	Exercisable	Exercise Price
$0.18	201,853	5.2	$0.18	201,853	$0.18
0.75-0.843	12,000	5.6	0.79	7,000	0.75
$1.00 – 1.50	508,900	8.7	1.14	129,200	1.21
1.53 - 2.88	61,234	6.0	2.30	34,034	2.45
$0.18 - $2.88	783,987	7.5	$0.98	372,087	$0.76
	========			=======

    The fair value of each option grant under SFAS 123 is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents the annualized weighted average values of the significant assumptions used to estimate the fair values of the options:

	2000	1999	1998
Options issued	167,500	311,500	51,000
Risk-free interest rate	6.25%	5.30%	5.52%
Expected life in years	7	7	7
Expected volatility	86%	95%	88%
Expected dividends	0	0	0

     All options are granted at the fair market value on the date of grant.

     Had compensation cost for the Company's employee stock option plans been recorded based on the fair value of awards at grant date consistent with the alternative method prescribed by SFAS 123, the Company's pro forma net income (loss) for 2000, 1999, and 1998, and 1997 would have been $(260,638), $181,810, and $1,632,788 respectively. Income (loss) per share for 2000, 1999, and 1998 would have been ($0.02), $.01, and $0.14, respectively. The pro forma amounts include amortized fair values attributable to options granted after December 15, 1994 only and therefore, are not likely to be representative of the effects on reported net income for future years.

(6) Accrued Expenses

Accrued expenses consist of the following:

	December 30,	January 1,
	2000	2000
Accrued legal and accounting	$ 37,500	$ 37,000
Accrued payroll	49,336	87,814
Accrued other	57,604	32,486
	$ 144,440	$ 157,300
	========	========

(7) Income Taxes

Deferred tax assets and liabilities are as follows:

	December 30,	January 1,
	2000	2000
Net operating losses	$10,609,000	$10,683,000
Vacation and other accrued
expenses
	94,000	88,000
Depreciation	(113,000)	(107,000)

Total
	10,590,000	10,664,000
Valuation allowance	(10,590,000)	(10,664,000)
	============	============

     Due to the uncertainty related to the realization of the net deferred tax asset, a full valuation allowance has been provided. At December 30, 2000, the Company had net operating loss carryforwards of approximately $31,093,000 available to offset future income for U.S. Federal income tax purposes, and $589,000 for state income tax purposes. These operating loss carryforwards expire at various dates from the years 2001 through 2020 for federal income tax purposes and the years 2001 through 2005 for state income tax purposes.

    Certain provisions of the Internal Revenue Code limit the annual utilization of net operating loss carryforwards if, over a three-year period, a greater than 50% change in ownership occurs. The Company believes that it did not exceed the 50% ownership change in the three-year period ending at year-end 2000 therefore as of year-end 2000 all net operating loss carryforwards are available to offset future taxable income.

(10) Retirement Savings Plan

    Effective September 1, 1987, the Company established the Retirement Savings Plan (the 'Plan') under the provisions of Section 401 of the Internal Revenue Code. Employees, as defined in the Plan, are eligible to participate in the Plan after 30 days of employment. Under the terms of the Plan, the Company may match employee contributions under such method as described in the Plan and as determined each year by the Board of Directors. Through December 30, 2000, no employer matching contributions had been made to the Plan since inception.

(11) Significant Customers and Geographic Information

Significant customers in 2000, 1999 and 1998 were as follows:

	Significant Customer	Significant Customer
Year ended December 30,2000	A	54%
	B	17%
	C	8%
	D	5%

Year ended January 1, 2000	A	67%
	E	8%
	F	6%
	D	4%

Year ended December 26, 1998	A	72%
	G	13%
	D	6%
	H	2%

     All of the Company's long-lived assets and operations are located in the United States. Revenue generated from overseas customers accounted for 6%, 0%, and 13% 2000, 1999, and 1998, respectively.

(12) Earnings Per Share

  SFAS 128 requires the following reconciliation of the basic and diluted EPS calculations.

	For the years ended
	Dec. 30, 2000	Jan. 1, 2000	Dec. 26, 1998
Basic EPS Computation:
Numerator:
Net income (loss)
	($ 193,912)	$ 238,056	$ 1,672,435
Denominator:
Weighted average common shares outstanding
	12,287,469	12,285,969	10,565,961
Basic EPS	($0.02)	$ 0.02	$ 0.16

Diluted EPS Computation:
Numerator:
Net income
	($ 193,912)	$ 238,056	$ 1,672,435
Interest on convertible debt
			87,290

Total net income (loss)	($ 193,912)	$ 238,056	$ 1,759,725
Denominator:
Weighted average common shares outstanding
	12,287,469	12,285,969	10,565,961
Stock options
		197,310	204,749
Interest converted
			359,292
Convertible debt
			1,417,425
Total Shares
	12,287,469	12,483,279	12,547,427
Diluted EPS	($0.02)	$ 0.02	$ 0.14