Form 10-Q
period 2001-03-31
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 2001-05-14
CIK 814676

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended March 31, 2001
                 or
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
      [X] Yes             [ ]  No

             APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer`s classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of March
31, 2001:  12,289,653.


               CERAMICS PROCESS SYSTEMS CORPORATION

                           Form 10-Q

           For The Fiscal Quarter Ended March 31, 2001

                             Index



PART I:  FINANCIAL INFORMATION                               Page

         Item 1:  Consolidated Financial Statements

                  Consolidated Balance Sheets as of
                  March 31, 2001 and December 30, 2000
                  (unaudited)                                   3

                  Consolidated Statements of Operations
                  for the fiscal quarters ended
                  March 31, 2001 and April 1, 2000
                  (unaudited)                                   5

                  Consolidated Statements of Cash Flows
                  for the fiscal quarters ended March
31, 2001 and April 1, 2000 (unaudited)        6

                  Notes to Consolidated Financial
                  Statements                                    7


         Item 2:  Management`s Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                    9


PART II: OTHER INFORMATION

         Items 1-6                                             11


Signatures                                                     11




PART I  FINANCIAL INFORMATION

                   ITEM 1  FINANCIAL STATEMENTS

                 CERAMICS PROCESS SYSTEMS CORPORATION
                    Consolidated Balance Sheets
                            (Unaudited)

                                                March 31,    December 30,
                                                     2001            2000
ASSETS                                       ------------    ------------

Current assets:
  Cash and cash equivalents                      $313,707         $672,391
  Net accounts receivable (net of
     allowance for doubtful accounts of
     $12,585 and $0 at March 31, 2001
     and December 30, 2000 respectively)          686,595          800,223
  Inventories                                     642,591          567,132
  Prepaid expenses                                 44,826            5,142
                                             ------------     ------------
     Total current assets                       1,687,719        2,044,888

Property and equipment:
  Production equipment                          1,953,821        1,880,486
  Furniture and office equipment                  188,010          188,010
  Accumulated depreciation                     (1,112,540)      (1,029,006)
    and amortization
                                             ------------     ------------
        Net property and equipment              1,029,291        1,039,490
                                             ------------     ------------
Total Assets                                   $2,717,010       $3,084,378
                                             ============     ============



See accompanying notes to consolidated financial statements.



                  CERAMICS PROCESS SYSTEMS CORPORATION
                Consolidated Balance Sheets (unaudited)
                               (continued)

                                                March 31,      December 30,
LIABILITIES AND STOCKHOLDERS'                        2001              2000
  EQUITY                                     ------------      ------------

Current liabilities:
  Accounts payable                               $244,893         $299,656
  Accrued expenses                                179,567          144,440
  Deferred revenue                                  9,884            9,884
  Current portion of obligations
    under capital leases                           46,244           52,061
                                             ------------     ------------
Total current liabilities                         480,588          506,041

Deferred revenue                                  124,000          124,000
Obligations under capital
  leases less current portion                      12,695           20,762
                                             ------------     ------------
Total liabilities                                 617,283          650,803
                                             ------------     ------------
Stockholders' Equity
Common stock, $0.01 par value.
  Authorized 15,000,000 shares;
  issued 12,314,102
  and 12,310,352 shares
  at March 31,2001 and
  December 30, 2000 respectively.                 123,141          123,104

Additional paid-in capital                     32,657,246       32,656,608

Accumulated deficit                           (30,619,825)     (30,285,302)

Less treasury stock, at cost,
  22,883 common shares at March 31,
  2001 and December 30, 2000                      (60,835)         (60,835)
                                             ------------      ------------
Total stockholders' equity                      2,099,727         2,433,575
                                             ------------      ------------
Total liabilities and stockholders'
  equity                                       $2,717,010        $3,084,378
                                             ============      ============


See accompanying notes to consolidated financial statements.



                CERAMICS PROCESS SYSTEMS CORPORATION
                Consolidated Statements of Operations
                          (Unaudited)


                                                 Fiscal Quarters Ended
                                                March 31,          April 1,
                                                     2001              2000

Total Revenue                                    $964,579        $1,354,459

Operating expenses:
   Cost of product sales                          991,141         1,027,710
   Selling, general, and
    administrative                                312,482           232,811
                                            -------------     -------------
Total operating expenses                        1,303,623         1,260,521
                                            -------------     -------------
Operating income (loss)                          (339,044)           93,938

Other income, net                                   4,521            14,963
                                            -------------     -------------
    Net income (loss) before taxes               (334,523)          108,901

    Net income (loss)                            (334,523)          108,901
                                            =============     =============
Net income (loss) per
   basic common share                              $(0.03)             0.01
                                            -------------     -------------

Weighted average number of
    basic common shares
    outstanding                                12,289,653        12,286,178
                                            =============     =============
Net income (loss) per
    diluted common share                           $(0.03)             0.01
                                            =============     =============
Weighted average number of
    diluted common shares
    outstanding                                12,289,653        12,581,786
                                            =============     =============

See accompanying notes to consolidated financial statements.

                CERAMICS PROCESS SYSTEMS CORPORATION
                Consolidated Statements of Cash Flows
                         (Unaudited)

                                                   Fiscal Quarters Ended
                                                March 31,          April 1,
                                                     2001              2000
                                            -------------     -------------
Cash flows from operating activities:
 Net income (loss)                              $(334,523)         $108,901
 Adjustments to reconcile net income
   (loss) to cash used in operating
  activities:
      Depreciation & amortization                  83,534            55,257
      Allowance for doubtful accounts              12,585                 -
 Changes in assets and liabilities
      Accounts receivable                         101,043          (124,093)
      Inventories                                 (75,459)         (145,136)
      Prepaid expenses                            (39,684)          (13,059)
      Accounts payable                            (54,763)           75,072
      Accrued expenses                             35,127            34,938
                                            -------------      -------------
          Net cash used in operating
             activities                          (272,140)           (8,120)
                                            -------------      -------------

Cash flows from investing activities:
 Purchases of property and equipment              (73,335)         (112,295)
 Disposal of property and equipment                     -            94,065
 Sale of marketable securities                          -           306,672
                                            -------------     -------------
          Net cash provided by (used in)
             investing activities                 (73,335)          288,442
                                            -------------     -------------

Cash flows from financing activities:
 Payment of capital lease obligations             (13,884)          (12,544)
 Proceeds from issuance of common
    stock                                             675               180
                                            -------------     -------------
       Net cash used in
          financing activities                    (13,209)          (12,364)
                                            -------------     -------------

Net increase (decrease) in cash                  (358,684)          267,958
Cash at beginning of period                       672,391         1,033,522
                                            -------------     -------------
Cash at end of period                            $313,707        $1,301,480
                                            =============     =============

See accompanying notes to consolidated financial statements.


               CERAMICS PROCESS SYSTEMS CORPORATION
            Notes to Consolidated Financial Statement
                          (Unaudited)

(1)  Nature of Business
------------------
     Ceramics Process Systems Corporation (the `Company` or `CPS`) serves the wireless communications infrastructure market, high-performance microprocessor market, motor controller market, and other microelectronic markets by developing, manufacturing, and marketing advanced metal-matrix composite components to house, interconnect and thermally manage microelectronic devices. The Company's products are typically in the form of housings, packages, lids, substrates, thermal planes, or heat sinks, and are used in applications where thermal management and/or weight are important considerations.

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

     The accompanying financial statements for the fiscal quarters ended March 31, 2001 and April 1, 2000 are unaudited. In the opinion of management,the unaudited consolidated financial statements of CPS reflect all adjustments necessary to present fairly the financial position and results of operations for such periods.

      The consolidated financial statements include the accounts of CPS and its wholly-owned subsidiary, CPS Superconductor Corporation. All significant intercompany balances and transactions have been eliminated. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

(3)  Net Income (Loss) Per Common and Common Equivalent Share
------------------------------------------------------
     Basic EPS excludes the effect of any dilutive options, warrants or convertible securities and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed by dividing net income (loss) by the sum of the weighted average number of common shares and common share equivalents computed using the average market price for the period under the treasury stock method requirements.

  	The following table presents the calculation of both basic and diluted EPS:
                                   For the periods ended
                                  March 31,       April 1,
                                       2001           2000
                                (Unaudited)     (Unaudited)
                                -----------     -----------
Basic EPS Computation:
Numerator:
  Net income (loss)              ($334,523)        $108,901

Denominator:
  Weighted average
  common shares
  outstanding                   12,289,653       12,286,178

Basic EPS                           ($0.03)           $0.01

Diluted EPS Computation:
Numerator:
  Net income (loss)              ($334,523)        $108,901

Denominator:
  Weighted average common
    shares outstanding          12,289,653       12,286,178
  Stock options                                     295,608
                                ----------        ---------
  Total Shares                  12,289,653       12,581,786

Diluted EPS                         ($0.03)           $0.01

The common stock equivalents of the Company consist of stock options.
The Company was in a net loss position at March 31, 2001; therefore, common stock equivalents were not used to compute diluted loss per share since the effect would have been antidilutive. Options to purchase 779,603 shares of common stock at a weighted-average price of $0.98, were outstanding at March 31, 2001. As of April 1, 2000 the Company had 59,500 securities in the form of options to purchase common stock that were antidilutive.

(4)  Inventory
     ---------
     Inventories consist of the following:

                                March 31,           Dec 30,
                                     2001              2000
                                ---------        ----------
 Raw materials                   $ 47,386         $  89,047
 Work in process                  248,542           262,313
 Finished goods                   346,663           215,772
                                ---------        ----------
                                $ 642,591         $ 567,132
                                =========        ==========

(5)	Accrued Expenses
----------------
     Accrued expenses consist of the following:

                              March 31,        December 30,
                                   2001                2000
                              ---------          ----------
Accrued legal and
 accounting                    $ 16,902            $ 37,500
Accrued payroll                 118,768              49,336
Accrued other                    43,897              57,604
                              ---------          ----------
                              $ 179,567           $ 144,440
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

Results of Operations: First Quarter of 2001 Compared to First Quarter of
2000.
---------------------
The Company entered the first quarter of 2001 with staffing and expense levels appropriate to support customer forecasts which were slightly above fourth quarter 2000 revenues. As the quarter progressed demand dropped below customer forecasts as customers delayed shipment releases; few orders were cancelled outright. Demand in the first month of the quarter was near
forecast, but in subsequent months fell increasingly below forecast.   As a
result, first quarter 2001 revenues were 29% lower than the same period a
year ago.   Despite lower product shipments, the Company continued to
receive and fulfill prototype and evaluation orders for new products during the first quarter.

In March 2001 management concluded that demand would remain weak, at least through the second quarter of 2001 and that it was necessary to reduce costs in the Company to a level consistent with lower levels of demand in the short-term. Cost reduction actions taken near the end of the first quarter included reducing employment levels, particularly in manufacturing, and placing tighter controls on expenses. In addition, budgeted capital
expenditures were reduced to conserve cash.   These actions were completed
by the end of the first quarter so their effects will be seen in the second quarter and beyond. The first quarter loss of $335 thousand results primarily from lower demand than forecast, resulting in inefficiencies from lower utilization levels. Severance costs also contributed to the loss.

     Gross margins were negative during the first quarter at (3%) of revenues compared to positive margins of 24% of revenues in the same period a year ago primarily as a result of low labor utilization in our manufacturing operations.

     Sales, General and Administrative expenses (SG&A) increased to $312 thousand in the first quarter of 2001 from $233 thousand in the first fiscal quarter of 2000 primarily as a result of a higher staffing level in sales and severance costs incurred in connection with headcount reductions initiated near the end of the first quarter.

     Total operating expenses in the first quarter of 2001 were $1,304 thousand, a 3% increase over operating expenses in the first quarter of
2000 of $1,261 thousand. The increase was primarily the result of a 4% increase in direct labor costs partially offset by a decrease in material costs.

    	Other income decreased to $5 thousand in the first quarter of 2001 compared to $15 thousand in the first fiscal quarter of 2000 primarily as a result of lower interest income.

     The cumulative effect of these revenues and costs resulted in a net loss of $335 thousand or ($0.03) per basic and dilutive common share in the first quarter of 2001 versus net income of $109 thousand, or $0.01 per basic and dilutive common share, in the first fiscal quarter of 2000.

Liquidity
-------------------
     The Company`s cash balance and cash equivalents at March 31, 2001 was $314 thousand compared to cash balance and cash equivalents at December 30, 2000 of $672 thousand, a decrease of 53%.

     Accounts receivable declined to $687 thousand at March 31, 2001 from $800 thousand at December 30, 2000. This change reflects lower shipments in March 2001 compared with December 2000 and an allowance for doubtful accounts of $13 thousand as of March 31, 2001.

    	Inventory increased to $642 thousand at the end of the first fiscal quarter of 2000 from $567 thousand at December 30, 2000. The higher inventory level primarily results from customers delaying shipment releases. The Company builds product to meet specific demand, however, customers frequently modify desired shipment timing with little notice.

     In the first quarter of 2001 the Company purchased $73 thousand of production equipment.

     The Company financed its working capital during the first fiscal quarter of 2001 with funds generated by operations and existing cash balances. The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2001 from its existing cash balance and from funds generated by operations.

     The Company continues to sell to a limited number of customers and loss of any one of these customers could cause the Company to require external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company's ability to achieve its business objectives.


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


                            Ceramics Process Systems Corporation
                                          (Registrant)

Date:      May 14, 2001                 /s/Grant C. Bennett
                                        Grant C. Bennett
                                        President and Treasurer
                                        (Principal Executive
                                        Officer)