Form 10-Q
period 2001-06-30
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 2001-08-15
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 2001
or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 0-16088

CERAMICS PROCESS SYSTEMS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization	04-2832409 (I.R.S Employer Identification No.)
111 South Worcester Street P.O. Box 338 Chartley MA (Address of principal executive offices)	02712-0338 (Zip Code)

(508) 222-0614
Registrants Telephone Number, including Area Code:

Not Applicable
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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of June 30, 2001: 12,315,221.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Balance Sheets (Unaudited)
(continued on next page)

	June 30,	December 30,
	2001	2000
ASSETS	-------------	-------------

Current assets:
Cash and cash equivalents	$ 244,600	$ 672,391
Accounts receivable-trade	529,200	800,223
Inventories	575,280	567,132
Prepaid expenses	42,190	5,142
	-------------	-------------
Total current assets	1,391,270	2,044,888

Property and equipment:
Production equipment	2,052,887	1,880,486
Furniture and office equipment	188,010	188,010
Accumulated depreciaton	(1,194,378)	(1,029,006)
and amortization
	-------------	-------------
Net property and equipment	1,046,519	1,039,490
	-------------	-------------
Total Assets	$ 2,437,789	$ 3,084,378
	=============	=============

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Balance Sheets (Unaudited)
(continued)

Consolidated Balance Sheets (continued)
	June 30,	December 30,
LIABILITIES AND STOCKHOLDERS	2001	2000
EQUITY	-------------	-------------

Current liabilities:
Accounts payable	$ 110,787	$ 299,656
Accrued expenses	129,389	144,440
Deferred revenue	9,884	9,884
Current portion of obligations
under capital leases	58,844	52,061
	-------------	-------------
Total current liabilities	308,904	506,041

Deferred revenue	124,000	124,000
Obligations under capital
leases less current portion	108,569	20,762
	-------------	-------------
Total liabilities	541,473	650,803
	-------------	-------------
Stockholders Equity
Common stock, $0.01 par value.
Authorized 15,000,000 shares;
issued 12,315,221 shares at June 30,
2001 and 12,310,352 at
December 30, 2000	123,152	123,104

Additional paid-in capital	32,657,436	32,656,608

Accumulated deficit	(30,823,437)	(30,285,302)

Less treasury stock, at cost,
22,883 common shares at June 30,
2001 and December 30, 2000	(60,835)	(60,835)
	-------------	-------------
Total stockholders equity	1,896,316	2,433,575
	-------------	-------------
Total liabilities and stockholders
equity	$ 2,437,789	$ 3,084,378
	=============	=============

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Statements of Operations (Unaudited)

	Fiscal		Six month
	Quarters Ended		Periods Ended
	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000
	------------	------------	------------	-----------
Revenue:
Product sales	$ 846,194	$1,346,076	$1,810,774	$2,700,534
	------------	------------	------------	-----------
Total Revenue	846,194	1,346,076	1,810,774	2,700,534
	============	============	============	===========
Operating expenses:
Cost of product sales	805,405	1,036,608	1,796,546	2,064,318
Selling, general, and
administrative	253,453	266,590	565,935	499,409
	------------	------------	------------	-----------
Total operating expenses	1,058,857	1,303,198	2,362,481	2,563,727
	------------	------------	------------	-----------
Operating income (loss)	(212,663)	42,877	(551,707)	136,807

Other income, net	9,051	26,923	13,572	41,887
	------------	------------	------------	-----------
Net income (loss)
before taxes	(203,611)	69,800	(538,135)	178,693

Provision for income taxes	-	-	-	-
	-----------	-----------	-----------	-----------
Net income (loss)	$ (203,611)	$ 69,800	$ (538,135)	$ 178,693
	============	============	============	===========
Net income (loss) per
basic common share	$ (0.02)	$ 0.01	$ (0.04)	$ 0.01
	------------	------------	------------	-----------

Weighted average number of
basic common shares
outstanding	12,291,785	12,287,073	12,290,719	12,286,626
	============	============	============	===========
Net income (loss)per
diluted common share	$ (0.02)	$ 0.01	$ (0.04)	$ 0.01
	------------	------------	------------	-----------
Weighted average number of
diluted common shares
outstanding	12,291,785	12,604,115	12,290,719	12,592,951
	============	============	============	===========

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	Six month period ended
	June 30,	December 30,
	2001	2000
	------------	------------

Cash flows from operating activities:
Net income (loss)	$ (538,135)	$ 178,963
Adjustments to reconcile net income
(loss) to cash used in operating
activities:
Depreciation & amortization	168,033	107,680
Gain on disposal of equipment	(8,934)	(14,531)
Changes in assets and liabilities:
Accounts receivable	271,023	(124,111)
Inventories	(8,148)	(221,724)
Prepaid expenses	(37,049)	(7,883)
Accounts payable	(188,869)	64,491
Accrued expenses	(15,051)	1,176
	------------	------------
Net cash used in operating	$ (357,129)	$ (15,939)
activities
	------------	------------
Cash flows from investing activities:
Proceeds from sale of assets	$ 8,934	$ 124,065
Additions to property and equipment	$ (49,425)	$ (172,701)
Marketable securities	-	306,672
	------------	------------
Net cash used in investing
activities	$ (40,491)	$ 258,036
	------------	------------
Cash flows from financing activities:
Payment of capital lease obligations	$ (31,047)	$ (25,429)
Proceeds from issuance of common
stock	876	270
	------------	------------
Net cash used in
financing activities	(30,171)	(25,159)
	------------	------------
Net increase (decrease) in cash	(427,791)	216,938
Cash at beginning of period	672,391	1,033,522
	------------	------------
Cash at end of period	$ 244,600	$ 1,250,460
	============	============
Non-cash financing and investing activities
Acquisition of machinery under capital leases	125,637

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Notes to Consolidated Financial Statement
(Unaudited)

(1) Nature of Business

Ceramics Process Systems Corporation (the Company or CPS) serves the microprocessor, wireless communications, satellite communications, motor controller and other microelectronic markets by developing, manufacturing, and marketing advanced metal-matrix composite and ceramic components to house, interconnect and thermally manage microelectronic devices. The Companys products are typically in the form of housings, packages, lids, substrates, thermal planes or heat sinks, and are used in applications where thermal management and or weight are important considerations.

The Companys products are manufactured by proprietary processes the Company has developed including the QuicksetTM Injection Molding Process (Quickset Process) and the QuickCastTM Pressure Infiltration Process (QuickCast Process).

The Company was incorporated on June 19, 1984.

The Company has an accumulated deficit of $30,823,437 at June 30, 2001 and a net loss for the year to date totaling $538,135. Management believes that cash flows from operations and existing cash balances will be sufficient to fund the Companys cash requirements for the foreseeable future. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Companys ability to continue as a going concern and achieve its business objective.

(2) Interim Consolidated Financial Statements

As permitted by the rules of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles.

The accompanying financial statements for the fiscal quarters and six month periods ended June 30, 2001 and July 1, 2000 are unaudited. In the opinion of management, the unaudited consolidated financial statements of CPS reflect all adjustments necessary to present fairly the financial position and results of operations for such periods.

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

  Inventory

Inventories consist of the following:
	June 30,	July 1,
	2001	2000
	-----------	-----------

Raw materials	$ 41,397	$ 80,095
Work in process	197,621	442,828
Finished Goods	336,262	6,148
	-----------	-----------
	$ 575,280	$ 529,071
	===========	===========

  Accrued Expenses

Accrued expenses consist of the following:
	June 30,	July 1,
	2001	2000
	-----------	-----------

Accrued legal and accounting	$ 16,709	$ 21,250
Accrued payroll	100,199	99,097
Accrued other	12,480	38,129
	-----------	-----------
	$ 129,388	$ 158,476
	===========	===========

  Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. SFAS 142 requires, among other things, the cessation of the amortization of goodwill. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption. We do not expect the impact of the adoption of this new statement to materially impact our combined statements of financial position and results of operations.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. There are a number of factors that could cause the Companys actual results to differ materially from those forecasted or projected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or changed circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations for Second Fiscal Quarter of 2001 (Q2 2001) Compared to the Second Fiscal Quarter of 2000 (Q2 2000)

Total revenue was $846 thousand in Q2 2001, a 37% decrease from total revenue of $1,346 thousand in Q2 2000. Customers continued to place prototype and evaluation orders for new products during Q2 2001, but generally delayed placing production orders or delayed releasing shipments on production orders. However, towards the end of Q2 2001 the Company received several new production orders.

Towards the end of Q1 management took several actions to reduce costs; the effect of these cost reduction actions were seen in Q2 2001. These actions included reducing employment levels, particularly in manufacturing, and placing tighter controls on expenses. In addition, capital expenditures were reduced to conserve cash. Total operating expenses in Q2 2001 were $1,059 thousand, a 19% decrease from total operating expenses of $1,303 thousand in Q2 2000. Cost of product sales in Q2 2001 were $805 thousand, a 22% decrease from cost of product sales of $1,037 in Q2 2000. Cost of product sales declined primarily as a result of lower unit shipments. Selling, general and administrative expenses were $253 thousand in Q2 2001, a 5% decline from selling, general and administrative expenses of $267 thousand in Q2 2000.

Gross profit on product sales in Q2 2001 were 5% compared to gross margins in Q2 2000 of 23%. This decline in gross profit is primarily the result of spreading fixed costs over a lower production volume.

The decrease in selling, general and administrative expenses of $13 thousand is the result of tighter expense controls offset partially by increased salary cost from reassigning certain engineering personnel to sales during Q2 2001.

Results of Operations for First Six Months 2001 Compared to First Six Months of 2000

Total revenue declined to $1,811 thousand in the first six months of 2001 from $2,701 thousand in the first six months of 2000, a 33% decline. Demand in the first six months of 2001 was significantly below the forecasts customers provided to the company at the end of 2000.

Towards the end of Q1 2001 management concluded that demand would remain weak at least through Q2 2001 and management reduced costs in the Company to a level appropriate for short-term demand. Cost reduction actions included reducing employment levels, particularly in manufacturing, and placing tighter controls on expenses. In addition, capital expenditures were reduced to conserve cash. These actions were completed by the end of the Q1 so their effects were seen in Q2 2001.

Total operating expenses of $2,362 thousand in the first six months of 2001 decreased by 8% from total operating expenses of $2,564 thousand in the first six months of 2000. Cost of product sales of $1,797 thousand in the first six months of 2001 decreased by 13% from total cost of product sales of $2,064 thousand in the first six months of 2000. Cost of product sales declined primarily as a result of lower unit shipments. Selling, general and administrative expenses increased by 13% or $67 thousand from the first six months of 2000 to the first six months of 2001.

Gross profit on product sales in the first six months of 2001 were 1% compared to gross profit in the first six months of 2000 of 24%. This decline in gross profit is primarily the result of lower sales volume resulting in spreading fixed costs over a smaller base.

Financial Liquidity

The Companys cash and cash equivalents balance as of June 30, 2001 was $245 thousand compared to the cash and cash equivalents balance as of December 30, 2000 of $672 thousand, a 64% decline. In the first six months of 2001 operations consumed cash of $357 thousand, the sale of assets provided cash of $9 thousand, and additions to property, plant and equipment consumed cash of $49 thousand.

Trade Accounts Receivable declined to $529 thousand at June 30, 2001 from $800 thousand at December 30, 2000 due to lower shipments in June 2001 compared to December 2000.

Inventories increased slightly to $575 thousand at June 30, 2001 from $567 thousand at December 30, 2000. The Company does not build inventory in advance of customer demand; all work in process and finished goods inventory represent production for which the Company has purchase orders from customers.

The Company financed its working capital requirements during Q2 2001 and the first six months of 2001 with funds from existing cash balances and funds provided by product sales. The Company has an accumulated deficit of $30,823,437 at June 30, 2001 and a net loss for the year to date totaling $538,135. Management believes that cash flows from operations and existing cash balances will be sufficient to fund the Companys cash requirements for the foreseeable future. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Companys ability to continue as a going concern and achieve its business objective. The Company continues to sell to a limited number of customers and loss of any one of these customers could cause the Company to require external financing.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. SFAS 142 requires, among other things, the cessation of the amortization of goodwill. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption. We do not expect the impact of the adoption of this new statement to materially impact our combined statements of financial position and results of operations.

PART II OTHER INFORMATION

Item 1 through Item 5: None
Item 6: Exhibits and Reports on Form 8-K
(a) Exhibits: None
(b) Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Ceramics Process Systems Corporation (Registrant)
Date: August 14, 2001	/s/ Grant C. Bennett Grant C. Bennett President and Treasurer (Principal Executive Officer)