Form 10-Q
period 2001-09-29
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 2001-11-08
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 29, 2001
or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 0-16088

CERAMICS PROCESS SYSTEMS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization	04-2832409 (I.R.S. Employer Identification No.)
111 South Worcester Street P.O. Box 338 Chartley MA (Address of principal executive offices)	02712-0338 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of September 29, 2001: 12,292,338.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Balance Sheets (Unaudited)
(continued on next page)
	September 29,	December 30,
	2001	2000
ASSETS	------------	------------

Current assets:
Cash and cash equivalents	$ 350,066	$ 672,391
Accounts receivable-trade	805,064	800,223
Inventories	537,175	567,132
Prepaid expenses	24,706	5,142
	-------------	-------------
Total current assets	1,717,011	2,044,888

Property and equipment:
Production equipment	2,064,076	1,880,486
Furniture and office equipment	188,010	188,010
Accumulated depreciation
and amortization	(1,278,542)	(1,029,006)
	-------------	-------------
Net property and equipment	973,544	1,039,490
	-------------	-------------
Total Assets	$2,690,555	$3,084,378
	=============	=============

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Balance Sheets (Unaudited)
(continued)
	September 29,	December 30,
LIABILITIES AND STOCKHOLDERS'	2001	2000
EQUITY	------------	------------

Current liabilities:
Accounts payable	$ 138,366	$ 299,656
Accrued expenses	170,037	144,440
Deferred revenue	9,884	9,884
Current portion of obligations
under capital leases	48,160	52,061
	-------------	-------------
Total current liabilities	366,447	506,041

Deferred revenue	124,000	124,000
Obligations under capital
leases less current portion	98,451	20,762
	-------------	-------------
Total liabilities	588,898	650,803
	-------------	-------------
Stockholders' Equity
Common stock, $0.01 par value.
Authorized 15,000,000 shares;
Issued 12,315,221 shares at
September 29, 2001 and 12,310,352 at
December 30, 2000	123,152	123,104

Additional paid-in capital	32,657,436	32,656,608

Accumulated deficit	(30,618,096)	(30,285,302)

Less treasury stock, at cost,
22,883 common shares at September 29,
2001 and December 30, 2000	(60,835)	(60,835)
	-------------	-------------
Total stockholders' equity	2,101,657	2,433,575
	-------------	-------------
Total liabilities and stockholders'
equity	$2,690,555	$3,084,378
	=============	=============

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Statements of Operations (Unaudited)
	Fiscal		Nine-Month
	Quarters Ended		Periods Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2001	2000	2001	2000

Product sales	$1,324,424	$1,056,557	$3,135,198	$3,757,091
	============	============	============	============
Operating expenses:
Cost of product sales	890,458	1,149,696	2,687,004	3,214,015
Selling, general, and
administrative	211,086	224,258	777,021	723,666
	------------	------------	------------	------------
Total operating expenses	1,101,544	1,373,954	3,464,025	3,937,681
	------------	------------	------------	------------
Operating income (loss)	222,880	(317,397)	(328,827)	(180,590)

Other income(expense), net	(17,539)	19,302	(3,967)	61,188
	------------	------------	------------	------------
Net income (loss)	$ 205,341	$ (298,095)	$ (332,794)	$ (119,402)
	============	============	============	============
Net income (loss) per
basic common share	$ 0.02	$ (0.02)	$ (0.03)	$ (0.01)
	------------	------------	------------	------------

Weighted average number of
basic common shares
outstanding	12,292,338	12,287,469	12,291,259	12,286,907
	============	============	============	============
Net income (loss) per
diluted common share	$ 0.02	$ (0.02)	$ (0.03)	$ (0.01)
	------------	------------	------------	------------
Weighted average number of
diluted common shares
outstanding	12,389,583	12,287,469	12,291,259	12,286,907
	============	============	============	============

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
	Nine-Month Periods Ended
	September 29,	September 30,
	2001	2000
	------------	------------

Cash flows from operating activities:
Net loss	$ (332,794)	$ (119,402)
Adjustments to reconcile net
loss to cash used in operating
activities:
Depreciation & amortization	252,197	165,400
Gain on disposal of equipment	(8,934)	(18,331)
Changes in assets and liabilities:
Accounts receivable	(4,841)	(76,631)
Inventories	29,957	(118,318)
Prepaid expenses	(19,564)	9,359
Accounts payable	(161,290)	(14,381)
Accrued expenses	25,597	(26,828)
	------------	------------
Net cash used in operating	$ (219,672)	$ (199,132)
activities
	------------	------------
Cash flows from investing activities:
Proceeds from sale of assets	$ 8,934	$ 127,865
Additions to property and equipment	$ (60,614)	$ (236,266)
Marketable securities	-	306,672
	------------	------------
Net cash provided by (used in)
investing activities	$ (51,680)	$ 198,271
	------------	------------
Cash flows from financing activities:
Payment of capital lease obligations	$ (51,849)	$ (38,663)
Proceeds from issuance of common
Stock	876	270
	------------	------------
Net cash used in
Financing activities	(50,973)	(38,393)
	------------	------------
Net decrease in cash	(322,325)	(39,254)
Cash at beginning of period	672,391	1,033,522
	------------	------------
Cash at end of period	$ 350,066	$ 994,268
	============	============
Non-cash financing and investing activities
Acquisition of machinery under capital leases	125,637	-

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

The Company was incorporated on June 19, 1984.

The Company has an accumulated deficit of $30,618,096 at September 29, 2001 and a net loss for the year to date totaling $332,794. Management believes that cash flows from operations and existing cash balances will be sufficient to fund the Company`s cash requirements for the foreseeable future. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company`s ability to continue as a going concern and achieve its business objective.

(2) Interim Consolidated Financial Statements

As permitted by the rules of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles.

The accompanying financial statements for the fiscal quarters and nine month periods ended September 29, 2001 and September 30, 2000 are unaudited. In the opinion of management, the unaudited consolidated financial statements of CPS reflect all adjustments necessary to present fairly the financial position and results of operations for such periods.

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

	Fiscal		Nine month
	Quarters Ended		Periods Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2001	2000	2001	2000
	------------	------------	------------	------------
Basic EPS Computation:
Numerator:
Net income (loss)	$ 205,341	$ (298,095)	$ (332,794)	$ (119,402)

Denominator:
Weighted average
common shares
outstanding	12,292,338	12,287,469	12,291,259	12,286,907

Basic EPS	$ 0.02	$ (0.02)	$ (0.03)	$ (0.01)

Diluted EPS Computation:
Numerator:
Net income (loss)	205,341	(298,095)	(332,794)	(119,402)

Denominator:
Weighted average
common shares
outstanding	12,389,583	12,287,469	12,291,259	12,286,907
	------------	------------	------------	------------

Total Shares	12,389,583	12,287,469	12,291,259	12,286,907

Diluted EPS	$ 0.02	$ (0.02)	$ (0.03)	$ (0.01)

The diluted share base for the three months ended September 29, 2001 excludes approximately 551,000 potential shares of common stock. These options were not included in the calculation of diluted net income per common share because the options' exercise price was greater than the average market price of the common shares during those periods. The diluted share base for the three months ended September 30, 2000 excludes approximately 774,000 potential shares of common stock that are antidilutive as a result of the Company`s net loss during that quarter. The diluted share base for the nine months ended September 29, 2001 and September 30, 2000 excludes approximately 748,000 and 774,000 potential shares respectively related to employee stock options. These shares are excluded due to their antidilutive effect as a result of the Company`s loss from continuing operations during 2001 and 2000.

(4) Inventory
Inventories consist of the following:
	September 29,	December 30,
	2001	2000
	-------------	-------------

Raw materials	$ 24,616	$ 89,047
Work in process	192,721	262,313
Finished Goods	319,838	215,772
	-------------	-------------
	$ 537,175	$ 567,132
	=============	=============

(5) Accrued Expenses
Accrued expenses consist of the following:
	September 29,	December 30,
	2001	2000
	-------------	-------------

Accrued legal and
accounting	$ 17,954	$ 37,500
Accrued payroll	149,396	49,336
Accrued other	2,687	57,604
	-------------	-------------
	$ 170,037	$ 144,440
	=============	=============

(6) Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. SFAS 142 requires, among other things, the cessation of the amortization of goodwill. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires us to complete a transitional goodwill impairment test nine months from the date of adoption. We do not expect the impact of the adoption of this new statement to materially impact our combined statements of financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes FASB Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of ." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on January 1, 2002. Management is currently determining what effect, if any, SFAS 144 will have on its financial position and results of operations.

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

Results of Operations for Third Fiscal Quarter of 2001 (Q3 2001) Compared to the Third Fiscal Quarter of 2000 (Q3 2000)

Total revenue was $1,324 thousand in Q3 2001, a 25% increase from total revenue of $1,057 thousand in Q3 2000. The increase in revenue was the result of two factors: 1) certain prototype products which have been in qualification were released by our customers for production beginning in Q3 2001, and 2) several customers who had put orders for existing products on hold earlier this year released orders for shipment beginning in Q3 2001.

Gross profit on product sales in Q3 2001 was 33% compared to a negative gross profit on product sales in Q3 2000 of (9%). This substantial difference is primarily the result of two factors: 1) higher product sales in Q3 2001 compared to Q3 2000 resulting in fixed costs being spread over a larger base, and 2)reduced fixed and variable costs in Q3 2001 compared to Q3 2000 as a result of cost reduction actions taken in Q1 and Q2 2001.

Selling, general and administrative expenses declined 6% in Q3 2001 compared to Q3 2000 primarily as a result of reduced headcount which was implemented in Q1 2001 and reduced travel expenses.

Results of Operations for First Nine months 2001 Compared to First Nine months of 2000

Total revenue was $3,135 thousand in the first nine months of 2001, a 17% decrease from total revenue of $3,757 thousand in the first nine months of 2000. Demand in the first two quarters of 2001 was significantly below the forecasts customers provided to the Company at the end of 2000. Demand increased at the beginning of Q3 2001, but the increased demand in Q3 was not sufficient to offset the reduced demand in Q1 and Q2 2001.

Towards the end of Q1 2001 management reduced costs in the Company to a level appropriate for short-term demand. Cost reduction actions included reducing employment levels, particularly in manufacturing, and placing tighter controls on expenses. In addition, capital expenditures were reduced to conserve cash. These actions were completed by the end of the Q1 so their effects were seen in Q2 and Q3 2001.

Total operating expenses of $3,464 thousand in the first nine months of 2001 decreased by 12% from total operating expenses of $3,937 thousand in the first nine months of 2000. Cost of product sales of $2,687 thousand in the first nine months of 2001 decreased by 16% from cost of product sales of $3,214 thousand in the first nine months of 2000. Cost of product sales declined primarily as a result of cost reduction actions taken in Q1 2001, as well as changes in product mix.

Gross profit on product sales was below 14% in Q1 and Q2 2001 as a result of product sales lower than forecast, and gross profit on product sales was above 14% in Q3 2001 as a result of higher product sales and the cost reductions described above. The result of these two offsetting trends is that gross profit on product sales in the first nine months of 2001 was 14%, the same as gross profit in the first nine months of 2000.

Selling, general and administrative expenses increased by 7% or $53 thousand in the first nine months of 2001 compared to the first nine months of 2000 primarily as a result of higher staffing in Q1 2001 compared to Q1 2000.

Financial Liquidity

The Company`s cash and cash equivalents balance as of September 29, 2001 was $350 thousand compared to the cash and cash equivalents balance as of December 30, 2000 of $672 thousand, a 48% decline. In the first nine months of 2001 operations consumed cash of $220 thousand, the sale of assets provided cash of $9 thousand, and additions to property, plant and equipment consumed cash of $61 thousand.

Trade Accounts Receivable increased to $805 thousand at September 29, 2001 from $800 thousand at December 30, 2000.

Inventories decreased slightly to $537 thousand at September 29, 2001 from $567 thousand at December 30, 2000. The Company does not build inventory in advance of customer demand; all work in process and finished goods inventory represent production for which the Company has purchase orders from customers.

The Company financed its working capital requirements during Q3 2001 and the first nine months of 2001 with funds from existing cash balances and funds provided by product sales. The Company has an accumulated deficit of $30,618,096 at September 29, 2001 and a net loss for the year to date totaling $332,794. Management believes that cash flows from operations and existing cash balances will be sufficient to fund the Company`s cash requirements for the foreseeable future. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company`s ability to continue as a going concern and achieve its business objective. The Company continues to sell to a limited number of customers and loss of any one of these customers could cause the Company to require external financing.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. SFAS 142 requires, among other things, the cessation of the amortization of goodwill. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires us to complete a transitional goodwill impairment test nine months from the date of adoption. We do not expect the impact of the adoption of this new statement to materially impact our combined statements of financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes FASB Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of ." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on January 1, 2002. Management is currently determining what effect, if any, SFAS 144 will have on its financial position and results of operations.

PART II OTHER INFORMATION

Item 1 through Item 5: None
Item 6: Exhibits and Reports on Form 8-K
(a) Exhibits: None
(b) Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Ceramics Process Systems Corporation (Registrant)
Date: November 9, 2001	/s/ Grant C. Bennett Grant C. Bennett President and Treasurer (Principal Executive Officer)