Form 10-K
period 2001-12-29
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 2002-03-29
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 29, 2001
or
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
[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was $5,962,671 based on the average of the reported closing bid and asked prices for the Common Stock on March 1, 2001 as reported on the OTC Bulletin Board.

Number of shares of Common Stock outstanding as of December 29, 2001: 12,315,221 shares.

Documents incorporated by reference.

Part I

Item 1. Business.

Ceramics Process Systems Corporation (the 'Company' or 'CPS') serves the wireless communications infrastructure market, high-performance microprocessor market, motor controller market, and other microelectronic markets by developing, manufacturing, and marketing advanced metal-matrix composite components to house, interconnect and thermally manage microelectronic devices. The Company's products are typically in the form of housings, packages, lids, substrates, thermal planes, heat spreaders or baseplates, and are used in applications where thermal management and/or weight are important considerations.

The Company's products are manufactured by proprietary processes the Company has developed including the QuicksetTM Injection Molding Process ('Quickset Process') and the QuickCastTM Pressure Infiltration Process ('QuickCast Process').

Although the Company's focus is manufacturing components, the Company has sold licenses to portions of its technology to strategic partners such as Hitachi Metals Ltd. In fiscal 2001, 99% of the Company's total revenue was derived from manufactured products and 1% from licensing revenues, in fiscal 2000 and fiscal 1999, 100% of the Company's total revenue was derived from manufactured products.

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

CPS produces products made of AlSiC in the shapes and configurations required for each application - i.e., in the form of lids, substrates, housings, etc. Every product is made to a customers blueprint. The CPS process technology allows most products to be made to net shape, requiring no or little final machining.

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

In many flip chip configurations a lid or heat spreader is placed over the die to protect the die from mechanical damage and to facilitate the removal of heat from the die. Often a heat sink or fan is then attached to the lid. For a high-density die the package designer must ensure that the lid has sufficient thermal conductivity to remove heat from the die and that all components of the package assembly - the die itself, the package base, and the package lid - are made from materials with sufficiently similar thermal expansion rates to ensure the assembly will not break itself apart over time as it thermally cycles.

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

The Company manufactures substrates and heat spreaders on which high-performance and high power circuits such as power amplifiers and power supplies are mounted in wireless basestations. Use of the company's products allows the basestation manufacturer to reduce overall basestation size, increase the number of calls a basestation can handle, and to improve reliability.

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

The Company provides substrates, baseplates and heat spreaders on which power semiconductors are mounted to produce modules for motor control. The Company's AlSiC baseplates have sufficient thermal conductivity to allow for removal of heat through the baseplate, and have a thermal expansion rate sufficiently similar to the other components in the assembly to ensure reliability over time as the assembly thermally cycles. The Company believes this market will continue to grow as the use of power modules penetrates additional motor applications, and as electric motors themselves penetrate new applications such as the hybrid electric vehicle.

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

The Company produces housings, substrates, baseplates, and heat spreaders on which circuitry is mounted for use in satellites. In addition to the thermal conductivity and the tailored thermal expansion rate, AlSiC is a very lightweight material which is an important attribute for applications which are air-borne, spaced-based or transportation related.

Customers

The Company sells primarily to major United States microelectronics systems houses. The Company began selling and marketing in Western Europe in 1999 and in Japan in 2000 through representatives in those areas. The Company's customers typically purchase prototype and evaluation quantities of the Company's products over a one to three year period before purchasing production volumes.

In fiscal 2001, the Company's three largest customers accounted for 36%, 20% and 9% of revenues, respectively. In fiscal 2000, the Company's three largest customers accounted for 54%, 17% and 8% of total revenues, respectively. In fiscal 1999, the Company's three largest customers accounted for 67%, 8%, and 6% of total revenues, respectively.

In fiscal 2001, 90% of the Company's revenues were derived from commercial applications and 10% from defense related applications. In fiscal 2000, 94% of the Company's revenues were derived from commercial applications, and 6% from defense related applications. In fiscal 1999, 89% of the Company's revenues were derived from commercial applications and 11% from defense related applications.

Research and Development

The Company continues to perform product development under prototype manufacturing agreements with customers. The Company had no externally funded collaborative research and development agreements in fiscal years 2001, 2000 or 1999.

Availability of Raw Materials

The Company uses a variety of raw materials from numerous domestic and foreign suppliers. These materials are primarily aluminum ingots, ceramic powders and chemicals. The raw materials used by the Company are available from domestic and foreign sources and none is believed to be scarce or restricted for national security reasons.

Patents and Trade Secrets

As of December 29, 2001, the Company had 10 United States patents and one United States patent pending. The Company also has several international patents covering the same subject matter as the U.S. patents. The Company's licensees have rights to use certain patents as defined in their respective license agreements. The Company has granted co-ownership of five of its patents and licensing rights to a joint venture company, Metals Process Systems (MPS) in exchange for its equity ownership in MPS. Under terms of the agreement, MPS has the exclusive right to use such patents in the area of metal powders and the Company has the exclusive right to use such patents in all other areas, provided, however, that MPS has granted to the Company a non-exclusive license to use the patents in the area of metal powders.

The Company intends to continue to apply for domestic and foreign patent protection in appropriate cases. In other cases, the Company believes it may be better served by reliance on trade secret protection. In all cases, the Company intends to seek protection for its technological developments to preserve its competitive position.

Backlog and Contracts

As of December 29, 2001, the Company had a product backlog of $4.0 million compared with a product backlog of $3.1 million at December 30, 2000. The Company shipped 83% of the year-end 2000 product backlog in fiscal 2001.

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

Employees

As of December 29, 2001, the Company had 91 full-time employees, of whom 87 were engaged in manufacturing and engineering and 4 in sales and administration. The Company also employs temporary employees as needed to support production and program requirements.

None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be excellent.

Item 2. Properties.

All of the Company's operations except its tool and die operations are located in a leased facility in Chartley, Massachusetts. The Company is operating at the Chartley facility as a tenant-at-will. The Company's tool and die operations are located in Warwick, Rhode Island. The Company is operating at the Warwick, Rhode Island facility as a tenant-at-will.

The Company's rental expense for operating leases was $93 thousand, $84 thousand and $82 thousand in fiscal 2001, 2000, and 1999, respectively.

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

Part II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

On December 29, 2001, the Company had approximately 870 shareholders. The high and low closing bid prices of the Company's common stock for each quarter during the years ended December 29, 2001 and December 30, 2000 are shown below.

	2001		2000
	High	Low	High	Low
1st Quarter	$ 0.69	$ 0.38	$ 4.62	$ 0.62
2nd Quarter	$ 0.52	$ 0.25	$ 2.50	$ 1.25
3rd Quarter	$ 0.45	$ 0.30	$ 1.47	$ 1.12
4th Quarter	$ 0.65	$ 0.30	$ 1.22	$ 0.47

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

SELECTED CONSOLIDATED FINANCIAL DATA ($000)
For the Fiscal Year:	2001	2000	1999	1998	1997
Summary of Operations
Product Revenue	$4,438	$5,036	$4,806	$4,788	$4,198
License and Royalty Revenue	23	9	0	737	391
Operating Expenses	4,934	5,331	4,723	3,722	2,993
Operating Income (Loss)	($473)	($286)	$83	$1,803	$1,596
Net Other Income (Expense)	($7)	92	155	($131)	($219)
Net Income (Loss)	($480)	($194)	$238	$1,672	$1,377
	=====	=====	=====	=====	=====
Net Income (Loss) Per Basic Common Share	($0.04)	($0.02)	$0.02	$0.16	$0.18
	=====	=====	=====	=====	=====
Weighted Average Basic Number of Common Shares Outstanding	12,292	12,287	12,286	10,566	7,799
	=====	=====	=====	=====	=====
Net Income (Loss) Per Diluted Common Share	($0.04)	($0.02)	$0.02	$0.14	$0.13
	=====	=====	=====	=====	=====
Weighted Average Diluted Number of Common Shares Outstanding	12,292	12,287	12,483	12,547	12,280
	=====	=====	=====	=====	=====
Year-End Position
Working Capital (Deficit)	$1,157	$1,539	$1,812	$1,782	($1,788)
Total Assets	2,746	3,084	3,186	2,984	1,905
Long-term Obligations	217	145	197	125	310
Stockholders Equity (Deficit)	$1,955	$2,434	$2,627	$2,389	($1,520)

SELECTED QUARTERLY FINANCIAL DATA
	First Fiscal Quarter	Second Fiscal Quarter	Third Fiscal Quarter	Fourth Fiscal Quarter
2001
Net sales	$965	$846	$1,324	$1,326
Gross profit	($27)	$41	$434	$116
Net income (loss)	($335)	($204)	$205	($147)
Net income (loss) per basic common share	($0.03)	($0.02)	$0.02	($0.01)
Net income (loss) per diluted common share	($0.03)	($0.02)	$0.02	($0.01)
2002
Net sales	$1,354	$1,346	$1,057	$1,288
Gross profit	327	309	(93)	172
Net income	109	70	(298)	(75)
Net income (loss) per basic common share	$0.01	$0.01	($0.02)	($0.01)
Net income (loss) per diluted common share	$0.01	$0.01	($0.02)	($0.01)

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

Significant Accounting Policies

Management prepares the consolidated financial statements of the Company in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company's significant accounting policies are presented within Note 2 to the consolidated financial statements; the significant accounting policies which management believes are most critical to aid in fully understanding and evaluating or reported financial results include the following:

Revenue Recognition

The Company recognizes product revenue from product sales at the time of shipment and passage of title. Revenue related to license agreements is recognized upon receipt of the license payment or over the license period, if the Company has continuing obligations under the agreement. Advance payments in excess of revenue recognized are recorded as deferred revenue.

Accounts Receivable

The Company performs ongoing monitoring of the status of our receivables based on the payment history and the credit worthiness of our customers, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been low and within our expectations, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of one of our major customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results.

Inventory

The Company values its inventory at the lower of cost to manufacture or current estimated market value, whichever is less.

The Company follows a build to order business model; we only manufacture product to ship against specific purchase orders. In addition, 100% of the Company's products are custom, meaning they are produced to a customer's blueprint and generally cannot be used for any other purpose. The level of inventory fluctuates for several reasons. Some customers place a blanket purchase order and then request that the Company maintain certain inventory levels so the Company can ship immediately upon receiving a shipment release from them. In other cases to more efficiently schedule production resources the Company may deliberately produce product for which the customers' shipment dates are in the future.

In determining inventory value the Company uses the first-in, first-out method and states inventory at the lower of cost or market. As a result of the fact the Company's inventory is customer specific if a customer order is cancelled it is likely that the Company would be unable to sell inventory manufactured to meet that order to another customer. The value of the Company's work in process and finished goods is based on the assumption that specific customers will take delivery of specific items of inventory. Historically the Company has not experienced build up in inventories it has been unable to sell.

Income Taxes

The Company records deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. We believe it is more likely than not that all of our deferred tax assets will not be realized and, accordingly, we have recorded a valuation allowance against all of our deferred tax assets. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the reduction of the valuation allowance will be recorded as a tax benefit during one or over many periods.

Results of Operations

Revenue

Revenue from sales of products in fiscal 2001 was $4.4 million, down 12% from sales of products of $5.0 million in fiscal 2000. The decline in revenue in fiscal 2001 compared to fiscal 2000 was due to a decline in unit volume rather than a decline in prices. Revenue from licensing agreements in 2001 was $23 thousand compared to revenue from licensing agreements of $9 thousand in 2000.

2001 was a difficult year for many companies in the electronics sector as demand in some market segments plummeted. At CPS, customer demand collapsed in the first quarter, continued to weaken in the second quarter, rebounded in the third quarter, and remained steady in the fourth quarter. The weakened demand in the first half of the year generally resulted from customers concluding they had excess inventories and as a result delaying shipments from CPS or extending scheduled delivery times into the future. The strengthened demand in the second half came primarily from new products shipped to new customers.

CPS continued to make progress in 2001 in diversifying its customer base. In 2001 the Company's largest customer accounted for 36% of revenue; in 2000 and 1999 the same customer accounted for 54% and 67% of revenue, respectively.

Revenue from sales of products in fiscal 2000 was $5.0 million, up 5% from sales of products of $4.8 million in fiscal 1999. Revenue from licensing agreements in 2000 was $9 thousand, no revenue was received from licensing agreements in 1999.

Operating Costs

Total operating costs were $4.9 million, $5.3 million and $4.7 million for the fiscal years 2001, 2000 and 1999 respectively.

Operating costs declined in fiscal 2001 compared to fiscal 2000 by $397 thousand or 7%. As customer demand fell in the first quarter CPS took action to reduce operating costs including reducing the employment level. The employment level was reduced by 19 people, and for the fiscal 2001 the cost of raw materials was reduced by 35% from $1.5 million in fiscal 2000 to $1.0 million in fiscal 2001. As demand increased in the third quarter CPS hired employees and incurred training costs. In the fourth quarter the Company saw an opportunity to rapidly establish a strong position in a targeted market segment and ramped production of several new products quickly, incurring start-up costs which management estimates were approximately $326 thousand.

Operating costs increased in fiscal 2000 compared to fiscal 1999 by $609 thousand or 13%. Raw material costs increased by $101 thousand or 7%, direct labor increased by $203 thousand or 19%, manufacturing overhead increased by $214 thousand or 16% and sales, general and administrative expenses increased by $91 thousand or 10%. The increases in direct labor and manufacturing overhead resulted primarily from higher employment levels.

Cost of sales for fiscal years 2001, 2000 and 1999 were $3.9 million, $4.3 million, and $3.8 Million, respectively. The 10% decrease in cost of sales in fiscal 2001 versus 2000 is attributable primarily to reduced raw material costs. The $0.5 million increase in cost of sales in fiscal 2000 versus fiscal 1999 is attributable primarily to increased direct labor expenses and increased manufacturing overhead.

Gross margins on product revenue for fiscal years 2001, 2000 and 1999 were 12%, 14% and 21% respectively. The decline in gross margins in 2001 compared to 2000 results from several factors including 1) fixed costs spread over lower revenue, 2) inefficiencies associated with headcount reductions in the first quarter and hiring and training in the third and fourth quarters, and 3) low initial production yields, associated with introducing new products in the fourth quarter.

The decline in gross margins in 2000 compared to 1999 results from several factors including: 1) start-up expenses associated with the introduction of a number of new products in 2000, and 2) higher staffing levels which management determined were needed to support forecasted growth and to address increased month-to-month volatility of customer demand.

Selling, general and administrative (SG&A) expenses for fiscal years 2001, 2000 and 1999 were $1.0 million, $1.0 million and $0.9 million respectively. SG&A expenses were flat for fiscal years 2001 and 2000 as a result of tight cost controls. The increase of $0.1 million in fiscal 2000 from fiscal 1999 resulted primarily from hiring additional sales personnel and additional travel and sales promotion expenses. The Company began to sell product actively in Europe in fiscal 1999, and began to sell product actively in Japan in fiscal 2000.

The Company continues to perform product development under prototype manufacturing agreements with customers. The Company had no externally funded collaborative research and development agreements in fiscal 2001, 2000 or 1999.

Net Other Income and Expense

The Company had net other income (expense) of ($7) thousand, $92 thousand and $149 thousand for the fiscal years 2001, 2000 and 1999 respectively. The decrease in net other income from year to year is primarily due to lower gains on the sales of obsolete equipment and lower interest income due to lower cash balances.

Income Taxes

The Company's Federal income tax expenses were $0, $0, and ($6) thousand for 2001, 2000 and 1999, respectively. The Company paid no income tax in 2001 or 2000 due to its net losses. The ($6) expense for 1999 is an adjustment for over accrual of taxes in 1998.

Certain provisions of the Internal Revenue Code limit the annual utilization of net operating loss carryforwards if, over a three-year period, a greater than 50% change in ownership occurs. The Company believes that it did not exceed the 50% ownership change in the three-year period ending December 29, 2001; therefore, at December 29, 2001 all net operating loss carryforwards are available to offset future taxable income.

Liquidity and Cash Reserves

Cash on hand of $300 thousand at fiscal year end 2001 reflects a decrease of $373 thousand from the cash on hand of $672 thousand at fiscal year end 2000. In fiscal 2001, the Company's net loss was primarily funded by reduction in cash balances and overall working capital balances. In fiscal 2001, operations consumed net cash of $116 thousand, financing activities, namely principal payments of capital lease obligations, consumed net cash of $65 thousand, and investing activities, namely purchases of capital equipment, consumed net cash of $192 thousand. The Company has an accumulated deficit of $30,764,811 at December 29, 2001 and a net loss for fiscal year 2001 totaling $479,509. Management believes that cash flows from operations and existing cash balances will be sufficient to fund the Company's cash requirements for the foreseeable future. However, there is no assurance that the Company will be able to generate sufficient revenues or reduce certain discretionary spending in the event that planned operational goals are not met, such that the Company will be able to meet its obligations as they become due.

Cash on hand of $672 thousand at fiscal year end 2000 reflects a decrease of $361 thousand from the cash on hand of $1,034 at fiscal year end 1999. In fiscal 2000, operations consumed net cash of $385 thousand, financing activities, namely principal payments of capital lease obligations, consumed net cash of $52 thousand, and investing activities provided net cash of $76 thousand.

In 2001, 2000 and 1999 the Company financed its operations through funds generated from operations, sales of fixed assets and consumption of available cash balances.

The Company believes it will be able to finance its working capital obligations and capital expenditures throughout 2002 through funds generated from operations and consumption of available cash balances. The Company continues to sell to a limited number of customers and loss of any one of these customers could cause the Company to require external financing.

Newly Issued Accounting Pronouncements and Future Accounting Changes

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No.142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, companies are required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disaggregate and report separately previously identified intangible assets and possibly reclassify certain intangible assets into goodwill. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. In accordance with SFAS No. 142, goodwill associated with acquisitions consummated after June 30, 2001 is not amortized. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company is currently assessing the impact of this new standard.

Inflation

Inflation had no material effect on the results of operations or financial condition during 2001, 2000 or 1999. There can be no assurance; however, that inflation will not affect the Company's operations or business in the future.

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
Name	Age	Position
Grant C. Bennett	47	President, Chief Executive Officer, Treasurer and Director
Michael Bernique	58	Director
H. Kent Bowen	60	Director
Francis J. Hughes, Jr.	51	Director

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

Dr. H. Kent Bowen has served as a Professor at Harvard Business School since July, 1992. Prior to that time, he held the position of Ford Professor of Engineering at the Massachusetts Institute of Technology ('MIT') from 1981 to 1992. Dr. Bowen served as Co-Founder of the Leaders for Manufacturing Program at MIT. Dr. Bowen has been a Director of the Company since 1984 and served as Chairman of the Board of Directors of the Company from 1984 to August, 1988. Dr. Bowen is also a Director of Align Technologies and Intrinsix.

Mr. Francis J. Hughes, Jr. has served as President of American Research and Development Corporation ('ARD'), a venture capital firm, since 1992. Mr. Hughes joined ARD's predecessor organization in 1982, and became Chief Operating Officer in 1990. Mr. Hughes has co-founded and served as a General Partner of the following venture capital funds: ARD I, L.P., ARD II, L.P. (July, 1985), ARD III, L.P. (April, 1988), Hospitality Technology Fund, L.P.(June, 1991) and Egan-Managed Capital, L.P. (February, 1997). Mr. Hughes has served as a Director of the Company since 1993. Mr. Hughes is also a director of RF Monolithics, Inc.

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

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
Name & Position	Year	Salary	Bo-nus	Other Com-pensa-tion	Op-tions / SARs	LTIP Pay-outs	All Other Com-pensa-tion
Grant C. Bennett	2001	$128,915	$0	$0	$0	$0	$0
President & Chief	2000	$127,341	$0	$0	$0	$0	$0
Executive Officer	1999	$125,000	$0	$0	$0	$0	$0

The Company's President and Chief Executive Officer did not receive option grants during fiscal year 2001. During fiscal year 2001 no options were exercised by him, and at the end of the fiscal year 2001 no options were held by him.

Directors' Fees

The Company adopted the 1992 Director Stock Option Plan ("1992 Director Plan") on February 20, 1992. As of December 29, 2001 options to purchase 35,000 shares of Common Stock were outstanding under the 1992 Director Plan. No grants were made under this plan in fiscal 2001, 2000, 1999, or 1998. The 1992 Director Plan expired on April 16, 1998 and no new grants are available under it.

The Company adopted the 1999 Stock Incentive Plan ("1999 Plan") on January 22, 1999. Under the terms of the 1999 Plan, all of the Company's employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock awards, or other stock-based awards. In 2001, options to purchase 24,000 shares of the Company's Common Stock were granted to directors under the 1999 Plan. All options granted are nonstatutory stock options granted at the fair market value of the stock, are exercisable one year from the date of grant, and expire ten years from the date of grant. The 1999 Plan includes provisions for the acceleration of vesting in the event of a change in control of the Company. Outside directors may receive expense reimbursements for attending board and committee meetings. Directors who are officers or employees of the Company do not receive any additional compensation for their services as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of March 1, 2002, with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each Director of the Company, (iii) each Executive Officer of the Company named above in the Summary Compensation Table, and (iv) all Directors and Officers as a group:
Name and Address of Beneficial Owner	Common Stock Beneficially Owned	Notes (1)	Percentage of Shares of Common Stock Outstanding
ARD Master, L.P. 30 Federal Street Boston, MA 02110-2508	2,189,789	(2)	17.8%
Waco Partners c/o Wechsler & Co., Inc. 105 South Bedford Road, Suite 30 Mt. Kisco, NY 10549	1,669,980		13.6%
Grant C. Bennett Director & Officer	1,612,331		13.1%
Michael Bernique Director	24,000	(3)	*
H. Kent Bowen Director	32,000	(4)	*
Francis J. Hughes, Jr. Director	2,210,289	(6)	17.9%
All directors and officers as a group (four persons)	3,878,620	(6)	31.2%

*Less than 1% of the total number of outstanding shares of Common Stock.

1. The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, each stockholder referred to above has sole voting and investment power respect to the shares listed.

2. Total of 2,189,789 shares consists of 2,184,789 shares owned by ARD Master L.P., and options to purchase 5,000 shares of common stock exercisable within 60 days after March 1, 2002. Excludes options to purchase 20,500 shares of common stock held by Mr. Hughes which are exercisable within 60 days after March 1, 2002.

3. Consists of options to purchase 24,000 shares of common stock exercisable within 60 days after March 1, 2002.

4. Consists of options to purchase 32,000 shares of common stock exercisable within 60 days after March 1, 2002.

5. Consists of shares and options to purchase shares described in Footnote 2 above owned by ARD Master, L.P., and options to purchase 20,500 shares of common stock held by Mr. Hughes which are exercisable within 60 days after March 1, 2002.

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
CERAMICS PROCESS SYSTEMS CORPORATION
By:	/s/ Grant C. Bennett President March 29, 2002

Pursuant to the Requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Grant C. Bennett	President, Treasurer and Director (Principal Executive Officer)	March 29, 2002
Grant C. Bennett

/s/ Michael Bernique	Director	March 29, 2002
Michael Bernique

/s/ H. Kent Bowen	Director	March 29, 2002
H. Kent Bowen

/s/ Francis J. Hughes, Jr.	Director	March 29, 2002
Francis J. Hughes

CERAMICS PROCESS SYSTEMS CORPORATION
EXHIBIT INDEX
Ex-hibit No.	Description
3.1*	Restated Certificate of Incorporation of the Company, as amended, is incorporated herein by reference to Exhibit 3 to the Company's Registration Statement on Form 8-A (File No. 0-16088)
3.2*	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 33-14616)(the '1987 S-1Registration Statement')
4.1*	Specimen certificate for shares of Common Stock of the Company is incorporated herein by reference to Exhibit 4 to the 1987 S-1 Registration Statement
4.2*	Description of Capital Stock contained in the Restated Certificate of Incorporation of the Company, as amended, filed as Exhibit 3.1
10.1* (1)	1984 Stock Option Plan of the Company, as amended, is incorporated herein by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988
10.2* (1)	1989 Stock Option Plan of the Company, is incorporated by reference to Exhibit 10.6 to the Company's 1989 S-1 Registration Statement
10.3* (1)	1992 Director Stock Option Plan is incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991
10.4*

Participation Agreement, dated February 14, 1991, between the Company and Sopretac, a French societe anonyme, is incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 28, 1991

10.5* (1)	Retirement Savings Plan, effective September 1, 1987 is incorporated by reference to Exhibit 10.35 to the Company's 1989 S-1 Registration Statement
10.7*

Research and Development Agreement, dated as of June 26, 1991, between the Company and Carpenter Technology Corporation ('CarTech') is incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 28, 1991

10.8*

Option and License Agreement, dated as of June 26, 1991, between the Company and CarTech is incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 28, 1991

10.9*

License Agreement, dated as of December 11, 1992, between the Company and CarTech is incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993

10.10*

Amendment to Research and Development Agreement, dated as of December 11, 1992, between the Company and CarTech is incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993

10.11*

Amendment to Option and License Agreement, dated as of December 11, 1992, between the Company and CarTech is incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993

10.14*

Form of 10% Convertible Subordinated Note Due June 30, 1995 and related Common Stock Purchase Warrant between the Company and noteholder is incorporated by reference to Exhibit 10.22 to the Company's Annual Report for the fiscal year ended January 1, 1994

10.15*

10% Convertible Subordinated Note Due April 21, 2001 between the Company and Waco Partners and related Subordinated Convertible Note Purchase Agreement between the Company and Wechsler & Co., Inc. is incorporated by reference to Exhibit 10.21 to the Company's Annual Report for the fiscal year ended December 31, 1994

10.16*

10% Convertible Subordinated Note Due January 31, 1996 and related Common Stock Purchase Warrant between the Company and Ampersand Specialty Materials Ventures Limited Partnership is incorporated by reference to Exhibit 10.22 to the Company's Annual Report for the fiscal year ended December 31, 1994

10.17*

Form of 10% Convertible Subordinated Note Due April 24, 1996 and related Common Stock Purchase Warrant between the Company and noteholder is incorporated by reference to Exhibit 10.23 to the Company's Annual Report for the fiscal year ended December 31, 1994

10.19*	Secured Line of Credit Note Due June 30, 1996 and related Security Agreement between the Company and Kilburn Isotronics, Inc.
10.21*	1999 Stock Incentive Plan adopted by the Company's Board of Directors on January 22, 1999
21*	Subsidiaries of the Registrant are incorporated herein by reference to Exhibit 22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988
23.1	Consent of PricewaterhouseCoopers LLP

* Incorporated herein by reference.

(1) Management Contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OF
CERAMICS PROCESS SYSTEMS CORPORATION

Report of Independent Accountants
Consolidated Balance Sheets as of December 29, 2001 and December 30, 2000
Consolidated Statements of Operations for the years ended December 29, 2001, December 30, 2000 and January 1, 2000
Consolidated Statements of Stockholders Equity (Deficit) for the years ended December 29, 2001, December 30, 2000, and January 1, 2000
Consolidated Statements of Cash Flows for the years ended December 29, 2001, December 30, 2000, and January 1, 2000
Notes to Consolidated Financial Statements

All schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

Report of Independent Accountants

To the Board of Directors and Shareholders of Ceramics Process Systems Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Ceramics Process Systems Corporation and its subsidiary at December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts
March 1, 2002

CONSOLIDATED BALANCE SHEETS
CERAMICS PROCESS SYSTEMS CORPORATION
	December 29,	December 30,
ASSETS	2001	2000
	-------------	-------------

Current assets:
Cash and cash equivalents	$ 299,746	$ 672,391
Accounts receivable trade (net of
allowance for doubtful accounts of
$12,586 at December 29, 2001 and
$0 at December 30, 2000	784,640	800,223
Inventories	627,869	567,132
Prepaid expenses	19,312	5,142
	-------------	-------------
Total current assets	1,731,567	2,044,888

Property and equipment:
Production equipment	2,201,465	1,880,486
Furniture and office equipment	191,270	188,010
Accumulated depreciation and
amortization	(1,378,060)	(1,029,006)

	-------------	-------------
Net property and equipment	1,014,675	1,039,490
	-------------	-------------
Total assets	$2,746,242	$3,084,378
	=============	=============

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
CERAMICS PROCESS SYSTEMS CORPORATION

	December 29,	December 30,
LIABILITIES AND STOCKHOLDERS EQUITY	2001	2000
	-------------	-------------
Current liabilities
Accounts payable	$ 408,023	$ 299,656
Accrued expenses	116,595	144,440
Current portion of obligations under
capital leases	39,958	52,061
	-------------	-------------
Total current liabilities	564,576	496,157

Deferred revenue	133,884	133,884
Obligations under capital leases less
current portion	92,840	20,762
	-------------	-------------
Total liabilities	791,300	650,803
	-------------	-------------

Commitments and contingencies (see Note 4)

Stockholders equity
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 12,315,221 shares at
December 29, 2001 and 12,310,352
at December 30, 2000	123,152	123,104

Additional paid-in capital	32,657,436	32,656,608

Accumulated deficit	(30,764,811)	(30,285,302)

Less treasury stock, at cost,
22,883 common shares	(60,835)	(60,835)
	-------------	-------------
Total stockholders equity	1,954,942	2,433,575
	-------------	-------------
Total liabilities and stockholders
equity	$2,746,242	$3,084,378
	=============	=============

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
CERAMICS PROCESS SYSTEMS CORPORATION
	December 29,	December 30,	January 1,
	2001	2000	2000
	------------	------------	------------

Product sales	$4,438,624	$5,035,743	$4,805,865
License and royalty revenues	$ 22,994	$ 9,344
	------------	------------	------------
Total revenue	4,461,618	5,045,087	4,805,865
	============	============	============
Operating expenses
Cost of product sales	3,897,657	4,329,673	3,812,094
Selling, general and
administrative	1,036,616	1,001,539	910,343
	------------	------------	------------
Total operating expenses	4,934,273	5,331,212	4,722,437
	------------	------------	------------
Operating income (loss)	(472,655)	(286,125)	83,428

Other income (expense)
Interest income	11,644	63,148	59,739
Interest expense	(14,056)	(10,660)	(15,957)
Other income (expense)	(4,442)	39,725	104,917
	------------	------------	------------
Net income (loss)
before taxes	(479,509)	(193,912)	232,127

Provision for (benefit from)
taxes			(5,929.00)
	------------	------------	------------
Net income (loss)	$ (479,509)	$ (193,912)	$ 238,056
	============	============	============
Net income (loss) per
basic common share	$ (0.04)	$ (0.02)	$ 0.02
	------------	------------	------------
Weighted average number of
basic common shares
outstanding	12,291,528	12,287,469	12,285,969
	============	============	============
Net income (loss) per
diluted common share	$ (0.04)	$ (0.02)	$ 0.02
	------------	------------	------------
Weighted average number of
diluted common shares
outstanding	12,291,528	12,287,469	12,483,279
	============	============	============

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
For the years ended December 29, 2001, December 30, 2000,
and January 1, 2000
CERAMICS PROCESS SYSTEMS CORPORATION
	Common stock					Stock-
	----------		Additional			holders'
	Number	Par	Paid-in	Accumulated	Treasury	equity
	of shares	Value	capital	deficit	stock	(deficit)
	----------	-----	----------	----------	------	--------
Balance at December 26,1998

	12,308,852	123,089	32,656,353	(30,329,446)	(60,835)	2,389,161

Net income
	--	--	--	238,056	--	238,056

Balance at January 1, 2000

	12,308,852	123,089	32,656,353	(30,091,390)	(60,835)	2,627,217

Issuance of common stock pursuant to exercise of stock options
	1,500	15	255	--	--	270

Net loss
	--	--	--	(193,912)	--	(193,912)

Balance December 30, 2000

	12,310,352	123,104	32,656,608	(30,285,302)	(60,835)	2,433,575

Issuance of common stock pursuant to exercise of stock options
	4,869	48	828			876

Net loss
	--	--	--	(479,509)	--	(479,509)

Balance at December 29, 2001

	12,315,221	123,152	32,657,436	(30,764,811)	(60,835)	1,954,942
	==========	==========	===========	===========	========	==========

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CERAMICS PROCESS SYSTEMS CORPORATION
	December 29,	December 30,	January 1,
	2001	2000	2000
	---------	---------	---------
Cash flows from operating activities:
Net income (loss)	$ (479,509)	$ (193,912)	$ 238,056
Adjustments to reconcile net
loss to cash used in operating
activities:
Depreciation and amortization	351,715	314,709	214,318
Gain on disposal of equipment	(8,934)	(24,581)	(104,225)
	Loss on write-off of non-trade
receivable		15,000
Changes in assets and liabilities:
Accounts receivable - trade	15,583	(412,653)	126,583
Accounts receivable - other			17,982
Inventories	(60,737)	(259,784)	(103,148)
Prepaid expenses	(14,170)	25,051	(28,364)
Accrued interest on investments		6,672	(6,672)
Accounts payable	108,367	156,989	45,914
Accrued expenses	(27,845)	(12,860)	(26,732)
Deferred revenue			(8,382)
	---------	---------	---------
Net cash provided by (used)	$ (115,530)	$ (385,369)	$ 365,330
in operating activities
	---------	---------	---------
Cash flows from investing activities:
Proceeds from sale of assets	8,934	134,115	10,160
Additions to property and equipment	(201,263)	(357,815)	(502,555)
Deposits			8,772
Sale of Marketable securities		300,000
Purchase of marketable securities			(300,000)
	---------	---------	---------
Net cash provided by (used)
in investing activities	$ (192,329)	$ 76,300	$ (783,623)
	---------	---------	---------
Cash flows from financing activities:
Payment of capital lease obligations	(65,662)	(52,332)	(46,959)
Proceeds from issuance of common
stock	876	270
	---------	---------	---------
Net cash used in
financing activities	$ (64,786)	$ (52,062)	$ (46,959)
	---------	---------	---------
Net decrease in cash	(372,645)	(361,131)	(465,252)
Cash at beginning of period	672,391	1,033,522	1,498,774
	---------	---------	---------
Cash at end of period	$ 299,746	$ 672,391	$ 1,033,522
	=========	=========	=========

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

The Company has an accumulated deficit of $30,764,811 at December 29, 2001 and a net loss for fiscal year 2001 totaling $479,509. Management believes that cash flows from operations and existing cash balances will be sufficient to fund the Company's cash requirements for the foreseeable future. However, there is no assurance that the Company will be able to generate sufficient revenues or reduce certain discretionary spending in the event that planned operational goals are not met, such that the Company will be able to meet its obligations as they become due.

(2) Summary of Significant Accounting Policies

(2)(a) Principles of Consolidation

The consolidated financial statements include the accounts of Ceramics Process Systems Corporation (the "Company") and its wholly-owned subsidiary, CPS Superconductor Corporation('CPSS'). All intercompany balances and transactions have been eliminated in consolidation.

(2)(b) Basis of Presentation

Certain amounts in the financial statements and notes thereto have been reclassified to conform to fiscal year 2001 classifications.

(2)(c) Cash, Cash Equivalents, and Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

(2)(d) Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Year-end inventory balances consisted of the following:
	December 29,	December 30,
	2001	2000
Raw materials	$ 36,179	$ 89,047
Work in process	220,497	262,313
Finished Goods	371,193	215,772
	-------------	-------------
	$ 627,869	$ 567,132
	=============	=============

(2)(e) Property and Equipment

Property and equipment are stated at cost. Depreciation of equipment is calculated on a straight-line basis over the estimated useful life, generally five years for production equipment and three years for computer equipment. Amortization of equipment under capital leases is calculated on a straight-line basis over the life of the lease. Depreciation of leasehold improvements is calculated using the straight-line method over the lease term or the estimated useful lives, whichever is shorter. Maintenance and repairs are charged to expenses as incurred and betterments are capitalized. Upon retirement or sale, the cost and related accumulated depreciation or amortization are removed from their respective accounts. Any gains or losses are included in the results of operations in the period in which they occur.

(2)(f) Revenue Recognition

The Company recognizes product revenue from product sales at the time of shipment and passage of title. Revenue related to license agreements is recognized upon receipt of the license payment or over the license period, if the Company has continuing obligations under the agreement. Advance payments in excess of revenue recognized are recorded as deferred revenue.

(2)(g) Research and Development Costs

The Company continues to perform product development under prototype manufacturing agreements with customers. In fiscal 2001, 2000 and 1999 the Company did not incur any costs for research and development and did not perform any externally funded research and development programs. In prior periods research and development costs were charged to expense as incurred.

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

(2)(i) Net Income (Loss) Per Common Share

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

(2)(j) Comprehensive Income

The Company has no items of comprehensive income, and therefore net income is equal to comprehensive income.

(2)(k) Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No.142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, companies are required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disaggregate and report separately previously identified intangible assets and possibly reclassify certain intangible assets into goodwill. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. In accordance with SFAS No. 142, goodwill associated with acquisitions consummated after June 30, 2001 is not amortized. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company is currently assessing the impact of this new standard.

(2)(l) Use of Estimates in the Preparation of Financial Statements

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

(2)(n) Fiscal Year-End

The Company's fiscal year end is the last Saturday in December or the first Saturday in January, which results in a 52- or 53-week year. Fiscal year 2001 consisted of 52 weeks, fiscal year 2000 consisted of 52 weeks and fiscal year 1999 consisted of 53 weeks.

(2)(o) Stock-based Compensation Plans

The Company has adopted the disclosure requirements of Statements of Financial Accounting Standards (SFAS) No.123, 'Accounting for Stock-Based Compensation'. The Company continues to recognize compensation costs using the intrinsic value based method described in Accounting Principles Board Opinion No. 25, 'Accounting for Stock Issued to Employees'. No stock-based compensation costs were recognized in 2001, 2000 and 1999.

(3) Supplemental Cash Flow Information

The Company acquired $125,637 of production equipment through capital lease obligations in the year-ended December 31, 2001. No equipment was acquired through capital lease obligations in 2000 and 1999. The Company paid interest on capital leases amounting to $14,056, $10,660, and $15,957 in fiscal years 2001, 2000 and 1999, respectively. In 2001, 2000 and 1999 the Company recognized gains on the sale of equipment totaling $8,934, $24,581 and $104,225, respectively. The Company paid no income taxes in 2001, 2000 or 1999 as a result of net losses and net operating loss carryforwards.

(4) Leases

At December 29, 2001 the Company had production equipment with a cost of $260,797 and accumulated amortization of $93,659 under capital leases. At December 30, 2000, the Company had production equipment with a cost of $262,108 and accumulated amortization of $172,308 under capital leases.

Future payments required under capital lease obligations are as follows at December 29, 2001:
2002	55,779
2003	114,271
-------------
Total future minimum lease payments	170,050
-------------
Less amount representing interest	37,252
-------------
Present value of net future lease payments	132,798
-------------
Less current portion	39,958
-------------
Long-term obligation under capital leases	92,840
=============

The Company operates as a tenant-at-will in two locations. As such the Company does not have minimum future lease payments under its operating lease agreements. Total rental expense for operating leases was $93,223, $84,300 and $82,000 for fiscal years 2001, 2000 and 1999, respectively.

(5) Stock-Based Compensation Plans

In 2001 Company employees exercised options for 4,869 shares of common stock with market prices between $0.40 and $0.44. In 2000 Company employees exercised options for 1,500 shares of common stock with market prices between $1.44 and $3.75. In 1999 no options were exercised by Company employees.

In 2001 the Company granted 274,750 options at fair market values of $0.30 to $0.60 under the 1999 Stock Incentive Plan. In 2000 the Company granted 172,250 options at fair market values between $0.84 and $1.37 under the 1999 Stock Incentive Plan. In 1999 the Company granted 311,500 options at fair market values of $1.00 to $1.53 under the 1989 Stock Option Plan and the 1999 Stock Incentive Plan. As of December 29, 2001, the total number of options outstanding under all option plans was 1,015,484.

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

Under the 1999 Plan a total of 1,250,000 shares of common stock is available for issuance. In 2001 and 2000, options to purchase, respectively, 274,750 and 172,250 shares of the Company's Common Stock were granted to employees and directors, leaving, net of cancellations, 579,000 shares available for grant as of December 29, 2001.

As of December 29, 2001 the 1999 Plan is the only stock option plan from which awards can be made, all other options plans have expired. The 1989 Stock Option Plan expired on February 22, 1999 and no additional grants can be made from this plan. The 1992 Director Stock Option Plan expired on April 16, 1998 and no additional grants can be made from this plan. A total of 344,484 options granted under the 1989 and 1992 Plans prior to their expiration dates were outstanding as of December 29, 2001.

The following is a summary of stock option activity for all of the above plans for the fiscal years 2001, 2000, and 1999.
	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	783,987	$ 0.98	632,853	$ 0.92	338,698	$ 0.81
Granted at fair market value	274,750	$ 0.35	172,250	$ 1.20	311,500	$ 1.09
Exercised	(4,869)	$ 0.18	(1,500)	$ 0.18
Cancelled	(38,384)	$ 1.21	(19,616)	$ 1.19	(17,345)	$ 1.58
	-----	-----	-----	-----	-----	-----
Outstanding at end of year	1,015,484	$ 0.80	783,987	$ 0.98	632,853	$ 0.92
	======	======	======	======	======	======
Options exercisable at year-end	471,433	$ 0.85	372,087	$ 0.76	273,053	$ 0.56

The following table summarizes information about stock options outstanding at December 29, 2001:
	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.18	196,984	4.3	$ 0.18	196,984	$ 0.18
0.30-0.84	286,750	9.6	$ 0.37	11,999	$ 0.61
1.00-1.50	474,250	7.7	$ 1.15	223,350	$ 1.19
1.53-2.88	57,500	5.0	$ 2.30	39,100	$ 2.39
	-----			-----
$0.18-$2.88	1,015,484	7.4	$ 0.80	471,433	$ 0.85

The fair value of each option grant under SFAS 123 is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents the annualized weighted average values of the significant assumptions used to estimate the fair values of the options:
	2001	2000	1999
Options issued	274,750	167,500	311,500
Weighted average risk-free interest rate	4.61%	6.25%	5.30%
Expected life in years	7	7	7
Expected volatility	98%	86%	95%
Expected dividends	0	0	0

All options are granted at the fair market value on the date of grant.

Had compensation cost for the Company's employee stock option plans been recorded based on the fair value of awards at grant date consistent with the alternative method prescribed by SFAS 123, the Company's pro forma net income (loss) for 2001, 2000, and 1999 would have been $(585,155), $(260,638), and $181,810, respectively. Income (loss) per share for 2001, 2000 and 1999 would have been ($0.05), ($0.02), and $.01, respectively. The pro forma amounts include amortized fair values attributable to options granted after December 15, 1994 only and therefore, are not likely to be representative of the effects on reported net income for future years.

(6) Accrued Expenses

Accrued expenses consist of the following:
	December 29,	December 30,
	2001	2000
Accrued legal and
accounting	$ 39,998	$ 37,500
Accrued payroll	61,290	49,336
Accrued other	15,307	57,604
	-------------	-------------
	$ 116,595	$ 144,440
	=============	=============

(7) Income Taxes

Deferred tax assets and liabilities are as follows:
Deferred tax assets	December 29, 2001	December 30, 2000
Net operating loss carryforwards	$10,706,513	$10,609,000
Credit carryforwards	373,306	-
Accrued expenses	114,504	94,000
Depreciation	(102,415)	(113,000)
	----------------	----------------
Total gross deferred tax asset	$11,091,908	$10,590,000
Valuation allowance	($11,091,908)	($10,590,000)
	----------------	----------------
Net deferred tax asset	-	-
	================	================

Due to the uncertainty related to the realization of the net deferred tax asset, a full valuation allowance has been provided. At December 29, 2001, the Company had net operating loss carryforwards of approximately $31,381,000 available to offset future income for U.S. Federal income tax purposes, and $586,000 for state income tax purposes. These operating loss carryforwards expire at various dates from the years 2002 through 2021 for federal income tax purposes and through 2005 for state income tax purposes.

Certain provisions of the Internal Revenue Code limit the annual utilization of net operating loss carryforwards if, over a three-year period, a greater than 50% change in ownership occurs. The Company believes that it did not exceed the 50% ownership change in the three-year period ending at year-end 2001 therefore as of year-end 2001 all net operating loss carryforwards are available to offset future taxable income.

(10) Retirement Savings Plan

Effective September 1, 1987, the Company established the Retirement Savings Plan (the 'Plan') under the provisions of Section 401 of the Internal Revenue Code. Employees, as defined in the Plan, are eligible to participate in the Plan after 30 days of employment. Under the terms of the Plan, the Company may match employee contributions under such method as described in the Plan and as determined each year by the Board of Directors. Through December 29, 2001, no employer matching contributions had been made to the Plan since inception.

(11) Significant Customers and Geographic Information

Significant customers in 2001, 2000, and 1999 were as follows:
Year	Significant Customer	Percent of Total Revenues
Year ended December 29, 2001	A	36%
	C	20%
	B	9%
	I	5%

Year ended December 30, 2000	A	54%
	B	17%
	C	8%
	D	5%

Year ended January 1, 2000	A	67%
	E	8%
	F	6%
	D	4%

All of the Company's long-lived assets and operations are located in the United States. Revenue generated from overseas customers accounted for 26%, 6%, and 0% of total revenue in 2001, 2000 and 1999, respectively.

(12) Earnings Per Share

SFAS 128 requires the following reconciliation of the basic and diluted EPS calculations.
	For the years ended

	Dec. 29,	Dec. 30,	Jan. 1,
	2001	2000	2000
Basic EPS Computation:
Numerator:
Net income (loss)	$ (479,509)	$ (193,912)	$ 238,056

Denominator:
Weighted average
common shares
outstanding	12,291,528	12,287,469	12,285,969

Basic EPS	$ (0.04)	$ (0.02)	$ 0.02

Diluted EPS Computation:
Numerator:
Net income (loss)	(479,509)	(193,912)	238,056

Denominator:
Weighted average
common shares
outstanding	12,291,528	12,287,469	12,285,969
Stock options			197,310
	------------	------------	------------

Total Shares	12,291,528	12,287,469	12,483,279

Diluted EPS	$ (0.04)	$ (0.02)	$ 0.02