Form 10-Q
period 2002-03-30
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 2002-05-16
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 30, 2002
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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of March 30, 2002: 12,315,221.

CERAMICS PROCESS SYSTEMS CORPORATION
Form 10-Q
For The Fiscal Quarter Ended March 30, 2002
Index

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Balance Sheets (Unaudited)
(continued on next page)
	March 30,	December 29,
	2002	2001
ASSETS	-------------	-------------

Current assets:
Cash and cash equivalents	$ 140,693	$ 299,746
Accounts receivable-trade	1,061,202	784,640
Inventories	688,764	627,869
Prepaid expenses	76,156	19,312
	-------------	-------------
Total current assets	1,966,815	1,731,567

Property and equipment:
Production equipment	2,394,372	2,201,465
Furniture and office equipment	191,270	191,270
Accumulated depreciaton	(1,457,926)	(1,378,060)
and amortization
	-------------	-------------
Net property and equipment	1,127,716	1,014,675
	-------------	-------------
Total Assets	$3,094,531	$2,746,242
	=============	=============

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Balance Sheets (Unaudited)
(continued)

	March 30,	December 29,
LIABILITIES AND STOCKHOLDERS'	2002	2001
EQUITY	-------------	-------------

Current liabilities:
Accounts payable	$ 571,058	$ 408,023
Accrued expenses	219,701	116,595

Current portion of obligations
under capital leases	30,335	39,958
	-------------	-------------
Total current liabilities	821,094	564,576

Deferred revenue	133,884	133,884
Obligations under capital
leases less current portion	87,225	92,840
	-------------	-------------
Total liabilities	1,042,203	791,300
	-------------	-------------
Stockholders' Equity
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 12,315,221 shares
at March 30, 2002 and
December 29, 2001	123,152	123,152

Additional paid-in capital	32,657,436	32,657,436

Accumulated deficit	(30,667,425)	(30,764,811)

Less treasury stock, at cost,
22,883 common shares	(60,835)	(60,835)
	-------------	-------------
Total stockholders' equity	2,052,328	1,954,942
	-------------	-------------
Total liabilities and stockholders'
equity	$3,094,531	$2,746,242
	=============	=============

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Statements of Operations (Unaudited)
	Fiscal Quarters Ended
	March 30,	March 31,
	2002	2001
	------------	------------
Product sales	$1,749,277	$ 964,579
	============	============
Operating expenses:
Cost of product sales	1,223,210	991,141
Selling, general, and
administrative	424,508	312,482
	------------	------------
Total operating expenses	1,647,718	1,303,623
	------------	------------
Operating income (loss)	101,559	(339,044)

Other income(expense), net	(4,173)	4,521
	------------	------------
Net income (loss)
before taxes	97,386	(334,523)

Provision for income taxes	-	-
	------------	------------
Net income (loss)	$ 97,386	$ (334,523)
	============	============
Net income (loss) per
basic common share	$ 0.01	$ (0.03)
	------------	------------

Weighted average number of
basic common shares
outstanding	12,292,338	12,289,653
	============	============
Net income (loss) per
diluted common share	$ 0.01	$ (0.03)
	------------	------------
Weighted average number of
diluted common shares
outstanding	12,575,289	12,289,653
	============	============

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
	Fiscal Quarter Ended
	March 30,	March 31,
	2002	2001
	---------	---------

Cash flows from operating activities:
Net income (loss)	$ 97,386	$ (334,523)
Adjustments to reconcile net
income (loss) to cash used in
operating activities:
Depreciation & amortization	79,866	83,534
Changes in assets and liabilities:
Accounts receivable - trade	(276,562)	113,628
Inventories	(60,895)	(75,459)
Prepaid expenses	(56,844)	(39,684)
Accounts payable	163,035	(54,763)
Accrued expenses	103,106	35,127
	---------	---------
Net cash provided by (used	$ 49,092	$ (272,140)
in) operating activities
	---------	---------
Cash flows from investing activities:
Proceeds from sale of assets	0	(73,335)
Additions to property and equipment	(192,907)	0
	---------	---------
Net cash used in investing
activities	$ (192,907)	$ (73,335)
	---------	---------
Cash flows from financing activities:
Payment of capital lease obligations	(15,238)	(13,884)
Proceeds from issuance of common
stock	0	675
	---------	---------
Net cash used in
financing activities	$ (15,238)	$ (13,209)
	---------	---------
Net decrease in cash	(159,053)	(358,684)
Cash at beginning of period	299,746	672,391
	---------	---------
Cash at end of period	$ 140,693	$ 313,707
	=========	=========

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

The Company was incorporated on June 19, 1984. The Company continues to sell to a limited number of customers and loss of any one of these customers could cause the Company to require external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company`s ability to achieve its business objectives.

(2) Interim Consolidated Financial Statements

As permitted by the rules of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles.

The accompanying financial statements for the fiscal quarters ended March 30, 2002 and March 31, 2001 are unaudited. In the opinion of management, the unaudited consolidated financial statements of CPS reflect all adjustments necessary to present fairly the financial position and results of operations for such periods.

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

The following table presents the calculation of both basic and diluted EPS:
	For periods ended
	March 30,	March 31,
	2002	2001
	------------	------------
Basic EPS Computation:
Numerator:
Net income (loss)	$ 97,386	$ (334,523)

Denominator:
Weighted average
common shares
outstanding	12,292,338	12,289,653

Basic EPS	$ 0.01	$ (0.03)

Diluted EPS Computation:
Numerator:
Net income (loss)	97,386	(334,523)

Denominator:
Weighted average
common shares
outstanding	12,292,338	12,289,653
Stock options	282,951
	------------	------------

Total Shares	12,575,289	12,289,653

Diluted EPS	$ 0.01	$ (0.03)

Options to purchase 1,015,484 shares of common stock at a weighted-average price of $0.80 were outstanding at March 30, 2002. As of March 30, 2002, the Company had 732,533 options to purchase common stock that were antidilutive and as such have been excluded from the calculation of diluted net income. Options to purchase 779,603 shares of common stock at a weighted-average price of $0.98 were outstanding at March 31, 2001. The Company was in a net loss position at March 31, 2001, therefore stock options were not used to compute diluted loss per share since the effect would have been antidilutive.

(4) Inventory

Inventories consist of the following:
	March 30,	December 29,
	2002	2001
	-------------	-------------

Raw materials	$ 15,755	$ 36,179
Work in process	281,911	220,497
Finished Goods	391,098	371,193
	-------------	-------------
	$ 688,764	$ 627,869
	=============	=============

(5) Accrued Expenses

Accrued expenses consist of the following:
	March 30,	December 29,
	2002	2001
	-------------	-------------

Accrued legal and
accounting	$ 34,897	$ 39,998
Accrued payroll	136,353	61,290
Accrued other	48,451	15,307
	-------------	-------------
	$ 219,701	$ 116,595
	=============	=============

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

Results of Operations: First Quarter of 2002 Compared to First Quarter of 2001

Revenues in Q1 2002 of $1.75 million were 81% higher than revenues in Q1 2001 of $965 thousand. The higher revenues were the result of increased demand from both existing and new customers. The higher revenues result from volume increases rather than price increases. Based on current backlog, current order releases and our assessment of the forecasts some customers have provided, we expect Q2 2002 revenues will be lower than Q1 2002 revenues.

Gross margins in Q1 2002 of 30% compare with Q1 2001 gross margin of negative (3%). The improvement in gross margins is primarily attributable to the fixed costs being spread over a larger production volume and improved efficiencies in production.

Sales, General and Administrative expenses (SG&A) increased to $425 thousand in Q1 2002 from $312 thousand in the Q1 2001, a 36% increase. The increase in SG&A expenses is primarily attributable to increased headcount in the sales function and increased sales commissions.

Total operating expenses in Q1 2002 were $1,648 thousand, a 26% increase over operating expenses in Q1 2001 of $1,304 thousand. The increase in total operating expenses was primarily attributable to 1) increased material, labor, overhead which in turn was driven by increased production volume, and 2) increased SG&A expenses. While operating expenses in Q1 2002 increased 26% from the same period a year ago, revenues in Q1 2002 increased 81% from the same period a year ago.

In Q1 2002 other expense was ($4) thousand compared to Q1 2001 other income of $5 thousand.

The Company recorded no tax provision during the quarter ended March 30, 2002 due to the expected utilization of net operating loss carryforwards.

The cumulative effect of these revenues and costs resulted in net income of $97 thousand or $0.01 per basic and dilutive common share in Q1 2002 compared with a net loss of $335 thousand or ($0.03) per basic and dilutive common share in Q1 2001.

Liquidity

The Company`s cash balance and cash equivalents at March 30, 2002 was $141 thousand compared to cash balance and cash equivalents at December 29, 2001 of $300 thousand, a decrease of $159 thousand or 53%.

Accounts receivable increased to $1,061 thousand at March 30, 2002 from $785 thousand at December 29, 2001. This change reflects higher shipments in Q1 2002 compared to Q4 2001, as well as an increase in shipments to Europe in Q1 2002 compared to Q4 2001. European customers tend to pay more slowly than U.S. customers. The accounts receivable balance at March 30, 2002 and December 29, 2001 is net of allowance for doubtful accounts of $12,586.

Inventory increased to $689 thousand at March 30, 2002 from $628 thousand at December 29, 2001. The higher inventory level is primarily a result of increased safety stock necessary to accommodate higher shipments in Q1 2002 compared to Q 4 2001. The level of inventory is likely to fluctuate in line with expected shipment volumes.

In the first quarter of 2002 the Company purchased $193 thousand of production equipment.

The Company financed its working capital during Q1 2002 with funds generated by operations and existing cash balances. The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2002 from its existing cash balance and from funds generated by operations.

The Company continues to sell to a limited number of customers and loss of any one of these customers could cause the Company to require external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company`s ability to achieve its business objectives.

PART II OTHER INFORMATION

Item 1 through Item 5: None

Item 6: Exhibits and Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ceramics Process Systems Corporation (Registrant)
Date: May 13, 2002	/s/ Grant C. Bennett Grant C. Bennett President and Treasurer (Principal Executive Officer)