Form 10-Q
period 2002-06-29
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 2002-08-09
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 29, 2002
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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of June 29, 2002: 12,315,221.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Balance Sheets (Unaudited)
(continued on next page)
	June 29,	December 29,
	2002	2001
ASSETS	-------------	-------------

Current assets:
Cash and cash equivalents	$ 296,087	$ 299,746
Accounts receivable-trade	663,745	784,640
Inventories	551,399	627,869
Prepaid expenses	64,721	19,312
	-------------	-------------
Total current assets	1,575,952	1,731,567

Property and equipment:
Production equipment	2,401,079	2,201,465
Furniture and office equipment	192,970	191,270
Accumulated depreciation	(1,540,228)	(1,378,060)
and amortization
	-------------	-------------
Net property and equipment	1,053,821	1,014,675
	-------------	-------------
Total Assets	$2,629,773	$2,746,242
	=============	=============

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Balance Sheets (Unaudited)
(continued)
	June 29,	December 29,
LIABILITIES AND STOCKHOLDERS′	2002	2001
EQUITY	-------------	-------------

Current liabilities:
Accounts payable	$ 224,953	$ 408,023
Accrued expenses	106,619	116,595
Deferred revenue
Current portion of obligations
under capital leases	48,749	39,958
	-------------	-------------
Total current liabilities	380,321	564,576

Deferred revenue	133,884	133,884
Obligations under capital
leases less current portion	126,537	92,840
	-------------	-------------
Total liabilities	640,742	791,300
	-------------	-------------
Stockholders′ Equity
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 12,315,221 shares
at June 29, 2002
and 12,315,221 at
December 29, 2001	123,152	123,152

Additional paid-in capital	32,657,436	32,657,436

Accumulated deficit	(30,730,722)	(30,764,811)

Less treasury stock, at cost,
22,883 common shares	(60,835)	(60,835)
	-------------	-------------
Total stockholders′ equity	1,989,031	1,954,942
	-------------	-------------
Total liabilities and stockholders′
equity	$2,629,773	$2,746,242
	=============	=============

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Statements of Operations (Unaudited)
	Fiscal Quarters Ended		Six month Periods Ended
	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001
	------------	------------	------------	------------
Product sales	$1,470,597	$ 846,194	$3,219,874	$1,810,774
	============	============	============	============
Operating expenses:
Cost of product sales	1,187,851	805,405	2,411,062	1,796,546
Selling, general, and
administrative	346,706	253,451	771,214	565,935
	------------	------------	------------	------------
Total operating expenses	1,534,557	1,058,856	3,182,276	2,362,481
	------------	------------	------------	------------
Operating income (loss)	(63,960)	(212,662)	37,598	(551,707)

Other income(expense), net	664	9,051	(3,509)	13,572
	------------	------------	------------	------------
Net income (loss)
before taxes	(63,296)	(203,611)	34,089	(538,135)

Provision for income taxes	-	-	-	-
	------------	------------	------------	------------
Net income (loss)	$ (63,296)	$ (203,611)	$ 34,089	$ (538,135)
	============	============	============	============
Net income (loss) per
basic common share	$ (0.01)	$ (0.02)	0.00	$ (0.04)
	------------	------------	------------	------------

Weighted average number of
basic common shares
outstanding	12,292,338	12,291,785	12,292,338	12,290,719
	============	============	============	============
Net income (loss) per
diluted common share	$ (0.01)	$ (0.02)	0.00	$ (0.04)
	------------	------------	------------	------------
Weighted average number of
diluted common shares
outstanding	12,292,338	12,291,785	12,536,419	12,290,719
	============	============	============	============

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
	Six month period ended
	June 29,	June 30,
	2002	2001
	---------	---------
Cash flows from operating activities:
Net income (loss)	$ 34,089	$ (538,135)
Adjustments to reconcile net
loss to cash used in operating
activities:
Depreciation & amortization	162,168	168,033
Gain on disposal of equipment		(8,934)
Changes in assets and liabilities:
Accounts receivable - trade	120,895	271,023
Inventories	76,470	(8,148)
Prepaid expenses	(45,409)	(37,049)
Accounts payable	(183,070)	(188,868)
Accrued expenses	(9,976)	(15,051)
	---------	---------
Net cash used in operating	$ 155,167	$ (357,129)
activities
	---------	---------
Cash flows from investing activities:
Proceeds from sale of assets	0	8,934
Additions to property and equipment	(128,032)	(49,425)
Deposits
	---------	---------
Net cash used in investing
activities	$ (128,032)	$ (40,491)
	---------	---------
Cash flows from financing activities:
Payment of capital lease obligations	(30,794)	(31,047)
Proceeds from issuance of common
stock	0	876
	---------	---------
Net cash used in
financing activities	$ (30,794)	$ (30,171)
	---------	---------
Net decrease in cash	(3,659)	(427,791)
Cash at beginning of period	299,746	672,391
	---------	---------
Cash at end of period	$ 296,087	$ 244,600
	=========	=========
Non-cash financing and investing activities
Acquisition of machinery under capital leases	73,282

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Notes to Consolidated Financial Statement
(Unaudited)

(1) Nature of Business

Ceramics Process Systems Corporation (the Company or CPS) serves the microprocessor, wireless communications, satellite communications, motor controller and other microelectronic markets by developing, manufacturing, and marketing advanced metal-matrix composite components to house, interconnect and thermally manage microelectronic devices. The Company′s products are typically in the form of housings, packages, lids, substrates, thermal planes or heat sinks, and are used in applications where thermal management and or weight are important considerations.

The Company′s products are manufactured by proprietary processes the Company has developed including the QuicksetTM Injection Molding Process (Quickset Process) and the QuickCastTM Pressure Infiltration Process (QuickCast Process).

The Company was incorporated on June 19, 1984.

The Company has an accumulated deficit of $30,730,722 at June 29, 2002. Management believes that cash flows from operations and existing cash balances will be sufficient to fund the Company′s cash requirements for the foreseeable future. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company′s ability to continue as a going concern and achieve its business objective.

(2) Interim Consolidated Financial Statements

As permitted by the rules of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles.

The accompanying financial statements for the fiscal quarters and six month periods ended June 29, 2002 and June 30, 2001 are unaudited. In the opinion of management, the unaudited consolidated financial statements of CPS reflect all adjustments necessary to present fairly the financial position and results of operations for such periods.

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
	Fiscal Quarters Ended		Six-Month Periods Ended
	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001
	------------	------------	------------	------------
Basic EPS Computation:
Numerator:
Net income (loss)	$ (63,296)	$ (203,611)	$ 34,089	$ (538,135)

Denominator:
Weighted average
common shares
outstanding	12,292,338	12,291,785	12,292,338	12,290,719

Basic EPS	$ (0.01)	$ (0.02)	$ 0.00	$ (0.04)

Diluted EPS Computation:
Numerator:
Net income (loss)	(63,296)	(203,611)	34,089	(538,135)

Denominator:
Weighted average
common shares
outstanding	12,292,338	12,291,785	12,292,338	12,290,719

Stock Options			271,081

Total Shares	12,292,338	12,291,785	12,563,419	12,290,719

Diluted EPS	$ (0.02)	$ (0.02)	$ 0.00	$ (0.04)

Options to purchase 1,017,984 shares of common stock at a weighted-average price of $0.77 were outstanding as of June 29, 2002. Options to purchase 748,234 shares of common stock at a weighted-average price of $0.97 were outstanding as of June 30, 2001.

For the three month periods ended June 29, 2002, June 30, 2001 and the six month period ended June 30, 2001, the Company was in a net loss position therefore stock options were not used to compute diluted loss per share since the effect would have been antidilutive.

For the six month period ended June 29, 2002, the diluted share base includes 271,081 potential shares related to options whose exercise price was greater than the average market price of the common shares during this period.

  Inventory
	June 29,	Dec 29,
	2002	2001
	-------------	-------------

Raw materials	$ 37,327	$ 36,179
Work in process	222,931	220,497
Finished Goods	291,141	371,193
	-------------	-------------
	$ 551,399	$ 627,869
	=============	=============

  Accrued Expenses
	June 29,	December 29,
	2002	2001
	-------------	-------------

Accrued legal and
accounting	$ 9,682	$ 39,998
Accrued payroll	81,546	61,290
Accrued other	15,391	15,307
	-------------	-------------
	$ 106,619	$ 116,595
	=============	=============

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. There are a number of factors that could cause the Company′s actual results to differ materially from those forecasted or projected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or changed circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations for Second Fiscal Quarter of 2002 (Q2 2002) Compared to the Second Fiscal Quarter of 2001 (Q2 2001)

Total revenue was $1,471 thousand in Q2 2001, a 74% increase from total revenue of $846 thousand in Q2 2001. The increase in revenues was due to increased demand and unit shipments. The largest increases were in baseplates for motor controllers and lids and heatspreaders for microprocessors and application-specific integrated circuits.

Total operating expenses in Q2 2002 were $1,535 thousand, a 45% increase from total operating expenses of $1,059 thousand in Q2 2001. Cost of product sales in Q2 2002 were $1,188 thousand, a 47% increase from cost of product sales of $805 in Q2 2001. Cost of product sales increased primarily as a result of higher unit shipments. Selling, general and administrative expenses were $347 thousand in Q2 2002, a 37% increase from selling, general and administrative expenses of $253 thousand in Q2 2001.

Gross profit on product sales in Q2 2002 were 19% compared to gross profit on product sales in Q2 2000 of 5%. This increase in gross profit is primarily the result of spreading fixed costs over a higher production volume.

The increase in selling, general and administrative expenses of $93 thousand is the result of higher commissions paid to the sales representatives, increased staffing in sales and marketing, and increased travel expenses.

The Company produces components used in electronic systems and the Company′s customers are electronic OEMs and systems manufacturers. In Q2 2002 some customers modified their forecasts downward for the second half of 2002, and other customers declined to provide forecasts of Q3 and Q4 demand. Demand declined month-to-month during Q2 2002, suggesting that Q3 demand will be below Q2 demand.

Results of Operations for First Six Months 2002 Compared to First Six Months of 2001

Total revenue increased to $3,220 thousand in the first six months of 2002 from $1,811 thousand in the first six months of 2001, a 78% increase. The increase in revenues was due to increased demand and unit shipments, primarily of baseplates for motor controllers and lids and heatspreaders for microprocessors and application-specific integrated circuits.

Total operating expenses of $3,182 thousand in the first six months of 2002 increased by 35% from total operating expenses of $2,362 thousand in the first six months of 2001. Cost of product sales of $2,411 thousand in the first six months of 2002 increased by 34% from total cost of product sales of $1,796 thousand in the first six months of 2001. Cost of product sales increased primarily as a result of higher unit shipments. Selling, general and administrative expenses were $771 thousand in the first six months of 2002, a 36% increase from selling, general and administrative expenses of $566 thousand in the first six months of 2001.

The increase in selling, general and administrative expenses of $205 thousand is the result of higher commissions paid to the sales representatives, increased staffing in sales and marketing, and increased travel expenses.

Gross profit on product sales in the first six months of 2002 were 25% compared to gross profit in the first six months of 2001 of 1%. This increase in gross profit is primarily the result of spreading fixed costs over a higher production volume.

Financial Liquidity

The Company′s cash and cash equivalents balance as of June 29, 2002 was $296 thousand compared to the cash and cash equivalents balance as of December 29, 2001 of $300 thousand, a 1% decline. In the first six months of 2002 operations generated cash of $155 thousand, additions to property, plant and equipment consumed cash of $128 thousand, and payment of capital lease obligations consumed cash of $31 thousand.

Trade Accounts Receivable declined to $664 thousand at June 29, 2002 from $785 thousand at December 29, 2001 due to lower shipments in June 2002 compared to December 2001.

Inventories decreased to $551 thousand at June 29, 2002 from $628 thousand at December 29, 2001. The Company does not build inventory in advance of customer demand; all work in process and finished goods inventory represent production for which the Company has purchase orders from customers.

The Company financed its working capital requirements during Q2 2002 and the first six months of 2002 with funds from existing cash balances and funds provided by product sales. The Company has an accumulated deficit of $30,730,722 at June 29, 2002 and net income for the year to date totaling $34,089. Management believes that cash flows from operations and existing cash balances will be sufficient to fund the Company′s cash requirements for the foreseeable future. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company′s ability to continue as a going concern and achieve its business objective. The Company continues to sell to a limited number of customers and loss of any one of these customers could cause the Company to require external financing.

PART II OTHER INFORMATION

Item 1 through Item 5: None
Item 6: Exhibits and Reports on Form 8-K
(a) Exhibits: None
(b) Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Ceramics Process Systems Corporation (Registrant)
Date: August 9, 2002	/s/ Grant C. Bennett Grant C. Bennett President and Treasurer (Principal Executive Officer)

STATEMENT PURSUANT TO 18 U.S.C. 1350

Pursuant to 18 U.S.C. 1350, each of the undersigned certifies that this Quarterly Report on Form 10-Q for the period ended June 29, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Ceramics Process Systems Corporation.
Date: August 9, 2002	/s/ Grant C. Bennett Grant C. Bennett President and Treasurer (Principal Executive Officer)