Form 10-Q
period 2002-09-28
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 2002-11-14
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 28, 2002
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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of September 28, 2002: 12,316,092.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Balance Sheets (Unaudited)
(continued on next page)
	September 28,	December 29,
	2002	2001
ASSETS	-------------	-------------

Current assets:
Cash and cash equivalents	$ 184,914	$ 299,746
Accounts receivable-trade	417,232	784,640
Inventories	559,205	627,869
Prepaid expenses	34,743	19,312
	-------------	-------------
Total current assets	1,196,094	1,731,567

Property and equipment:
Production equipment	2,415,661	2,201,465
Furniture and office equipment	191,970	191,270
Accumulated depreciation	(1,624,009)	(1,378,060)
and amortization
	-------------	-------------
Net property and equipment	983,622	1,014,675
	-------------	-------------
Total Assets	$2,179,716	$2,746,242
	=============	=============

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Balance Sheets (Unaudited)
(continued)

	September 28,	December 29,
LIABILITIES AND STOCKHOLDERS`	2002	2001
EQUITY	-------------	-------------

Current liabilities:
Accounts payable	$ 115,550	$ 408,023
Accrued expenses	142,067	116,595
Current portion of obligations
under capital leases	46,593	39,958
	-------------	-------------
Total current liabilities	304,210	564,576

Deferred revenue	133,884	133,884
Obligations under capital
leases less current portion	114,715	92,840
	-------------	-------------
Total liabilities	552,809	791,300
	-------------	-------------
Stockholders` Equity
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 12,316,092 shares
at September 28, 2002
and 12,315,221 at
December 29, 2001	123,161	123,152

Additional paid-in capital	32,657,584	32,657,436

Accumulated deficit	(31,093,003)	(30,764,811)

Less treasury stock, at cost,
22,883 common shares	(60,835)	(60,835)
	-------------	-------------
Total stockholders` equity	1,626,907	1,954,942
	-------------	-------------
Total liabilities and stockholders`
equity	$2,179,716	$2,746,242
	=============	=============

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Statements of Operations (Unaudited)
	Fiscal Quarters Ended		Nine month Periods Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2002	2001	2002	2001
	------------	------------	------------	------------
Product sales	$ 482,213	$1,324,424	$3,702,087	$3,135,198
	============	============	============	============
Operating expenses:
Cost of product sales	622,810	890,458	3,033,872	2,687,004
Selling, general, and
administrative	244,550	211,086	1,015,755	777,021
	------------	------------	------------	------------
Total operating expenses	867,360	1,101,544	4,049,627	3,464,025
	------------	------------	------------	------------
Operating income (loss)	(385,147)	222,880	(347,540)	(328,827)

Other income(expense), net	22,857	(17,539)	19,348	(3,967)
	------------	------------	------------	------------
Net income (loss)	$ (362,290)	$ 205,341	$ (328,192)	$ (332,794)
	============	============	============	============
Net income (loss) per
basic common share	$ (0.03)	$ 0.02	$ (0.03)	$ (0.03)
	------------	------------	------------	------------

Weighted average number of
basic common shares
outstanding	12,292,979	12,292,338	12,292,552	12,291,259
	============	============	============	============
Net income (loss) per
diluted common share	$ (0.03)	$ 0.02	$ (0.03)	$ (0.03)
	------------	------------	------------	------------
Weighted average number of
diluted common shares
outstanding	12,292,979	12,389,583	12,292,552	12,291,259
	============	============	============	============

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
	Nine month period ended
	Sept. 28,	Sept. 29,
	2002	2001
	---------	---------
Cash flows from operating activities:
Net loss	$ (328,192)	$ (332,794)
Adjustments to reconcile net
loss to cash used in operating
activities:
Depreciation & amortization	245,949	252,197
Gain on disposal of equipment	0	(8,934)
Changes in assets and liabilities:
Accounts receivable - trade	367,408	(4,841)
Inventories	68,664	29,957
Prepaid expenses	(15,431)	(19,564)
Accounts payable	(292,473)	(161,290)
Accrued expenses	25,472	25,597
	---------	---------
Net cash provided by (used in)	$ 71,397	$ (219,672)
operating activities	---------	---------

Cash flows from investing activities:
Proceeds from sale of assets	0	8,934
Additions to property and equipment	(141,614)	(60,614)
	---------	---------
Net cash used in investing
activities	$ (141,614)	$ (51,680)
	---------	---------
Cash flows from financing activities:
Payment of capital lease obligations	(44,772)	(51,849)
Proceeds from issuance of common
stock	157	876
	---------	---------
Net cash used in
financing activities	$ (44,615)	$ (50,973)
	---------	---------
Net decrease in cash	(114,832)	(322,325)
Cash at beginning of period	299,746	672,391
	---------	---------
Cash at end of period	$ 184,914	$ 350,066
	=========	=========
Non-cash financing and investing activities
Acquisition of machinery under capital leases	73,282	125,637

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

The Company was incorporated on June 19, 1984.

The Company has an accumulated deficit of $31,093,003 at September 28, 2002 and a net loss for the year to date totaling $328,192. Management believes that cash flows from operations and existing cash balances will be sufficient to fund the Company`s cash requirements for the foreseeable future. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company`s ability to continue as a going concern and achieve its business objective.

(2) Interim Consolidated Financial Statements

As permitted by the rules of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles.

The accompanying financial statements for the fiscal quarters and nine month periods ended September 28, 2002 and September 29, 2001 are unaudited. In the opinion of management, the unaudited consolidated financial statements of CPS reflect all adjustments necessary to present fairly the financial position and results of operations for such periods.

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

	Fiscal Quarters Ended		Nine Month Periods Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2002	2001	2002	2001
	------------	------------	------------	------------
Basic EPS Computation:
Numerator:
Net income (loss)	$ (362,290)	$ 205,341	$ (328,192)	$ (332,794)

Denominator:
Weighted average
common shares
outstanding	12,292,979	12,292,338	12,292,552	12,291,259

Basic EPS	$ (0.03)	$ 0.02	($0.03)	$ (0.03)

Diluted EPS Computation:
Numerator:
Net income (loss)	(362,290)	205,341	(328,192)	(332,794)

Denominator:
Weighted average
common shares
outstanding	12,292,979	12,389,583	12,292,552	12,291,259
	------------	------------	------------	------------

Total Shares	12,292,979	12,389,583	12,292,552	12,291,259

Diluted EPS	$ (0.03)	$ 0.02	($0.03)	$ (0.03)

Options to purchase 956,713 shares of common stock at a weighted-average price of $0.77 were outstanding as of September 28, 2002. Options to purchase 748,234 shares of common stock at a weighted-average price of $0.97 were outstanding as of September 29, 2001.

For the three month period ended September 28, 2002 and the nine month periods ended September 28, 2002 and September 29, 2001, the Company was in a net loss position therefore stock options were not used to compute diluted loss per share since the effect would have been antidulitive.

For the three month period ended September 29, 2001, the diluted share base includes 97,245 potential shares related to options whose exercise price was greater than the average market price of the common shares during this period.

  Inventory
	September 28,	December 29,
	2002	2001
	-------------	-------------

Raw materials	$ 21,018	$ 36,179
Work in process	241,933	220,497
Finished Goods	296,254	371,193
	-------------	-------------
	$ 559,205	$ 627,869
	=============	=============

  Accrued Expenses
	September 28,	December 29,
	2002	2001
	-------------	-------------

Accrued legal and
accounting	$ 25,382	$ 39,998
Accrued payroll	98,812	61,290
Accrued other	17,873	15,307
	-------------	-------------
	$ 142,067	$ 116,595
	=============	=============

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

Results of Operations for Third Fiscal Quarter of 2002 (Q3 2002) Compared to the Third Fiscal Quarter of 2001 (Q3 2001)

Total revenue was $482 thousand in Q3 2002, a 64% decrease from total revenue of $1,324 thousand in Q3 2001. This very sharp decline in revenue was most pronounced at the beginning of Q3; revenue dropped very significantly in the first month of Q3 and then grew sequentially in the second and third months of Q3. Revenue declined as a result of reduced customer demand. The current marketplace for electronic components is characterized by significant uncertainty regarding future demand. At the beginning of Q3 several customers stopped or reduced shipments from the Company in order to assess their own levels of inventory and reassess future demand. In some cases customers concluded that they had purchased in excess of their underlying demand in Q2, and would consume their inventory of the Company`s products before releasing additional shipments. No orders were cancelled by customers during Q3, however, shipment releases were delayed, and in some cases follow-on orders were delayed or not placed.

Throughout Q3 management took steps to control costs, as well as steps to seek to better understand future demand. We have controlled discretionary spending, reduced employment levels and deferred certain capital expenditures. We have visited with key customers to better understand how they forecast demand. Generally we have moved from a "build-to-order" to a "build-to-release" model. We believe we have preserved the ability of the Company to increase production if demand increases, and we believe we have improved the ability of the Company to operate in an environment of increased volatility of demand.

Total operating expenses of $867 thousand in Q3 2002 decreased by 21% from total operating expenses of $1,102 thousand in Q3 2001. Cost of product sales of $623 thousand in Q3 2002 decreased by 30% from total cost of product sales of $890 thousand in Q3 2001.

Gross profit on product sales in Q3 2002 was (29%) compared to gross margins in Q3 2001 of 33%. This decline in gross profit is primarily the result of spreading fixed costs over a much lower production volume.

Selling, general and administrative expenses increased by 16% in Q3 2002 to $244 thousand compared to $211 thousand in Q3 2001. This increase is primarily a result of increased headcount in the sales area.

Results of Operations for the First Nine Months 2002 Compared to the First Nine Months of 2001

Total revenue increased to $3,702 thousand in the first nine months of 2002 from $3,135 thousand in the first nine months of 2001, an 18% increase. Increased demand resulted in increased revenue; the increased demand occurred entirely in Q1 and Q2 2002, and demand declined significantly in Q3 2002. The current marketplace for electronic components is characterized by significant uncertainty regarding future demand, and we expect that volatility in demand from quarter to quarter will continue as customers reassess their inventory and their own demand frequently.

Total operating expenses of $4,050 thousand in the first nine months of 2002 increased by 17% from total operating expenses of $3,464 thousand in the first nine months of 2001. Cost of product sales of $3,034 thousand in the first nine months of 2002 increased by 13% from total cost of product sales of $2,687 thousand in the first nine months of 2001. Selling, general and administrative expenses increased by 31% or to $1,016 thousand in the first nine months of 2002 from $777 thousand in the first nine months of 2001.

Gross profit on product sales in the first nine months of 2002 was 18% compared to gross profit in the first nine months of 2001 of 14%. This increase in gross profit is primarily the result of spreading fixed costs over a larger sales volume.

Financial Liquidity

The Company`s cash and cash equivalents balance as of September 28, 2002 was $185 thousand compared to the cash and cash equivalents balance as of December 29, 2001 of $300 thousand, a 38% decline. In the first nine months of 2002 operations generated cash of $71 thousand, additions to property and equipment consumed cash of $142, and net cash consumed by financing activities was $45 thousand.

Trade Accounts Receivable declined to $417 thousand at September 28, 2002 from $785 thousand at December 29, 2001 due to lower shipments in August and September 2002 compared to November and December 2001.

Inventories decreased to $559 thousand at September 28, 2002 from $628 thousand at December 29, 2002. The Company does not build inventory in advance of customer demand; all work in process and finished goods inventory represent production for which the Company has purchase orders from customers.

The Company financed its working capital requirements during Q3 2002 and the first nine months of 2002 with funds from existing cash balances and funds provided by product sales. The Company has an accumulated deficit of $31,093,003 at September 28, 2002 and a net loss for the year to date totaling $328,192. Management believes that cash flows from operations and existing cash balances will be sufficient to fund the Company`s cash requirements for the foreseeable future. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company`s ability to continue as a going concern and achieve its business objective. The Company continues to sell to a limited number of customers and loss of any one of these customers could cause the Company to require external financing.

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within 90 days of the filing of this report, the principal executive officer and principal financial officer of the Company, under the supervision and with the participation of the Company`s management, have evaluated the disclosure controls and procedures of the Company as defined in Exchange Act Rule 13(a)-14(c) and have determined that such controls and procedures are effective.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company`s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to in the paragraph above.

PART II OTHER INFORMATION

Item 1 through Item 5: None
Item 6: Exhibits and Reports on Form 8-K
(a) Exhibits: None
(b) Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Ceramics Process Systems Corporation (Registrant)
Date: November 8, 2002	/s/ Grant C. Bennett Grant C. Bennett President and Treasurer (Principal Executive Officer)

EXHIBIT A

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10Q of Ceramics Process Systems Corporation (the "Company") for the period ended September 28, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Grant C. Bennett, Chief Executive Officer and Controller of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

  the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Acto of 1934; and
  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Dated: November 8, 2002	/s/ Grant C. Bennett Grant C. Bennett President and Treasurer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT B

CERTIFICATIONS

I, Grant C. Bennett, certify that:

  I have reviewed this quarterly report on Form 10Q of Ceramics Process Systems Corporation;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, an dother financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
  The registrant`s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this quarterly report is being prepared; (b) evaluated the effectiveness of the registrant`s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and (c) presented in this quarterly report our conclusions about the effectivenss of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:
  The registrant`s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant`s auditors and the audit committee of registrant`s board of directors (or persons performing the equivalent functions): (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant`s ability to record, process, summarize and report financial data and have identified for the registrant`s auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal controls; and
  The registrant`s over certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated: November 8, 2002	/s/ Grant C. Bennett Grant C. Bennett President and Treasurer (Principal Executive Officer and Principal Financial Officer)