Form 10-K
period 2002-12-28
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 2003-03-28
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 28, 2002
or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the transition period from to

Commission file number: 0-16088

CERAMICS PROCESS SYSTEMS CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-2832409 (I.R.S. Employer Identification No.)
111 South Worcester Street P.O. Box 338 Chartley MA (Address of principal executive offices)	02712-0338 (Zip Code)

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
[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant`s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was $4,556,954 based on the average of the reported closing bid and asked prices for the Common Stock on March 3, 2003 as reported on the OTC Bulletin Board.

Number of shares of Common Stock outstanding as of December 28, 2002: 12,316,092 shares.

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

Although the Company`s focus is manufacturing components, the Company has sold licenses to portions of its technology to strategic partners such as Hitachi Metals Ltd. In 2002 and 2001, 99% of the Company`s total revenue was derived from manufactured products and 1% from licensing revenues; in 2000, 100% of the Company`s total revenue was derived from manufactured products.

The Company was incorporated in Massachusetts in 1984. The Company reincorporated in Delaware in April 1987, through a merger into its wholly-owned Delaware subsidiary organized for purposes of the reincorporation. In July 1987, the Company completed its initial public offering of 1.5 million shares of its Common Stock.

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

Customers

The Company sells primarily to major microelectronics systems houses in the United States, Europe and Asia. The Company began selling and marketing in Western Europe in 1999 and in Japan in 2000 through representatives in those areas. The Company`s customers typically purchase prototype and evaluation quantities of the Company`s products over a one to three year period before purchasing production volumes.

In 2002, the Company`s three largest customers accounted for 31%, 22%, and 12% of total revenues, respectively. In 2001, the Company`s three largest customers accounted for 36%, 20% and 9% of revenues, respectively. In 2000, the Company`s three largest customers accounted for 54%, 17% and 8% of total revenues, respectively.

In 2002, 88% of the Company`s revenues were derived from commercial applications and 12% from defense related applications. In 2001, 90% of the Company`s revenues were derived from commercial applications and 10% from defense related applications. In 2000, 94% of the Company`s revenues were derived from commercial applications, and 6% from defense related applications.

Research and Development

The Company continues to perform product development under prototype manufacturing agreements with customers. The Company had no externally funded collaborative research and development agreements in fiscal years 2002, 2001 or 2000.

Availability of Raw Materials

The Company uses a variety of raw materials from numerous domestic and foreign suppliers. These materials are primarily aluminum ingots, ceramic powders and chemicals. The raw materials used by the Company are available from domestic and foreign sources and none is believed to be scarce or restricted for national security reasons.

Patents and Trade Secrets

As of December 28, 2002, the Company had 10 United States patents and one United States patent pending. The Company also has several international patents covering the same subject matter as the U.S. patents. The Company`s licensees have rights to use certain patents as defined in their respective license agreements. The Company has granted co-ownership of five of its patents and licensing rights to a joint venture company, Metals Process Systems (MPS) in exchange for its equity ownership in MPS. Under terms of the agreement, MPS has the exclusive right to use such patents in the area of metal powders and the Company has the exclusive right to use such patents in all other areas, provided, however, that MPS has granted to the Company a non-exclusive license to use the patents in the area of metal powders.

The Company intends to continue to apply for domestic and foreign patent protection in appropriate cases. In other cases, the Company believes it may be better served by reliance on trade secret protection. In all cases, the Company intends to seek protection for its technological developments to preserve its competitive position.

Backlog and Contracts

As of December 28, 2002, the Company had a product backlog of approximately $2.5 million compared with a product backlog of approximately $4.0 million at December 29, 2001. The Company shipped 72% of the year-end 2001 product backlog in 2002.

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

Employees

As of December 28, 2002, the Company had 38 full-time employees, of whom 33 were engaged in manufacturing and engineering and 5 in sales and administration. The Company also employs temporary employees as needed to support production and program requirements.

None of the Company`s employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be excellent.

Item 2. Properties.

All of the Company`s manufacturing, engineering, sales and administrative operations are located in a leased facility in Chartley, Massachusetts. The Company is operating at the Chartley facility as a tenant-at-will. The Company`s tool and die operations are located in Warwick, Rhode Island. The Company is operating at the Warwick, Rhode Island facility as a tenant-at-will. Some of the Company`s marketing activities are located in Newburyport, Massachusetts. The Company is operating at the Newburyport office as a tenant-at-will.

The Company`s rental expense for operating leases was $110 thousand, $93 thousand, and $84 thousand in 2002, 2001, and 2000 respectively.

Item 3. Legal Proceedings.

The Company is not a party to any litigation which could have a material adverse effect on the Company or its business and is not aware of any pending or threatened material litigation against the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 28, 2002.

Part II

Item 5. Market for Registrant`s Common Stock and Related Stockholder Matters

On December 28, 2002, the Company had approximately 870 shareholders. The high and low closing bid prices of the Company`s common stock for each quarter during the years ended December 28, 2002 and December 29, 2001 are shown below.

	2002		2001
	High	Low	High	Low
1st Quarter	$ 1.04	$ 0.56	$ 0.69	$ 0.38
2nd Quarter	$ 0.68	$ 0.52	$ 0.52	$ 0.25
3rd Quarter	$ 0.52	$ 0.32	$ 0.45	$ 0.30
4th Quarter	$ 0.40	$ 0.30	$ 0.65	$ 0.30

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

SELECTED CONSOLIDATED FINANCIAL DATA ($000)
For the Fiscal Year:	2002	2001	2000	1999	1998
Summary of Operations
Product Sales	$4,457	$4,438	$5,036	$4,806	$4,788
License and Royalty Revenue	37	23	9	0	737
Operating Expenses	5,241	4,934	5,331	4,723	3,722
Operating Income (Loss)	($747)	($473)	($286)	$83	$1,803
Other Income (deduction), net	$13	($7)	$92	$155	($131)
Net Income (Loss)	($734)	($480)	($194)	$238	$1,672
	=====	=====	=====	=====	=====
Net Income (Loss) Per Basic Common Share	($0.06)	($0.04)	($0.02)	$0.02	$0.16
	=====	=====	=====	=====	=====
Weighted Average Basic Number of Common Shares Outstanding	12,293	12,292	12,287	12,286	10,566
	=====	=====	=====	=====	=====
Net Income (Loss) Per Diluted Common Share	($0.06)	($0.04)	($0.02)	$0.02	$0.14
	=====	=====	=====	=====	=====
Weighted Average Diluted Number of Common Shares Outstanding	12,293	12,292	12,287	12,483	12,547
	=====	=====	=====	=====	=====
Year-End Position:

Working Capital	$580	$1,157	$1,539	$1,812	$1,782
Total Assets	1,956	2,746	3,084	3,186	2,984
Long-term Obligations	418	217	145	197	125
Stockholders Equity	$1,221	$1,955	$2,434	$2,627	$2,389

SELECTED QUARTERLY FINANCIAL DATA
	First	Second	Third	Fourth
	Fiscal	Fiscal	Fiscal	Fiscal
2002	Quarter	Quarter	Quarter	Quarter
Total revenues	$1,749	$1,471	$482	$792
Gross profit	$526	$283	($141)	($86)
Net income (loss)	$97	($63)	($362)	($406)
Net income (loss) per basic common share	$0.01	($0.01)	($0.03)	($0.03)
Net income (loss) per basic common share	$0.01	($0.01)	($0.03)	($0.03)

2001
Total revenues	$965	$846	$1,324	$1,326
Gross profit	($27)	$41	$434	$116
Net income (loss)	($335)	($204)	$205	($147)
Net income (loss) per basic common share	($0.03)	($0.02)	$0.02	($0.01)
Net income (loss) per diluted common share	($0.03)	($0.02)	$0.02	($0.01)

The Company`s results of operations fluctuate from quarter to quarter. The fluctuations are caused by various factors, primarily customer demand for the Company`s products.

Item 7. Management`s Discussion and Analysis of Financial Condition and Results of Operations

This document contains forward-looking statements, based on numerous assumptions and subject to risks and uncertainties. Although the Company believes that the forward-looking statements are reasonable, it does not and cannot give any assurance that its beliefs and expectations will prove to be correct. Many factors could significantly affect the Company`s operations and cause the Company`s actual results to be substantially different from the Company`s expectations. Those factors include, but are not limited to: (I) general economic and business conditions; (ii) customer acceptance of the Company`s products; (iii) materials and manufacturing costs; (iv) the financial condition of customers, competitors and suppliers; (v) technological developments; (vi) increased competition; (vii) changes in capital market conditions; (viii) governmental and business conditions in countries where the Company`s products are manufactured and sold; (ix) changes in trade regulations; (x) the effect of acquisition activity; (xi) changes in the Company`s plans, strategies, objectives, expectations or intentions; and (xii) other risks and uncertainties indicated from time to time in the Company`s filings with the Securities and Exchange Commission. Actual results might differ materially from results suggested by any forward-looking statements in this report. The Company does not have an obligation to publicly update any forward-looking statements, whether as a result of the receipt of new information, the occurrence of future events or otherwise.

Overview

The Company serves the wireless communications infrastructure market, high-performance microprocessor market, motor controller market, and other microelectronic markets by developing, manufacturing, and marketing advanced metal-matrix composite components to house, interconnect and thermally manage microelectronic devices. The Company`s products are always made to customers` blueprints and are used as components in systems built and sold by its customers. At any point in time the Company`s product mix will consist of some products with on-going production demand, and some products which are in the prototyping or evaluation stage at the Company`s customers. The Company`s growth is dependent upon the level of demand for those products already in production, as well as the success of the Company in achieving new "design wins" for future products.

As a manufacturer of highly technical and custom products, the Company incurs fixed costs needed to support the business, but which do not vary significantly with changes in sales volume. These costs include the fixed costs of applications engineering, tooling design and fabrication, process engineering, etc. Accordingly, particularly given the Company`s current size, changes in sales volume generally result in even greater changes in financial performance on a percentage basis as fixed costs are spread over a larger or smaller base. Sales volume is therefore a key financial metric used by management.

In 2002, the Company experienced significantly increased month-to month volatility in terms of demand compared to 2001. Generally customers placed orders covering a shorter period of time than they have in previous years. Management`s perception is that, in general, our customers purchased more product in the first half of 2002 than they actually needed, and their second half purchases were at a level below their underlying demand as they consumed the excess inventories purchased in the first half of the year. A near-term management challenge is to determine underlying demand in the current environment where customers generally do not give forecasts, and where orders cover only a short period of time. Management believes we have adjusted the labor force and other variable costs of the Company to match the near-term underlying demand, but there can be no assurance this is the case.

Management believes the underlying demand for thermal management solutions is growing as the marketplace demands both integrated circuits and electronics systems with higher speed and higher performance. Management believes that the Company is well positioned to offer its solutions to current and new customers as these demands grow. In 2002, the Company`s top four customers accounted for 72% of revenue, but the remaining 28% of revenue was derived from more than 30 other customers, many of which bought prototypes in 2002 for evaluation in systems that they will introduce into the market in the future.

Application of Critical Accounting Policies

Management prepares the consolidated financial statements of the Company in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company`s significant accounting policies are presented within Note 2 to the consolidated financial statements; the significant accounting policies which management believes are most critical to aid in fully understanding and evaluating or reported financial results include the following:

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

The Company follows a build to order business model; we only manufacture product to ship against specific purchase orders. In addition, 100% of the Company`s products are custom, meaning they are produced to a customer`s blueprint and generally cannot be used for any other purpose. The level of inventory fluctuates for several reasons. Some customers place a blanket purchase order and then request that the Company maintain certain inventory levels so the Company can ship immediately upon receiving a shipment release from them. In other cases to more efficiently schedule production resources the Company may deliberately produce product for which the customers` shipment dates are in the future.

In determining inventory value the Company uses the first-in, first-out method and states inventory at the lower of cost or market. As a result of the fact that the Company`s inventory is customer specific, if a customer order is cancelled it is likely that the Company would be unable to sell inventory manufactured to meet that order to another customer. The value of the Company`s work in process and finished goods is based on the assumption that specific customers will take delivery of specific items of inventory.

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

Results of Operations

Revenue in 2002 of $4.5 million increased very slightly, less than 1%, over 2001 revenue of $4.5 million. There were no significant changes in product mix; revenue from some customers declined and was offset by increased revenue from other customers.

There was significant quarter-to-quarter volatility in demand: revenue in Q1 2002 was $1.749 million, revenue in Q3 2002 was $482 thousand. Management`s perception is that, in general, our customers purchased more product in the first half of 2002 than they actually needed, and their second half purchases were at a level below their underlying demand as they consumed the excess inventories purchased in the first half of the year

Revenue in 2001 of $4.5 million was down 12% from 2000 revenue of $5.0 million due primarily to reduced demand from a large customer.

Operating Costs

Total operating costs were $5.2 million, $4.9 million and $5.3 million for the fiscal years 2002, 2001 and 2000 respectively.

Operating costs increased in 2002 compared to 2001 by $307 thousand or 6%. The difference primarily results from year-end 2002 inventory valuation adjustments. In December 2002, management wrote-off inventory which had been valued at $197 thousand, and in addition established a reserve of $132 thousand for inventory for which future demand is very uncertain.

Operating costs declined in 2001 compared to 2000 by $397 thousand or 7%, primarily as a result of lower sales volume.

Cost of sales for years 2002, 2001 and 2000 were $4.0 million, $3.9 million and $4.3 million, respectively. The increase in cost of sales of $60 thousand or 1.5% in 2002 versus 2001 is attributable primarily to the inventory valuation adjustments described above.

The 10% decrease in cost of sales in 2001 versus 2000 is attributable primarily to reduced raw material costs.

Gross margins on product revenue for years 2002, 2001 and 2000 were 11% 12% and 14% respectively. In 2002, the Company achieved higher gross margins on its product sales, however, inventory valuation adjustments of $329,000 resulted in a decrease in overall gross margin from 12% in 2001 to 11% in 2002.

The decline in gross margins in 2001 compared to 2000 results primarily from fixed costs being spread over lower revenue.

Selling, general and administrative (SG&A) expenses for years 2002, 2001 and 2000 were $1.3 million, $1.0 million, and $1.0 million respectively. The increase in SG&A expenses in 2002 compared to 2001 results primarily from increased personnel in the sales and marketing function as well as increased commissions paid to the Company`s representative in Europe.

SG&A expenses were flat for years 2001 and 2000 as a result of tight cost controls.

Other Income and Expense, Net

The Company had net other income (expense) of $13 thousand, ($7) thousand, $92 thousand for the years 2002, 2001 and 2000, respectively. The increase in net other income in 2002 compared to 2001 is attributable primarily to resolution with a customer of the status of a payment made for tooling charges for which the Company was reimbursed. The decrease in net other income from 2000 to 2001 is primarily due to lower gains on the sales of obsolete equipment and lower interest income due to lower cash balances.

Income Taxes

The Company provided for no income tax expense for 2002, 2001 and 2000. The Company paid no income tax in 2002, 2001 or 2000 due to its net operating losses.

Certain provisions of the Internal Revenue Code limit the annual utilization of net operating loss carryforwards if, over a three-year period, a greater than 50% change in ownership occurs. The Company believes that it did not exceed the 50% ownership change in the three-year period ending December 28, 2002; therefore, at December 28, 2002 all net operating loss carryforwards are available to offset future taxable income.

Liquidity and Capital Resources

Cash on hand of $151 thousand at year-end 2002 reflects a decrease of $149 thousand from cash on hand of $300 thousand at year-end 2001. In 2002, the Company`s net loss was primarily funded by reduction in cash balances and overall working capital balances.

In 2002 operations generated cash of $45 thousand, financing activities, namely principal payments of capital lease obligations, consumed net cash of $57 thousand, and investing activities, namely purchases of capital equipment, consumed net cash of $136 thousand.

To conserve cash, management reduced employment in the Company, primarily in the manufacturing area, in 2002 when demand declined at the beginning of the third quarter. Management also controlled spending tightly. Other than capital equipment leases, the Company has no debt and no debt servicing costs. Management believes it has the ability to further reduce costs in the Company, including further personnel reductions, if necessary.

Management believes that cash flows from operations and existing cash balances will be sufficient to fund the Company`s cash requirements for the foreseeable future. However, there is no assurance that the Company will be able to generate sufficient revenues or reduce certain discretionary spending in the event that planned operational goals are not met such that the Company will be able to meet its obligations as they become due.

In 2002, 2001 and 2000 the Company financed its operations through funds generated from operations, sales of fixed assets and consumption of available cash balances.

On March 26, 2003, the President of the Company executed a line of credit agreement with the Company for $200,000. This line of credit bears interest at a rate of 1.5% above prime and all principal and interest are payable by the Company in January 2004.

Contractual Obligations

The Company`s contractual obligations at year-end 2002 consist of the following:
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations, including interest	$443,954	$106,408	$221,768	$116,778	None

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Newly Issued Accounting Pronouncements and Future Accounting Changes

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of SFAS No. 143 will be required to be adopted by the Company in 2003. This statement will not have a material impact on the Company`s financial position, results of operations or cash flows.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. This statement will not have a material impact on the Company`s financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred. The adoption of the provisions of SFAS No. 146 will impact the measurement and timing of costs associated with any exit and disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation: Transition and Disclosure", which amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not expect the adoption of this statement to have a material impact on the Company`s financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

Inflation

Inflation had no material effect on the results of operations or financial condition during 2002, 2001 or 2000. There can be no assurance; however, that inflation will not affect the Company`s operations or business in the future.

Certain Factors That May Affect Future Results

The Company is heavily dependent on the electronics industry and changes in the industry could harm the Company`s business and operating results.

The electronics industry is subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. In particular, many sectors of the electronics industry are currently experiencing the effects of a downturn in economic conditions. This downturn is leading to reduced demand for the products provided by component suppliers like the Company. These changes in demand and in economic conditions have resulted and may continue to result in customer cancellation or rescheduling of orders, which could affect the Company`s results of operations. In addition, a protracted general recession in the electronics industry could have a material adverse effect on the Company`s business, financial condition and results of operations.

The Company`s operating results may fluctuate substantially, which may cause its stock price to fall.

The Company`s quarterly and annual results of operations have varied in the past, and the Company`s operating results may vary significantly in the future due to a number of factors including, but not limited to, the following: timing of orders from major customers; mix of products and services; pricing and other competitive pressures; delays in prototype shipments, economic conditions in the electronics industry, and the Company`s ability to time expenditures in anticipation of future revenues.

Some executive officers and key personnel are critical to the Company`s business and these key personnel may not remain with the Company in the future.

The Company`s success depends upon the continued service of some executive officers and other key personnel. The Company`s employees are not bound by employment agreements, and there can be no assurance that the Company will retain its officers and key employees.

The Company may need additional capital in the future, which may not be available.

If the Company`s capital resources are insufficient to meet future capital requirements, the Company will have to raise additional funds. The sale of equity or convertible debt securities in the future may be dilutive to the Company`s shareholders. If the Company is unable to obtain adequate funds on reasonable terms, the Company may be required to curtail operations significantly or to obtain funds by entering into financing agreements on unattractive terms.

The Company`s operating results are subject to fluctuations.

The Company has historically experienced significant fluctuations in its quarterly operating results and anticipates such fluctuations in the future. The Company`s quarterly revenues and operating results depend on the volume and timing of orders which are difficult to forecast.

The trading price of the Company`s common stock may be volatile.

The trading prices of the Company`s common stock has been and could in the future be subject to significant fluctuations in response to variations in quarterly operating results, developments in the electronics industry, changes in general economic conditions and economic conditions in the electronics industry, and other factors. In addition, the stock market in recent years has experienced significant price and volume fluctuations which have affected the market prices of technology companies and which have been unrelated to or disproportionately impacted by the operating performance of those companies. These broad market fluctuations may cause the market price of the Company`s common stock to decline.

Item 7.a. Quantitative and Qualitative Disclosure about Market Risk

The Company is not significantly exposed to the impact of interest rate changes and foreign currency fluctuations. The Company has not used derivative financial instruments.

Item 8. Financial Statements and Supplementary Data

See Index to the Company`s Financial Statements and the accompanying financial statements and notes which are filed as part of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In November 2002, the Company decided to replace PricewaterhouseCoopers LLP with Sansiveri, Kimball & McNamee, LLP as its independent public accountants to audit the Company`s consolidated financial statements for the year ended December 28, 2002. The decision to change independent public accountants was approved by the Company`s Board of Directors.

In connection with the audits for the years ended December 29, 2001 and December 30, 2000, and through the date of the change of accountants, there were no disagreements with PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction would have caused them to make reference in connection with their opinion on the subject matter of the disagreements.

The report of PricewaterhouseCoopers LLP on the Company`s consolidated financial statements for the years ended December 29, 2001 and December 30, 2000 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

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

The directors and executive officers of the Company as of December 28, 2002 are listed below. Mr. Michael Bernique resigned from the Company`s Board of Directors effective January 21, 2003.
Name	Age	Position
Grant C. Bennett	48	President, Chief Executive Officer, Treasurer and Director
Michael Bernique	59	Director
H. Kent Bowen	61	Director
Francis J. Hughes, Jr.	52	Director

Mr. Grant C. Bennett has held the positions of President, Chief Executive Officer and Director of the Company since September, 1992. Prior to that time, he served as Vice President-Marketing and Sales of the Company from November, 1985 to September, 1992. Before joining CPS, Mr. Bennett was a consultant at Bain & Company, a Boston-based management consulting firm.

Mr. Michael Bernique is currently President and CEO of TelOptica, a network optimization and professional services firm. He served as President, Satellite Data Networks Group of General Instrument Corporation from 1996 to 1998, as Senior Vice President, North American Sales and Vice President and General Manager, Transmission Products Division of DSC Communications from 1989 to 1996, and in a variety of positions with Motorola from 1985 to 1989, including Vice President Domestic Operations, Cellular Infrastructure. Mr. Bernique was elected to the Company`s Board of Directors in 1999. Mr. Bernique is also Chairman of the Board of Directors of RF Monolithics, Inc. Mr. Michael Bernique resigned from the Company`s Board of Directors effective January 21, 2003.

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

Item 11. Executive Compensation

The following table sets forth certain information with respect to the annual and long-term compensation of the Company`s Chief Executive Officer for the three fiscal years ended December 28, 2002. No other executive officer of the Company during these years received total annual salary and bonus in excess of $100,000.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
Name & Position	Year	Salary	Bo-nus	Other Com-pensa-tion	Options / SARs	LTIP Pay-outs	All Other Compensa-tion
Grant C. Bennett	2002	$103,491	$0	$0	$0	$0	$0
President & Chief	2001	$128,915	$0	$0	$0	$0	$0
Executive Officer	2000	$127,341	$0	$0	$0	$0	$0

The Company`s President and Chief Executive Officer did not receive option grants during year 2002. During fiscal year 2002 no options were exercised by him, and at the end of fiscal year 2002 no options were held by him.

Directors` Fees

The Company adopted the 1992 Director Stock Option Plan ("1992 Director Plan") on February 20, 1992. As of December 28, 2002 options to purchase 7,000 shares of Common Stock were outstanding under the 1992 Director Plan. No grants were made under this plan in 2002, 2001, 2000, 1999 or 1998. The 1992 Director Plan expired on April 16, 1998 and no new grants are available under it.

The Company adopted the 1999 Stock Incentive Plan ("1999 Plan") on January 22, 1999. Under the terms of the 1999 Plan, all of the Company`s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock awards, or other stock-based awards. In 2002, options to purchase 16,000 shares of the Company`s Common Stock were granted to a director under the 1999 Plan. All options granted are nonstatutory stock options granted at the fair market value of the stock, are exercisable one year from the date of grant, and expire ten years from the date of grant. The 1999 Plan includes provisions for the acceleration of vesting in the event of a change in control of the Company.

Outside directors may receive expense reimbursements for attending board and committee meetings. Directors who are officers or employees of the Company do not receive any additional compensation for their services as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of December 28, 2002, with respect to the beneficial ownership of the Company`s Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each Director of the Company, (iii) each Executive Officer of the Company named above in the Summary Compensation Table, and (iv) all Directors and Officers as a group:
Name and Address of Beneficial Owner	Common Stock Beneficially Owned	Notes (1)	Percentage of Shares of Common Stock Outstanding
ARD Master, L.P. 30 Federal Street Boston, MA 02110-2508	2,184,789	(2)	17.7%
Waco Partners c/o Wechsler & Co., Inc. 105 South Bedford Road, Suite 30 Mt. Kisco, NY 10549	1,669,980		13.6%
DIRECTORS AND OFFICERS:
Grant C. Bennett Director & Officer	1,612,331		13.1%
Michael Bernique Director	24,000	(3)	*
H. Kent Bowen Director	32,000	(4)	*
Francis J. Hughes, Jr. Director	2,221,289	(5)	18.0%
	--------------		--------------
All directors and officers as a group (four persons)	3,889,620	(6)	31.1%
	========		========

*Less than 1% of the total number of outstanding shares of Common Stock.

1. The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, each stockholder referred to above has sole voting and investment power respect to the shares listed.

2. Total of 2,189,789 shares consists of 2,184,789 shares owned by ARD Master L.P., Excludes options to purchase 36,500 shares of common stock held by Mr. Hughes which are exercisable within 60 days after March 3, 2003.

3. Consists of options to purchase 24,000 shares of common stock exercisable within 60 days after March 3, 2003.

4. Consists of options to purchase 32,000 shares of common stock exercisable within 60 days after March 3, 2003.

5. Consists of shares described in Footnote 2 above owned by ARD Master, L.P., and options to purchase 36,500 shares of common stock held by Mr. Hughes which are exercisable within 60 days after March 3, 2003.

6. Consists of all shares and options to purchase shares described in Footnotes 3,4 and 5 above, and shares owned by Grant C. Bennett listed in above table.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Within 90 days of the filing of this report, the principal executive officer and principal financial officer of the Company, under the supervision and with the participation of the Company`s management, have evaluated the disclosure controls and procedures of the Company as defined in Exchange Act Rule 13(a)-14(c) and have determined that such controls and procedures are effective.

(b) Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company`s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to in the paragraph above.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Documents filed as part of this Form 10-K.

1.a Financial Statements

The financial statements filed as part of this Form 10-K are listed on the Index to Consolidated Financial Statements of this Form 10-K.

1.b Financial Statement Schedules:

Schedule II Valuation and Qualifying Account for the three years in the period ended December 28, 2002.

2.a. Exhibits

The exhibits to this Form 10-K are listed on the Exhibit Index of this Form 10-K.

2.b. Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CERAMICS PROCESS SYSTEMS CORPORATION
By:	/s/ Grant C. Bennett President March 26, 2003

Pursuant to the Requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Grant C. Bennett	President, Treasurer and Director (Principal Executive Officer)	March 26, 2003
Grant C. Bennett

/s/ H. Kent Bowen	Director	March 26, 2003
H. Kent Bowen

/s/ Francis J. Hughes, Jr.	Director	March 26, 2003
Francis J. Hughes

CERAMICS PROCESS SYSTEMS CORPORATION
EXHIBIT INDEX
Exhibit No.	Description
3.1*	Restated Certificate of Incorporation of the Company, as amended, is incorporated herein by reference to Exhibit 3 to the Company`s Registration Statement on Form 8-A (File No. 0-16088)
3.2*	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3.2 to the Company`s Registration Statement on Form S-1 (File No. 33-14616)(the `1987 S-1Registration Statement`)
4.1*	Specimen certificate for shares of Common Stock of the Company is incorporated herein by reference to Exhibit 4 to the 1987 S-1 Registration Statement
4.2*	Description of Capital Stock contained in the Restated Certificate of Incorporation of the Company, as amended, filed as Exhibit 3.1
10.1* (1)	1984 Stock Option Plan of the Company, as amended, is incorporated herein by reference to Exhibit 10(b) to the Company`s Annual Report on Form 10-K for the year ended December 31, 1988
10.2* (1)	1989 Stock Option Plan of the Company, is incorporated by reference to Exhibit 10.6 to the Company`s 1989 S-1 Registration Statement
10.3* (1)	1992 Director Stock Option Plan is incorporated by reference to Exhibit 10.5 to the Company`s Annual Report on Form 10-K for the fiscal year ended December 28, 1991
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

10.19*	Secured Line of Credit Note Due June 30, 1996 and related Security Agreement between the Company and Kilburn Isotronics, Inc.
10.21*	1999 Stock Incentive Plan adopted by the Company`s Board of Directors on January 22, 1999
21*	Subsidiaries of the Registrant are incorporated herein by reference to Exhibit 22 to the Company`s Annual Report on Form 10-K for the year ended December 31, 1988
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of Sansiveri, Kimball & McNamee LLP

* Incorporated herein by reference.

(1) Management Contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OF
CERAMICS PROCESS SYSTEMS CORPORATION

All schedules, other than Schedule II, are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

INDEPENDENT AUDITORS` REPORT

To the Board of Directors and Stockholders of

Ceramics Process Systems Corporation:

We have audited the accompanying consolidated balance sheet of Ceramics Process Systems Corporation and subsidiary as of December 28, 2002 and the related consolidated statements of operations, stockholders` equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company`s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit. The consolidated financial statements of Ceramics Process Systems Corporation and subsidiary as of December 29, 2001 and for the years ended December 29, 2001 and December 30, 2000 were audited by other auditors whose report dated March 1, 2002 expressed an unqualified opinion.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements for the year ended December 28, 2002 present fairly, in all material respects, the financial position of Ceramics Process Systems Corporation and subsidiary as of December 28, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the December 28, 2002 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Sansiveri, Kimball & McNamee, L.L.P.

Providence, Rhode Island

March 3, 2003, except for Note 14, as to which

the date is March 26, 2003

To the Board of Directors and Shareholders of Ceramics Process Systems Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Ceramics Process Systems and its subsidiaries at December 29, 2001 and the result of their operations and their cash flows for each of the two years in the period ended December 29, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company`s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers L.L.P.

Boston, Massachusetts

March 1, 2002

CERAMICS PROCESS SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 28,	December 29,
	2002	2001
ASSETS

Current assets:
Cash and cash equivalents	$ 150,772	$ 299,746
Accounts receivable trade, net of allowance for doubtful accounts of approximately $24,200 in 2002 and $12,600 in 2001.	391,266	784,640
Inventories	346,747	627,869
Prepaid expenses	8,716	19,312
	-------------	-------------
Total current assets	897,501	1,731,567

Property and equipment:
Production equipment	2,595,708	2,201,465
Furniture and office equipment	197,311	191,270
Accumulated depreciation and amortization	(1,734,516)	(1,378,060)
	-------------	-------------
Property and equipment, net	1,058,503	1,014,675
	-------------	-------------
Total Assets	$1,956,004	$2,746,242
	=======	=======

The accompanying notes are an integral part of the Consolidated financial Statements.

CERAMICS PROCESS SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 28,	December 29,
LIABILITIES AND STOCKHOLDERS`	2002	2001
EQUITY

Current liabilities:
Accounts payable	$ 134,610	$ 408,023
Accrued expenses	112,909	116,595
Current portion of obligations
under capital leases	70,135	39,958
	-------------	-------------
Total current liabilities	317,654	564,576

Deferred revenue	133,884	133,884
Obligations under capital
leases, less current portion	283,676	92,840
	-------------	-------------
Total liabilities	735,214	791,300
	-------------	-------------
Stockholders` Equity:
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 12,316,092 shares
at December 28, 2002
and 12,315,221 at
December 29, 2001	123,161	123,152

Additional paid-in capital	32,657,584	32,657,436

Accumulated deficit	(31,499,120)	(30,764,811)

Less treasury stock, at cost,
22,883 common shares	(60,835)	(60,835)
	-------------	-------------
Total stockholders` equity	1,220,790	1,954,942
	-------------	-------------
Total liabilities and stockholders`
equity	$1,956,004	$2,746,242
	=======	=======

The accompanying notes are an integral part of the Consolidated Financial Statements.

CERAMICS PROCESS SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 28,	December 29,	December 30,
	2002	2001	2000
Revenues:
Product sales	$4,456,983	$4,438,624	$5,035,743
License and royalty revenue	36,917	22,994	9,344
	------------	------------	------------
Total Revenues	$4,493,900	$4,461,618	$5,045,087

Operating expenses:
Cost of product sales	3,957,599	3,897,657	4,329,673
Selling, general, and
administrative	1,283,796	1,036,616	1,001,539
	------------	------------	------------
Total operating expenses	5,241,395	4,934,273	5,331,212
	------------	------------	------------
Loss from operations	(747,495)	(472,655)	(286,125)

Other income (expense), net	13,186	(6,854)	92,213
	------------	------------	------------
Net loss	$ (734,309)	$ (479,509)	$ (193,912)
	=======	=======	=======
Net loss per
basic common share	$ (0.06)	$ (0.04)	$ (0.02)
	------------	------------	------------

Weighted average number of
basic common shares
outstanding	12,292,716	12,291,528	12,287,469
	=======	=======	=======
Net loss per
diluted common share	$ (0.06)	$ (0.04)	$ (0.02)
	------------	------------	------------
Weighted average number of
diluted common shares
outstanding	12,292,716	12,291,528	12,287,469
	=======	=======	=======

The accompanying notes are an integral part of the Consolidated Financial Statements.

CERAMICS PROCESS SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS` EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 28, 2002, DECEMBER 29, 2001
AND DECEMBER 30, 2000

Common stock					Stock-
		Additional			holders`
Number	Par	Paid-in	Accumulated	Treasury	equity
of shares	Value	capital	deficit	stock	(deficit)

Balance at January 1, 2000
12,308,852	$123,089	$32,656,353	$(30,091,390)	$(60,835)	$2,627,217

Issuance of common stock pursuant to exercise of stock options
1,500	15	255	--	--	270

Net loss
--	--	--	(193,912)	--	(193,912)

Balance at December 30, 2000
12,310,352	123,104	32,656,608	(30,285,302)	(60,835)	2,433,575

Issuance of common stock pursuant to exercise of stock options
4,869	48	828	--	--	876

Net loss
--	--	--	(479,509)	--	(479,509)

Balance December 29, 2001
12,315,221	123,152	32,657,436	(30,764,811)	(60,835)	1,954,942

Issuance of common stock pursuant to exercise of stock options
871	9	148			157

Net loss
--	--	--	(734,309)	--	(734,309)

Balance at December 28, 2002
12,316,092	$123,161	$32,657,584	$(31,499,120)	$(60,835)	$1,220,790
=========	=========	=========	=========	=========	=========

The accompanying notes are an integral part of the Consolidated Financial Statements.

CERAMICS PROCESS SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years ended
	December 28,	December 29,	December 30,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$ (734,309)	$ (479,509)	$ (193,912)
Adjustments to reconcile net
loss to net cash provided (used) in
operating activities:
Depreciation & amortization	371,097	351,715	314,709
Provision for inventory write-down	328,919
Gain on disposal of equipment		(8,934)	(24,581)
Loss on write-off of non-trade
receivable			15,000
Bad debt expense	20,000
Changes in assets and liabilities:
Accounts receivable trade	373,374	15,583	(412,653)
Inventories	(47,797)	(60,737)	(259,784)
Prepaid expenses	10,596	(14,170)	25,051
Accrued interest on investments			6,672
Accounts payable	(273,413)	108,367	156,989
Accrued expenses	(3,686)	(27,845)	(12,860)
	---------	---------	---------
Net cash provided (used) by	$ 44,781	$ (115,530)	$ (385,369)
operating activities	---------	---------	---------

Cash flows from investing activities:
Proceeds from sale of assets		8,934	134,115
Additions to property and equipment	(136,792)	(201,263)	(357,815)
Sale of marketable securities			300,000
	---------	---------	---------
Net cash provided (used) by
investing activities	$ (136,792)	$ (192,329)	$ 76,300
	---------	---------	---------
Cash flows from financing activities:
Payment of capital lease obligations	(57,120)	(65,662)	(52,332)
Proceeds from issuance of common
stock	157	876	270
	---------	---------	---------
Net cash used by
financing activities	$ (56,963)	$ (64,786)	$ (52,062)
	---------	---------	---------
Net decrease in cash and cash equivalents	(148,974)	(372,645)	(361,131)
Cash and cash equivalents at beginning of the year	299,746	672,391	1,033,522
	---------	---------	---------
Cash and cash equivalents at end of the year	$ 150,772	$ 299,746	$ 672,391
	======	======	======

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

  The Company has an accumulated deficit of approximately $31.5 million at December 28, 2002 and incurred a net loss for fiscal year 2002 of $734,309. Management believes that cash flows from operations and existing cash balances will be sufficient to find the Company`s cash requirements for the foreseeable future. However, there is no assurance that the Company will be able to generate sufficient revenues or reduce certain discretionary spending in the event that planned operations goals are not met, such that the Company will be able to meet its obligations as they become due. As discussed more fully in Note 14, in March 2003, the Company entered into a line of credit agreement with an officer of the Company, with maximum available borrowings of $200,000. Such agreement will provide the Company with the availability of additional debt financing.

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

(2)(c) Accounts Receivable

The Company reports it accounts receivable at cost less an allowance for doubtful accounts. The Company`s management provides appropriate provisions for uncollectible accounts based upon factors surrounding the credit risk and activity of specific customers, historical trends, economic conditions and other information. Adjustments to the allowance are charged to operations in the period in which information becomes available that may affect the allowance.

(2)(d) Inventories

Inventories are stated at the lower of cost, as determined under the first-in, first-out method (FIFO), or market. The reserve for obsolete inventories is based on factors regarding the sales and usage of such inventories, including inventories manufactured for specific customers.

(2)(e) Property and Equipment

Property and equipment are stated at cost. Depreciation of equipment is calculated on a straight-line basis over the estimated useful life, generally five years for production equipment and three years for computer equipment. Amortization of equipment under capital leases is calculated on a straight-line basis over the life of the lease. Maintenance and repairs are charged to expenses as incurred. Upon retirement or sale, the cost and related accumulated depreciation or amortization are removed from their respective accounts. Any gains or losses are included in the results of operations in the period in which they occur.

(2)(f) Revenue Recognition

The Company recognizes product revenue from product sales at the time of shipment and passage of title. Revenue related to license agreements is recognized upon receipt of the license payment or over the license period, if the Company has continuing obligations under the agreement. Advance payments in excess of revenue recognized are recorded as deferred revenue.

(2)(g) Research and Development Costs

The Company continues to perform product development under prototype manufacturing agreements with customers. In fiscal 2002, 2001 and 2000 the Company did not incur any costs for research and development and did not perform any externally funded research and development programs. In prior periods research and development costs were charged to expense as incurred.

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

(2)(i) Net Loss Per Common Share

Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is calculated by dividing net loss by the sum of the weighted average number of common shares plus additional common shares that would have been outstanding if potential dilutive common shares had been issued for granted stock option and stock purchase rights. Common stock equivalents are excluded from the diluted calculations if a net loss is incurred as they would be anti-dilutive.

(2)(j) Comprehensive Income

The Company has no items of comprehensive income, and therefore net income is equal to comprehensive income.

(2)(k) Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of SFAS No. 143 will be required to be adopted by the Company in 2003. Management of the Company does not believe this statement will not have a material impact on the Company`s financial position, results of operations or cash flows.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. Management of the Company does not believe this statement will have a material impact on the Company`s financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred. the adoption of the provisions of SFAS No. 146 will impact the measurement and timing of costs associated with any exit and disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation: Transition and Disclosure", which amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not expect the adoption of this statement to have a material impact on the Company`s financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

(2)(l) Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates made by the Company`s management include the allowance for doubtful accounts receivable and the reserve for obsolete inventories. Such estimates are adjusted by management periodically as a result of existing or anticipated economic changes which effect, or may effect, the Company`s consolidated financial statements. Actual results could differ from these estimates.

(2)(m) Risks and Uncertainties

The Company manufactures its products to customer specifications and a significant portion of the Company`s revenues have historically been generated from four customers. Financial instruments which potentially subject the Company to concentrations of credit risk consist of trade and other accounts receivable. The Company has not incurred significant losses on its accounts receivable in the past.

(2)(n) Fiscal Year-End

The Company`s fiscal year end is the last Saturday in December or the first Saturday in January, which results in a 52- or 53-week year. Fiscal years 2002, 2001 and 2000 consisted of 52 weeks.

(2)(o) Stock-Based Compensation Plans

The Company has adopted the disclosure requirements of Statements of Financial Accounting Standards (SFAS) No.123, `Accounting for Stock-Based Compensation`. The Company continues to recognize compensation costs using the intrinsic value based method described in Accounting Principles Board Opinion No. 25, `Accounting for Stock Issued to Employees`. No stock-based compensation costs were recognized in 2002, 2001 and 2000.

(3) Inventories

As of December 28, 2002 and December 29, 2001, inventories consisted of the following:
	December 28,	December 29,
	2002	2001

Raw materials	$ 19,132	$ 36,179
Work in process	126,159	220,497
Finished Goods	333,456	371,193
	-------------	-------------
Subtotal	$ 478,747	$ 627,869
Reserve for obsolete inventories	(132,000)	--
	-------------	-------------
Inventories, net	$ 346,747	$ 627,869
	=======	=======

During the year ended December 28, 2002, the Company wrote-off or reserved for inventory deemed to be excess or obsolete of approximately $329,000. Such amount includes the establishment of a reserve for obsolete inventories of $132,000.

(4) Leases

At December 28, 2002, the Company had production equipment with a cost of $403,769 and accumulated amortization of $62,505 under capital leases. At December 29, 2001 the Company had production equipment with a cost of $260,797 and accumulated amortization of $93,659 under capital leases.

Future payments required under capital lease obligations are as follows at
December 28, 2002:
Year	Future Payments
2003	$106,408
2004	121,992
2005	99,776
2006	65,808
2007	50,970
-------------
Total future minimum lease payments	443,846
Less amount representing interest	91,143
-------------
Present value of net future lease payments	353,811
Less current portion	70,135
-------------
Long-term obligation under capital leases	$283,676
=======

The Company operates as a tenant-at-will in three locations. Total rental expense for operating leases was $109,538, $93,223 and $84,300 for fiscal years 2002, 2001 and 2000, respectively.

(5) Stock-Based Compensation Plans

In 2002, a Company employee exercised options for 871 shares of common stock with a market price of $0.18. In 2001 Company employees exercised options for 4,869 shares of common stock with market prices between $0.40 and $0.44. In 2000 Company employees exercised options for 1,500 shares of common stock with market prices between $1.44 and $3.75.

In 2002, the Company granted 16,000 options at a fair market value of $0.58 under the 1999 Stock Incentive Plan. In 2001, the Company granted 274,750 options at fair market values of $0.30 to $0.60 under the 1999 Stock Incentive Plan. In 2000 the Company granted 172,250 options at fair market values between $0.84 and $1.37 under the 1999 Stock Incentive Plan. As of December 28, 2002, the total number of options outstanding under all option plans was 880,513.

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

Under the 1999 Plan a total of 1,250,000 shares of common stock is available for issuance, of which 657,600 shares remain available for grant as of December 28, 2002.

As of December 28, 2002, the 1999 Plan is the only stock option plan from which awards can be made as all other options plans have expired. The 1989 Stock Option Plan expired on February 22, 1999 and no additional grants can be made from this plan. The 1992 Director Stock Option Plan expired on April 16, 1998 and no additional grants can be made from this plan. A total of 281,113 options granted under the 1989 and 1992 Plans prior to their expiration dates were outstanding as of December 28, 2002.

The following is a summary of stock option activity for all of the above plans for the fiscal years 2002, 2001 and 2000.
	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year
	1,015,484	$ 0.80	783,987	$ 0.98	632,853	$ 0.92
Granted at fair market value
	16,000	$ 0.58	274,750	$ 0.35	172,250	$ 1.20
Exercised	(871)	$ 0.18	(4,869)	$ 0.18	(1,500)	$ 0.18
Cancelled	(150,100)	$ 1.14	(38,384)	$ 1.21	(19,616)	$ 1.19
	-----	-----	-----	-----	-----	-----
Outstanding at end of year
	880,513	$ 0.74	1,015,484	$ 0.80	783,987	$ 0.98
	======	======	======	======	======	======
Options exercisable at year-end
	568,330	$ 0.76	471,433	$ 0.85	372,087	$ 0.76
	======	======	======	======	======	======

The following table summarizes information about stock options outstanding at
December 28, 2002:
	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.18	196,113	3.3	$ 0.18	196,113	$ 0.18
0.30-0.84	252,350	8.6	$ 0.37	89,017	$ 0.41
1.00-1.50	388,050	6.8	$ 1.11	248,800	$ 1.15
1.53-2.88	44,000	5.4	$ 2.13	34,400	$ 2.14
	-----------			-----------
$0.18-$2.88	880,513	6.5	$ 0.74	568,330	$ 0.76
=========	======	===	=====	======	=====

The fair value of each option grant under SFAS 123 is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents the annualized weighted average values of the significant assumptions used to estimate the fair values of the options:
	2002	2001	2000
Options issued	16,000	274,750	167,500
Risk-free interest rate	5.04%	4.61%	6.25%
Expected life in years	7	7	7
Expected volatility	176%	98%	86%
Expected dividends	0	0	0

All options are granted at the fair market value on the date of grant.

Had compensation cost for the Company`s employee stock option plans been recorded based on the fair value of awards at grant date consistent with the alternative method prescribed by SFAS 123, the Company`s pro forma net loss for 2002, 2001 and 2000 would have been $(833,217), $(585,155), and $(260,638) respectively. Income (loss) per share for 2002, 2001 and 2000 would have been ($0.07), ($0.05) and ($0.02), respectively. The pro forma amounts include amortized fair values attributable to options granted after December 15, 1994 only and therefore, are not likely to be representative of the effects on reported net income for future years.

(6) Accrued Expenses

Accrued expenses consist of the following:
	December 28,	December 29,
	2002	2001
Accrued legal and
accounting	$ 33,500	$ 39,998
Accrued payroll	60,566	61,290
Accrued other	18,843	15,307
	-------------	-------------
	$ 112,909	$ 116,595
	=======	=======

(7) Income Taxes

Deferred tax assets (liabilities) as of December 28, 2002 and December 29, 2001 are as follows:
	December 28, 2002	December 29, 2001
Net operating loss carryforwards	$ 10,012,660	$ 10,706,513
Credit carryforwards	121,723	373,306
Accrued expenses and deferred revenue	45,520	114,504
Depreciation	(116,015)	(102,415)
Reserve for obsolete inventory	44,880
	-----------------	-----------------
Total gross deferred tax asset	10,108,768	11,091,908
Valuation allowance	(10,108,768)	(11,091,908)
	-----------------	-----------------
Net deferred tax asset	$ -	$ -
	=========	=========

Due to the uncertainty related to the realization of the net deferred tax asset, a full valuation allowance has been provided. At December 28, 2002, the Company had net operating loss carryforwards of approximately $29 million available to offset future income for U.S. Federal income tax purposes, and $1.2 million for state income tax purposes. These operating loss carryforwards expire at various dates from the years 2003 through 2022 for federal income tax purposes, and through 2007 for state income tax purposes.

Income tax (benefit) expense different from the amounts computer by applying the U.S. federal income tax rate of 34 percent to pretax income as a result of the following:
Years Ended
	December 28, 2002	December 29, 2001	December 30, 2000
Benefit at statutory rate	$ (249,600)	$ (163,000)	$ (65,000)
State tax benefit net of federal tax benefit	(18,000)	(12,000)	(4,800)
Valuation allowance	267,600	175,000	69,800
	-----------	-----------	----------
Total	--	--	--
	======	======	=====

Certain provisions of the Internal Revenue Code limit the annual utilization of net operating loss carryforwards if, over a three-year period, a greater than 50% change in ownership occurs. The Company believes that it did not exceed the 50% ownership change in the three-year period ending at year-end 2002 therefore as of year-end 2002 all net operating loss carryforwards are available to offset future taxable income.

(10) Retirement Savings Plan

Effective September 1, 1987, the Company established the Retirement Savings Plan (the `Plan`) under the provisions of Section 401 of the Internal Revenue Code. Employees, as defined in the Plan, are eligible to participate in the Plan after 30 days of employment. Under the terms of the Plan, the Company may match employee contributions under such method as described in the Plan and as determined each year by the Board of Directors. Through December 28, 2002, no employer matching contributions had been made to the Plan since inception.

(11) Concentrations of Credit Risk, Significant Customers and Geographic Information

Financial instruments which subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. As of December 28, 2002, the Company had approximately $59,000 of cash deposits which exceed the Federal Deposit Insurance Corporation (FDIC) limit of $100,000. The Company maintains such cash deposits in a high credit quality financial institution.

The Company extends credit to customers which consist principally of microelectronics systems companies in the United States, Europe and Asia. Management conducts on-going credit evaluations of its customers, and historically the Company has not experienced any significant credit-related losses with respect to its trade accounts receivable. As of December 28, 2002, the Company had trade accounts receivable due from four customers that accounted for 73% of total trade accounts receivable as of that date. Management believes that any credit risks have been properly provided for in the accompanying financial statements.

Significant customers in 2002, 2001, and 2000 were as follows:
Year	Significant Customer	Percent of Total Revenues

Year ended December 28, 2002	A	31%
	B	22%
	C	12%
	D	7%

Year ended December 29, 2001	A	36%
	D	20%
	C	9%
	B	5%

Year ended December 30, 2000	A	54%
	C	17%
	D	8%

All of the Company`s long-lived assets and operations are located in the United States. Revenue generated from overseas customers accounted for 38%, 26% and 6% of total revenue in 2002, 2001 and 2000, respectively.

(12) Earnings Per Share

SFAS 128 requires the following reconciliation of the basic and diluted EPS calculations.
	For the Years ended
	Dec. 28,	Dec. 29,	Dec. 30,
	2002	2001	2000
Basic EPS Computation:
Numerator:
Net loss	$ (734,309)	$ (479,509)	$ (193,912)

Denominator:
Weighted average
common shares
outstanding	12,292,716	12,291,528	12,287,469

Basic EPS	$ (0.06)	$ (0.04)	($0.02)

Diluted EPS Computation:
Numerator:
Net loss	(734,309)	(479,509)	(193,912)

Denominator:
Weighted average
common shares
outstanding	12,292,716	12,291,528	12,287,469
	------------	------------	------------

Total Shares	12,292,716	12,291,528	12,287,469

Diluted EPS	$ (0.06)	$ (0.04)	($0.02)

(13) Supplemental Cash Flow Information

Net cash flows from operating activities, as reported in the accompanying statement of cash flows, reflect cash payments for interest of $21,101, $14,056, and $10,660 for fiscal years 2002, 2001 and 2000, respectively. In addition, the Company acquired production equipment of $278,133 and $125,637 through the execution of capital leases in fiscal years 2002 and 2001, respectively.

(14) Subsequent Events

On February 5, 2003, the Company`s Board of Directors voted to authorize the granting to employees and directors options to purchase 410,000 shares of the Company`s common stock under the 1999 Stock Incentive Plan. Such options vest after one year from the date of grant for directors, and after five years in equal annual installments for the employees. The strike price of the options will be the closing price of the Company`s stock on the date of grant, which has yet to be determined.

On March 26, 2003, the President of the Company executed a line of credit agreement with the Company for $200,000. This line of credit bears interest at a rate of 1.5% above prime, and all principal and interest are payable by the Company in January 2004.

SCHEDULE II
CERAMICS PROCESS SYSTEMS CORPORATION
VALUATION AND QUALIFYING ACCOUNT
For the years ended December 28, 2002, December 29, 2001
and December 30, 2000

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
2000 Allowance for doubtful accounts	$ --	$ --	$ --	$ --	$ --
2001 Allowance for doubtful accounts	$ --	$12,585	$ --	$ --	$12,585
2002 Allowance for doubtful accounts	$12,585	$20,000	$ --	$8,387	$24,198
Reserve for obsolete inventories	$ --	$132,000	$ --	$ --	$132,000

EXHIBIT A

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report on Form 10K of Ceramics Process Systems Corporation (the "Company") for the period ended December 28, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Grant C. Bennett, Chief Executive Officer and Controller of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

  the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Dated: March 26, 2003	/s/ Grant C. Bennett Grant C. Bennett President and Treasurer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT B

CERTIFICATIONS

I, Grant C. Bennett, President and Treasurer, certify that:

  I have reviewed this annual report on Form 10K of Ceramics Process Systems Corporation;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.
  The registrant`s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this annual report is being prepared; (b) evaluated the effectiveness of the registrant`s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:
  The registrant`s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant`s auditors and the audit committee of registrant`s board of directors (or persons performing the equivalent functions): (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant`s ability to record, process, summarize and report financial data and have identified for the registrant`s auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal controls; and
  The registrant`s over certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated: March 26, 2003	/s/ Grant C. Bennett Grant C. Bennett President and Treasurer (Principal Executive Officer and Principal Financial Officer)