Form 10-Q
period 2003-03-29
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 2003-05-08
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 29, 2003
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

(508) 222-0614
Registrants Telephone Number, including Area Code

Not Applicable
Former Name, Former Address and Former Fiscal Year if Changed since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. [X] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of March 29, 2003: 12,316,092.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Balance Sheets
(continued on next page)
	March 29,	December 28,
	2003	2002*
	(unaudited)
ASSETS	-------------	-------------

Current assets:
Cash and cash equivalents	$ 120,743	$ 150,772
Accounts receivable-trade,net of allowance
for doubtful accounts of approximately
$24,000 in 2003 and 2002.	366,401	391,266
Inventories	361,989	346,747
Prepaid expenses	17,298	8,716
	-------------	-------------
Total current assets	866,431	897,501

Property and equipment:
Production equipment	2,595,708	2,595,708
Furniture and office equipment	197,311	197,311
Accumulated depreciation	(1,834,320)	(1,734,516)
and amortization
	-------------	-------------
Property and equipment, net	958,699	1,058,503
	-------------	-------------
Total Assets	$1,825,130	$1,956,004
	=======	=======

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Balance Sheets
(continued)

	March 29,	December 28,
LIABILITIES AND STOCKHOLDERS`	2003	2002*
EQUITY	(unaudited)
	-------------	-------------

Current liabilities:
Accounts payable	$ 136,652	$ 134,610
Accrued expenses	157,449	112,909
Note payable - related party	40,000	0
Current portion of obligations
under capital leases	75,487	70,135
	-------------	-------------
Total current liabilities	409,588	317,654

Deferred revenue	133,884	133,884
Obligations under capital
leases, less current portion	267,104	283,676
	-------------	-------------
Total liabilities	810,576	735,214
	-------------	-------------
Stockholders` Equity
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 12,316,092 shares
at March 29, 2003 and
December 28, 2002	123,161	123,161

Additional paid-in capital	32,657,584	32,657,584

Accumulated deficit	(31,705,356)	(31,499,120)

Less treasury stock, at cost,
22,883 common shares	(60,835)	(60,835)
	-------------	-------------
Total stockholders` equity	1,014,554	1,220,790
	-------------	-------------
Total liabilities and stockholders`
equity	$1,825,130	$1,956,004
	=======	=======

*The balance sheet at December 28, 2002 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Statements of Operations (Unaudited)
	Fiscal Quarters Ended
	March 29,	March 30,
	2003	2002
	------------	------------
Product Sales	$ 595,465	$ 1,749,277
	=======	=======
Operating expenses:
Cost of product sales	606,165	1,223,210
Selling, general, and
administrative	184,880	424,508
	------------	------------
Total operating expenses	791,045	1,647,718
	------------	------------
Operating income (loss)	(195,580)	101,559

Other expense, net	(10,656)	(4,173)
	------------	------------
Net income (loss)	$ (206,236)	$ 97,386
	=======	=======
Net income (loss) per
basic common share	$ (0.02)	$ 0.01
	=======	=======
Weighted average number of
basic common shares
outstanding	12,293,209	12,292,338
	========	========
Net income (loss) per
diluted common share	$ (0.02)	$ 0.01
	========	========
Weighted average number of
diluted common shares
outstanding	12,293,209	12,575,289
	=======	=======

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
	Fiscal Quarter Ended
	March 29,	March 30,
	2003	2002
	---------	---------

Cash flows from operating activities:
Net income (loss)	$ (206,236)	$ 97,386
Adjustment to reconcile net income (loss)
to cash provided (used) by operating activities:
Depreciation and amortization	99,804	79,866
Changes in assets and liabilities:
Accounts receivable - trade	24,865	(276,562)
Inventories	(15,242)	(60,895)
Prepaid expenses	(8,582)	(56,844)
Accounts payable	2,042	163,035
Accrued expenses	44,540	103,106
	---------	---------
Net cash provided (used) by operating	$ (58,809)	$ 49,092
activities
	---------	---------
Net cash used by investing activities:
Additions to property and equipment	0	(192,907)
	---------	---------
Cash flows from financing activities:
Payment of capital lease obligations	(11,220)	(15,238)
Proceeds from note payable - related party	40,000	--
	---------	---------
Net cash provided (used) by
financing activities	$ 28,780	$ (15,238)
	---------	---------
Net decrease in cash	(30,029)	(159,053)
Cash at beginning of the period	150,772	299,746
	----------	----------
Cash at end of the period	$ 120,743	$ 140,693
	======	======

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

The accompanying financial statements for the fiscal quarters ended March 29, 2003 and March 30, 2002 are unaudited. In the opinion of management, the unaudited consolidated financial statements of CPS reflect all adjustments necessary to present fairly the financial position and results of operations for such periods.

The Company`s balance sheet at December 28, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant`s Annual Report on Form 10-K for the year ended December 28, 2002.

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

The following table presents the calculation of both basic and diluted EPS:
	For periods ended
	March 29,	March 30,
	2003	2002
	------------	------------
Basic EPS Computation:
Numerator:
Net income (loss)	$ (206,236)	$ 97,386

Denominator:
Weighted average common
shares outstanding	12,293,209	12,292,338

Basic EPS	$ (0.02)	$ 0.01

Diluted EPS Computation:
Numerator:
Net income (loss)	(206,236)	97,386

Denominator:
Weighted average common
shares outstanding	12,293,209	12,292,338
Stock options	-	282,951
	------------	------------

Total Shares	12,293,209	12,575,289

Diluted EPS	$ (0.02)	$ 0.01
	========	=======

Options to purchase 817,113 shares of common stock at a weighted-average price of $0.71 were outstanding at March 29, 2003. The Company incurred a net loss for the quarter ended March 29, 2003, therefore stock options were not used to compute diluted loss per share since the effect would have been antidilutive. Options to purchase 1,015,484 shares of common stock at a weighted-average price of $0.80 were outstanding at March 30, 2002. As of March 30, 2002, the Company had 732,533 options to purchase common stock that were antidilutive and as such have been excluded from the calculation of diluted net income.

The Company accounts for its stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no stock-based employee compensation cost is reflected in net income as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-based Compensation," to stock-based employee compensation for the fiscal quarter ended March 29, 2003:
Net loss, as reported	$ (206,236)

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(26,249)
------------
Pro forma net loss	$ (232,485)
------------
Earnings per share:
Basic and diluted - as reported	$ (0.02)
Basic and diluted - pro forma	$ (0.02)

(4) Inventories

Inventories consist of the following:
	March 29,	December 28,
	2003	2002
	------------	------------

Raw materials	$ 11,216	$ 19,132
Work in process	230,895	126,159
Finished Goods	251,878	333,456
	------------	------------
Subtotal	493,989	478,747
Reserve for obsolete
inventories	(132,000)	(132,000)
	------------	------------
Inventories, net	$ 361,989	$ 346,747
	=======	=======

(5) Accrued Expenses

Accrued expenses consist of the following:
	March 29,	December 28,
	2003	2002
	------------	------------
Accrued legal and
accounting	$ 12,301	$ 33,500
Accrued payroll	115,342	60,566
Accrued other	29,806	18,843
	------------	------------
	$ 157,449	$ 112,909
	=======	=======
  Note Payable - Related Party

In March 2003, the President of the Company executed a line-of-credit agreement with the Company. Such agreement provides for maximum available borrowings of $200,000, with interest on any outstanding borrowings payable monthly at 1.5% above the prime rate, as published in the Wall Street Journal. The note is collateralized by a security interest in the Company`s accounts receivable, and such note expires on January 16, 2004, at which time all unpaid principal and accrued interest is due. The prime rate was 4.25% at March 29, 2003.

ITEM 2 MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in this report and the Company`s Annual Report on Form 10-K for the year ended December 28, 2002.

Forward-Looking Statements

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

Results of Operations: First Quarter of 2003 Compared to First Quarter of 2002

Revenues in Q1 2003 of $595 thousand were 66% lower than revenues in Q1 2002 of $1.75 million. The lower revenues were the result of reduced demand from both existing and new customers.

Gross margins in Q1 2003 of negative 2% compare with gross margins in Q1 2002 of 30%. The decline in gross margins is primarily attributable to fixed costs being spread over a smaller production volume and lower utilization of labor due to reduced demand in the first month of the quarter.

Sales, General and Administrative expenses (SG&A) declined to $185 thousand in Q1 2003 from $425 thousand in Q1 2002, a 56% decline. The decline in SG&A expenses is primarily attributable to reduced headcount in the sales function, lower sales commissions, salary reductions, and reduced travel expenses.

Total operating expenses in Q1 2003 were $791 thousand, a 52% decline from total operating expenses in Q1 2002 of $1,648 thousand. The decline in total operating expenses derives from a decline of 50% in the cost of sales to $606 thousand in Q1 2003 from $1,223 thousand in Q1 2002, and a 56% decline in SG&A to $185 thousand in Q1 2003 from $425 thousand in Q1 2002.

In Q1 2003 other expense was $11 thousand compared to Q1 2002 other expense of $4 thousand; the difference is primarily increased interest costs.

The Company recorded no tax provision during the quarter ended March 29, 2003 due to the net operating loss incurred.

The cumulative effect of these revenues and costs resulted in net loss of $206 thousand or ($0.02) per basic and dilutive common share in Q1 2003 compared with net income of $97 thousand or $0.01 per basic and dilutive common share in Q1 2002.

Liquidity and Capital Resources

The Company`s cash balance and cash equivalents at March 29, 2003 was $121 thousand compared to cash balance and cash equivalents at December 28, 2002 of $151 thousand, a decrease of $30 thousand or 20%.

Accounts receivable decreased to $366 thousand at March 29, 2003 from $391 thousand at December 28, 2002. This change reflects lower shipments in Q1 2003 compared to Q4 2002. The accounts receivable balance at March 29, 2003 and December 29, 2002 is net of allowance for doubtful accounts of $24 thousand.

Inventories increased to $362 thousand at March 29, 2003 from $347 thousand at December 28, 2002.

The Company financed its working capital during Q1 2003 with existing cash balances, and an initial draw-down of $40,000 on a $200,000 line-of-credit agreement that was entered into with the Company`s President. The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2003 from these same sources and funds generated by operations.

The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company`s ability to achieve its business objectives.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not significantly exposed to the impact of interest rate changes and foreign currency fluctuations. The Company has not used derivative financial instruments.

ITEM 4 CONTROLS AND PROCEDURES

(a) The Company`s Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company`s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d - 14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officer has concluded that, as of the Evaluation Date, the Company`s disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to the Company (included its consolidated subsidiary) required to be included in the Company`s periodic filings under the Exchange Act.

(b) Changes in Internal Controls. Since the evaluation date, there have not been any significant changes in the Company`s internal controls or in other factors that could significantly affect such controls.

PART II OTHER INFORMATION

ITEMS 1 THROUGH 5: None

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K:
(a) Exhibits: None

  Reports on Form 8-K

On January 28, 2003, the Company filed a report on Form 8-K relating to the resignation of Michael Bernique from the Company`s Board of Directors, as presented in a press release dated January 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Ceramics Process Systems Corporation (Registrant)
Date: May 8, 2003	/s/ Grant C. Bennett Grant C. Bennett President and Treasurer (Principal Executive Officer)

CERTIFICATIONS

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10Q of Ceramics Process Systems Corporation (the "Company") for the period ended March 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Grant C. Bennett, Chief Executive Officer and Controller of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

  the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Dated: May 8, 2003	/s/ Grant C. Bennett Grant C. Bennett President and Treasurer (Principal Executive Officer and Principal Financial Officer)

CERTIFICATION PURSUANT TO RULE 13a-14 UNDER THE

SECURITIES EXCHANGE ACT OF 1934

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
  The registrant`s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this quarterly report is being prepared; (b) evaluated the effectiveness of the registrant`s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:
  The registrant`s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant`s auditors and the audit committee of registrant`s board of directors (or persons performing the equivalent functions): (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant`s ability to record, process, summarize and report financial data and have identified for the registrant`s auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal controls; and
  The registrant`s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated: May 8, 2003	/s/ Grant C. Bennett Grant C. Bennett President and Treasurer (Principal Executive Officer and Principal Financial Officer)