Form 10-Q
period 2003-06-28
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 2003-08-07
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 28, 2003
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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of June 28, 2003: 12,293,209.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Balance Sheets (Unaudited)
(continued on next page)
	June 28,	December 28,
	2003	2002
	(unaudited)
ASSETS	-------------	-------------

Current assets:
Cash and cash equivalents	$ 51,671	$ 150,772
Accounts receivable trade, net of allowance
for doubtful accounts of approximately
$24,000 in 2003 and 2002.	583,192	391,266
Inventories	328,582	346,747
Prepaid expenses	38,263	8,716
	-------------	-------------
Total current assets	1,001,708	897,501

Property and equipment:
Production equipment	2,595,708	2,595,708
Furniture and office equipment	197,311	197,311
Accumulated depreciation
and amortization	(1,934,124)	(1,734,516)
	-------------	-------------
Property and equipment, net	858,895	1,058,503
	-------------	-------------
Total Assets	$1,860,603	$1,956,004
	=============	=============

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Balance Sheets (Unaudited)
(continued)
	June 28,	December 28,
LIABILITIES AND STOCKHOLDERS`	2003	2002
EQUITY	(unaudited)
	-------------	-------------
Current liabilities:
Accounts payable	$ 195,235	$ 134,610
Accrued expenses	119,959	112,909
Note payable-related party	40,000	0
Current portion of obligations
under capital leases	89,559	70,135
	-------------	-------------
Total current liabilities	444,753	317,654

Deferred revenue	133,884	133,884
Obligations under capital
leases less current portion	238,393	283,676
	-------------	-------------
Total liabilities	817,030	735,214
	-------------	-------------
Stockholders` Equity
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 12,316,092 shares
at June 28, 2003
and 12,316,092 shares at
December 28, 2002	123,161	123,161

Additional paid-in capital	32,657,584	32,657,584

Accumulated deficit	(31,676,337)	(31,499,120)

Less treasury stock, at cost,
22,883 common shares	(60,835)	(60,835)
	-------------	-------------
Total stockholders` equity	1,043,573	1,220,790
	-------------	-------------
Total liabilities and stockholders`
equity	$1,860,603	$1,956,004
	=============	=============

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Statements of Operations (Unaudited)
	Fiscal Quarters Ended		Six month Periods Ended
	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002
	------------	------------	------------	------------
Product sales	$1,106,713	$1,470,597	$1,702,178	$3,219,874
	========	========	========	========
Operating expenses:
Cost of product sales	823,659	1,187,851	1,429,824	2,411,062
Selling, general, and
administrative	244,929	346,706	429,809	771,214
	------------	------------	------------	------------
Total operating expenses	1,068,588	1,534,557	1,859,633	3,182,276
	------------	------------	------------	------------
Operating income (loss)	38,125	(63,960)	(157,455)	37,598

Other income(expense), net	(9,106)	664	(19,762)	(3,509)
	------------	------------	------------	------------
Net income (loss)	$ 29,019	$ (63,296)	$ (177,217)	$ 34,089
	========	========	========	========
Net income (loss) per
basic common share	$ -	$ (0.01)	$ (0.01)	$ -
	------------	------------	------------	------------

Weighted average number of
basic common shares
outstanding	12,293,209	12,292,338	12,293,209	12,292,338
	========	========	========	========
Net income (loss) per
diluted common share	$ -	$ (0.01)	$ (0.01)	$ -
	------------	------------	------------	------------
Weighted average number of
diluted common shares
outstanding	12,484,200	12,292,338	12,293,209	12,536,419
	========	========	========	========

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
	Six-Month Periods Ended
	June 28,	June 29,
	2003	2002
	---------	---------

Cash flows from operating activities:
Net income (loss)	$ (177,217)	$ 34,089
Adjustments to reconcile net income
(loss) to cash provided (used) in operating
activities:
Depreciation & amortization	199,608	162,168
Changes in assets and liabilities:
Accounts receivable trade	(191,926)	120,895
Inventories	18,165	76,470
Prepaid expenses	(29,547)	(45,409)
Accounts payable	60,625	(183,070)
Accrued expenses	7,050	(9,976)
	---------	---------
Net cash provided (used) in operating	$ (113,242)	$ 155,167
activities
	---------	---------
Cash flows from investing activities:
Additions to property and equipment	0	(128,032)
Deposits
	---------	---------
Net cash used in investing
activities	0	$ (128,032)
	---------	---------
Cash flows from financing activities:
Payment of capital lease obligations	(25,859)	(30,794)
Proceeds from note payable-related party	40,000	0
	---------	---------
Net cash provided(used)by
financing activities	$ 14,141	$ (30,794)
	---------	---------
Net decrease in cash	(99,101)	(3,659)

Cash at beginning of period	150,772	299,746
	---------	---------
Cash at end of period	$ 51,671	$ 296,087
	=========	=========
Non-cash financing and investing activities
Acquisition of machinery under capital
leases	$0	$73,282

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

(2) Interim Consolidated Financial Statements

As permitted by the rules of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the fiscal quarters ended June 28, 2003 and June 29, 2002 are unaudited. In the opinion of management, the unaudited consolidated financial statements of CPS reflect all adjustments necessary to present fairly the financial position and results of operations for such periods.

The Company`s consolidated balance sheet at December 28, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

The following table presents the calculation of both basic and diluted EPS:
	Quarters Ended		Six-Month Periods Ended
	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002
	------------	------------	------------	------------
Basic EPS Computation:
Numerator:
Net income (loss)	$ 29,019	$ (63,296)	$ (177,217)	$ 34,089

Denominator:
Weighted average
common shares
outstanding	12,293,209	12,292,338	12,293,209	12,292,338

Basic EPS	$ -	$ (0.01)	$ (0.01)	$ -

Diluted EPS Computation:
Numerator:
Net income (loss)	29,019	(63,296)	(177,217)	34,089

Denominator:
Weighted average
common shares
outstanding	12,293,209	12,292,338	12,293,209	12,292,338
Stock options	191,862	-	-	271,081

Total Shares	12,484,200	12,292,338	12,293,209	12,563,419

Diluted EPS	$ -	$ (0.01)	$ (0.01)	$ -

Options to purchase 1,214,613 shares of common stock at a weighted-average price of $0.57 were outstanding at June 28, 2003. Options to purchase 1,017,984 shares of common stock at a weighted-average price of $0.77 were outstanding at June 29, 2002. The Company incurred a net loss for the quarter ended June 29, 2002, and the six months ended June 28, 2003, therefore stock options were not used to compute diluted loss per share since the effect would have been antidilutive.

The Company accounts for its stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no stock-based employee compensation cost is reflected in net income as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-based Compensation," to stock-based employee compensation for the fiscal quarter ended June 28, 2003:
Net income, as reported	$ 29,019

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	13,941
------------
Pro forma net income	$ 15,078
------------
Earnings per share:
Basic and diluted - as reported	$ (0.00)
Basic and diluted - pro forma	$ (0.00)

(4) Inventories

Inventories consist of the following:
	June 28,	December 28,
	2003	2002
	-------------	-------------

Raw materials	$ 26,308	$ 19,132
Work in process	274,476	126,159
Finished Goods	159,798	333,456
	-------------	-------------
Subtotal	$ 460,582	$ 478,747
Reserve for obsolete
inventories	(132,000)	(132,000)
	-------------	-------------
Inventories, net	$ 328,582	$ 346,747
	========	========

(5) Accrued Expenses

Accrued expenses consist of the following:
	June 28,	December 28,
	2003	2002
	-------------	-------------

Accrued legal and
accounting	$ 20,602	$ 33,500
Accrued payroll	81,866	60,566
Accrued other	17,491	18,843
	-------------	-------------
	$ 119,959	$ 112,909
	========	========
  Note Payable - Related Party

In March 2003, the President of the Company executed a line-of-credit agreement with the Company. Such agreement provides for maximum available borrowings of $200,000, with interest on any outstanding borrowings payable monthly at 1.5% above the prime rate, as published in the Wall Street Journal. The note is collateralized by a security interest in the Company`s accounts receivable, and such note expires on January 16, 2004, at which time all unpaid principal and accrued interest is due. The prime rate was 4.00% at June 28, 2003.

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

Results of Operations for Second Fiscal Quarter of 2003 (Q2 2003) Compared to the Second Fiscal Quarter of 2002 (Q2 2002)

Total revenue was $1,107 thousand in Q2 2003, a 25% decline from total revenue of $1,471 thousand in Q2 2002. The decline in revenues was due to reduced demand and a change in product mix. The largest decrease in demand was for baseplates for motor controllers; demand increased for lids and heatspreaders for application-specific integrated circuits.

Total operating expenses in Q2 2003 were $1,069 thousand, a 30% decline from total operating expenses in Q2 2002 of $1,535 thousand. Cost of product sales in Q2 2003 were $824 thousand, a 31% decline from cost of product sales in Q2 2002 of $1,188 thousand. Cost of product sales decreased primarily as a result of expense controls, some reductions in fixed costs, and reduced shipments. Gross profit on product sales in Q2 2003 was 26% compared to gross profit on product sales in Q2 2002 of 19%. This increase in gross profit is primarily the result of expense controls and lower fixed costs.

Selling, general and administrative (SG&A) expenses were $244 thousand in Q2 2003, a 29% reduction from SG&A expenses in Q2 2003 of $347 thousand. The decrease in SG&A expenses is the result of lower commissions paid to sales representatives and reduced travel expenses.

Results of Operations for First Six Months 2003 Compared to First Six Months of 2002

Total revenue was $1,702 thousand in the first six months of 2003, a 47% decline from total revenue of $3,220 thousand in the first six months of 2002. The decline in revenues was due to significantly reduced demand, particularly in the first quarter of 2003 compared to the first quarter of 2002. The largest decrease in demand was for baseplates for motor controllers, but generally demand declined across most of the Company`s products.

Total operating expenses in the first six months of 2003 were $1,860 thousand, a 42% decline from total operating expenses in the first six months of 2002 of $3,182 thousand. Cost of product sales in the first six months of 2003 were $1,430 thousand, a 40% decline from cost of product sales in the first six months of 2002 of $2,411 thousand. Cost of product sales decreased primarily as a result reduced shipments as well as expense controls and some reductions in fixed costs. Gross profit on product sales in the first six months of 2003 was 16% compared to gross profit on product sales in the first six months of 2002 of 25%. This decline in gross profit is primarily the result of fixed costs being spread over a smaller revenue base.

Selling, general and administrative (SG&A) expenses were $430 thousand in the first six months of 2003, a 44% reduction from SG&A expenses in the first six months of 2002 of $771 thousand. The decrease in SG&A expenses is the result of lower commissions paid to the sales representatives, lower payroll in the sales function, and reduced travel expenses.

Liquidity and Capital Resources

The Company`s cash balance and cash equivalents at June 28, 2003 was $52 thousand compared to cash balance and cash equivalents at December 28, 2002 of $151 thousand, a decrease of $99 thousand or 66%.

Accounts receivable increased to $583 thousand at June 28, 2003 from $391 thousand at December 28, 2002. This change reflects higher shipments in Q2 2003 compared to Q4 2002. The accounts receivable balance at June 28, 2003 and December 29, 2002 is net of allowance for doubtful accounts of $24 thousand.

Inventories decreased to $329 thousand at June 28, 2003 from $347 thousand at December 28, 2002.

The Company financed its working capital during Q2 2003 with existing cash balances, and an initial draw-down of $40,000 made in Q1 2003 on a $200,000 line-of-credit agreement that was entered into with the Company`s President. The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2003 from these same sources and funds generated by operations.

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

PART II OTHER INFORMATION

ITEMS 1 THROUGH 5: None

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K:
(a) Exhibits: None

  Reports on Form 8-K

On May 6, 2003, the Company filed a report on Form 8-K relating to the announcement of its financial results for the first fiscal quarter ended March 29, 2003, as presented in a press release dated May 6, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ceramics Process Systems Corporation
(Registrant)

Date: August 7, 2003
/s/ Grant C. Bennett
Grant C. Bennett
President and Treasurer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANNES-OXLEY ACT OF 2002

I, Grant C. Bennett, certify that:

  I have reviewed this quarterly report on Form 10-Q;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant`s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant`s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation (the "Evaluation Date"); and

c) Disclosed in this quarterly report any change in the registrant`s internal control over financial reporting that occurred during the registrant`s most recent fiscal quarter that has materially affected or is reasonably like to materially affect, the registrant`s internal control over financial reporting; and
  The registrant`s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant`s auditors and the audit committee of the registrant`s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant`s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal control over financial reporting.

Date: August 7, 2003
/s/ Grant C. Bennett
Grant C. Bennett
President and Treasurer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Grant C. Bennett, certify that:

  I have reviewed this quarterly report on Form 10-Q;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant`s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant`s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation (the "Evaluation Date"); and

c) Disclosed in this quarterly report any change in the registrant`s internal control over financial reporting that occurred during the registrant`s most recent fiscal quarter that has materially affected or is reasonably like to materially affect, the registrant`s internal control over financial reporting; and
  The registrant`s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant`s auditors and the audit committee of the registrant`s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant`s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal control over financial reporting.

Date: August 7, 2003
/s/ Grant C. Bennett
Grant C. Bennett
President and Treasurer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Ceramics Process Systems Corporation (the "Company") on Form 10-Q for the three and six month periods ended June 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Grant C. Bennett, President and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 7, 2003
/s/ Grant C. Bennett
Grant C. Bennett
President and Treasurer