Form 10-Q
period 2003-09-27
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 2003-11-07
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 27, 2003
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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of September 27, 2003: 12,316,092.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Balance Sheets (Unaudited)
(continued on next page)
	September 27,	December 28,
	2003	2002
	(unaudited)
ASSETS	-------------	-------------

Current assets:
Cash and cash equivalents	$ 104,631	$ 150,772
Accounts receivable trade, net of allowance
for doubtful accounts of approximately
$25,000 in 2003 and $24,000 in 2002.	466,885	391,266
Inventories	475,118	346,747
Prepaid expenses	18,806	8,716
	-------------	-------------
Total current assets	1,065,440	897,501

Property and equipment:
Production equipment	2,595,708	2,595,708
Furniture and office equipment	197,311	197,311
Accumulated depreciation
and amortization	(2,033,928)	(1,734,516)
	-------------	-------------
Property and equipment, net	759,091	1,058,503
	-------------	-------------
Total Assets	$ 1,824,531	$ 1,956,004
	========	========

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Balance Sheets (Unaudited)
(continued)
	September 27,	December 28,
LIABILITIES AND STOCKHOLDERS`	2003	2002
EQUITY	(unaudited)
	-------------	-------------
Current liabilities:
Accounts payable	$ 147,565	$ 134,610
Accrued expenses	165,999	112,909
Note payable-related party	20,000	0
Current portion of obligations
under capital leases	91,718	70,135
	-------------	-------------
Total current liabilities	425,282	317,654

Deferred revenue	133,884	133,884
Obligations under capital
leases less current portion	214,910	283,676
	-------------	-------------
Total liabilities	774,076	735,214
	-------------	-------------
Stockholders` Equity
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 12,316,092 shares
at September 27, 2003 and at
December 28, 2002	123,161	123,161

Additional paid-in capital	32,657,584	32,657,584

Accumulated deficit	(31,669,455)	(31,499,120)

Less treasury stock, at cost,
22,883 common shares at
September 27, 2003 and
December 28, 2002	(60,835)	(60,835)
	-------------	-------------
Total stockholders` equity	1,050,455	1,220,790
	-------------	-------------
Total liabilities and stockholders`
equity	$ 1,824,531	$ 1,956,004
	========	========

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Statements of Operations (Unaudited)
	Fiscal Quarters Ended		Nine month Periods Ended
	Sept. 27,	Sept 28,	Sept 27,	Sept. 28,
	2003	2002	2003	2002
	------------	------------	------------	------------
Product sales	$ 867,883	$ 482,213	$ 2,570,061	$ 3,702,087
	======	======	======	======
Operating expenses:
Cost of product sales	649,803	622,810	2,079,626	3,033,872
Selling, general, and
administrative	202,023	244,550	631,833	1,015,755
	------------	------------	------------	------------
Total operating expenses	851,826	867,360	2,711,459	4,049,627
	------------	------------	------------	------------
Operating income (loss)	16,057	(385,147)	(141,398)	(347,540)

Other income(expense), net	(9,175)	22,857	(28,937)	19,348
	------------	------------	------------	------------
Net income (loss)	$ 6,882	$ (362,290)	$ (170,335)	$ (328,192)
	======	=======	=======	=======
Net income (loss) per
basic common share	$ -	$ (0.03)	$ (0.01)	$ (0.03)
	------------	------------	------------	------------

Weighted average number of
basic common shares
outstanding	12,293,209	12,292,979	12,293,209	12,292,552
	========	========	========	========
Net income (loss) per
diluted common share	$ -	$ (0.03)	$ (0.01)	$ (0.03)
	------------	------------	------------	------------
Weighted average number of
diluted common shares
outstanding	12,475,015	12,292,979	12,293,209	12,292,552
	========	========	========	========

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
	Nine months period ended
	Sept. 27,	Sept. 28,
	2003	2002
	---------	---------

Cash flows from operating activities:
Net loss	$ (170,335)	$ (328,192)
Adjustment to reconcile net loss to
net cash provided (used) in operating
Activities:
Depreciation & amortization	299,412	245,949
Changes in operating assets and liabilities:
Accounts receivable trade	(75,619)	367,408
Inventories	(128,371)	68,664
Prepaid expenses	(10,090)	(15,431)
Accounts payable	12,955	(292,473)
Accrued expenses	53,089	25,472
	---------	---------
Net cash provided by (used in) operating	(18,959)	71,397
activities
	---------	---------
Cash flows from investing activities:
Additions to property and equipment	-	(141,614)
	---------	---------
Net cash used in investing
activities	-	(141,614)
	---------	---------
Cash flows from financing activities:
Payment of capital lease obligations	(47,182)	(44,772)
Proceeds from note payable-related party, net	20,000	157
	---------	---------
Net cash used by
financing activities	(27,182)	(44,615)
	---------	---------
Net decrease in cash	(46,141)	(114,832)
Cash at beginning of period	150,772	299,746
	---------	---------
Cash at end of period	$ 104,631	$ 184,914
	=========	=========
Non-cash financing and investing activities
Acquisition of machinery under capital
leases	-	$ 73,282

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

The accompanying consolidated financial statements for the fiscal quarters and the nine month periods ended September 27, 2003 and September 28, 2002 are unaudited. In the opinion of management, the unaudited consolidated financial statements of CPS reflect all adjustments necessary to present fairly the financial position and results of operations for such periods. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 27, 2003 are not necessarily indicative of the results that might be expected for the year ending December 27, 2003.

The Company`s consolidated balance sheet at December 28, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant`s Annual Report on Form 10-K for the year ended December 28, 2002 and the Company`s quarterly report on Form 10-Q for the six months ended June 28, 2003.

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

The following table presents the calculation of both basic and diluted EPS:
	Fiscal Quarters Ended		Nine-Month Periods Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2003	2002	2003	2002
	------------	------------	------------	------------
Basic EPS Computation:
Numerator:
Net income (loss)	$ 6,882	$ (362,290)	$ (170,335)	$ (328,192)

Denominator:
Weighted average
common shares
outstanding	12,293,209	12,292,979	12,293,209	12,292,552

Basic EPS	$ -	$ (0.03)	$ (0.01)	$ (0.03)

Diluted EPS Computation:
Numerator:
Net income (loss)	6,882	(362,290)	(170,335)	(328,192)

Denominator:
Weighted average
common shares
outstanding	12,293,209	12,292,979	12,293,209	12,292,552
Stock options	181,806	-	-
	---------------	---------------	---------------	---------------
Total Shares	12,475,015	12,292,979	12,293,209	12,292,552

Diluted EPS	$ -	$ (0.03)	$ (0.01)	$ (0.03)

Options to purchase 1,210,113 shares of common stock at a weighted-average price of $0.57 were outstanding at September 27, 2003. Options to purchase 956,713 shares of common stock at a weighted-average price of $0.77 were outstanding at September 28, 2002. The Company incurred a net loss for the quarter ended September 28, 2002, and the nine month periods ended September 28, 2002 and September 27, 2003, therefore stock options were not used to compute diluted loss per share in these periods since the effect would have been antidilutive.

The Company accounts for its stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no stock-based employee compensation cost is reflected in net income as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-based Compensation," to stock-based employee compensation for the fiscal quarter ended September 27, 2003:

Net income, as reported	$ 6,882

Deduct: Total stock-based employee compensation
expense determined under fair value method for rewards	26,333
-----------------
Proforma net loss	$ (19,451)

Earnings per share:
Basic and diluted - as reported	$ 0.00
Basic and diluted - pro forma	$ 0.00

  Inventories

Inventories consist of the following:
	Sept. 27,	December 28,
	2003	2002
	-------------	-------------

Raw materials	$ 17,960	$ 19,132
Work in process	339,420	126,159
Finished goods	249,738	333,456
	-------------	-------------
Subtotal	$ 607,118	$ 478,747

Reserve for obsolete
inventories	(132,000)	(132,000)

Inventories, net	$ 475,118	$ 346,747
	=======	=======

  Accrued Expenses

Accrued expenses consist of the following:
	Sept. 27,	December 28,
	2003	2002
	-------------	-------------

Accrued legal and
accounting	$ 27,362	$ 33,500
Accrued payroll	120,430	60,566
Accrued other	18,207	18,843
	-------------	-------------
	$ 165,999	$ 112,909
	=======	=======
  Note Payable - Related Party

In March 2003, the President of the Company executed a line-of-credit agreement with the Company. Such agreement provides for maximum available borrowings by the Company of $200,000, with interest on any outstanding borrowings payable monthly at 1.5% above the prime rate, as published in the Wall Street Journal. The note is collateralized by a security interest in the Company`s accounts receivable, and such note expires on January 16, 2004, at which time all unpaid principal and accrued interest is due. The prime rate was 4.00% at September 27, 2003. At September 27, 2003, $20,000 was outstanding under such agreement.

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

Critical Accounting Policies

The critical accounting policies utilized by the Company in preparation of the accompanying consolidated financial statements are set forth in Part I, Item 7 of the Company`s Annual Report on Form 10-K for the year ended December 28, 2002, under the heading "Management`s Discussion and Analysis of Financial Condition and Results of Operations". There have been no material changes to these policies since December 28, 2002.

Results of Operations for Third Fiscal Quarter of 2003 (Q3 2003) Compared to the Third Fiscal Quarter of 2002 (Q3 2002)

Total revenue was $868 thousand in Q3 2003, an 80% increase from total revenue of $482 thousand in Q3 2002. The increase in revenues was due to increased demand from existing products, and from new products moving from the prototype stage into production. The largest increase in demand was for lids and heatspreaders for application-specific integrated circuits.

Total operating expenses in Q3 2003 were $852 thousand, a 2% decline from total operating expenses in Q3 2002 of $867 thousand. Cost of product sales in Q3 2003 were $650 thousand, a 4% increase from cost of product sales in Q3 2002 of $622 thousand. Cost of product sales increased primarily as a result of increased units shipped. Cost of product sales increased at a much lower rate than revenue because of changes in product mix and because of expense controls. Gross profit on product sales in Q3 2003 was 25% compared to negative gross profit on product sales in Q3 2002 of (29%). This increase in gross profit is primarily the result of spreading fixed expenses over a larger revenue base, as well as expense controls.

Selling, general and administrative (SG&A) expenses were $202 thousand in Q3 2003, a 17% reduction from SG&A expenses in Q2 2003 of $244 thousand. The decrease in SG&A expenses is the result of lower commissions paid to sales representatives and reduced travel expenses.

Results of Operations for First Nine Months of 2003 Compared to First Nine Months of 2002

Total revenue was $2,570 thousand in the first nine months of 2003, a 31% decline from total revenue of $3,702 thousand in the first nine months of 2002. The decline in revenues was due to significantly reduced demand, particularly in the first quarter of 2003, compared to the first quarter of 2002. The largest decrease in demand was for baseplates for motor controllers, but generally demand declined across most of the Company`s products.

Total operating expenses in the first nine months of 2003 were $2,711 thousand, a 33% decline from total operating expenses in the first nine months of 2002 of $4,050 thousand. Cost of product sales in the first nine months of 2003 were $2,080 thousand, a 31% decline from cost of product sales in the first nine months of 2002 of $3,033 thousand. Cost of product sales decreased primarily as a result reduced shipments as well as expense controls and some reductions in fixed costs. Gross profit on product sales in the first nine months of 2003 was 19% compared to gross profit on product sales in the first nine months of 2002 of 18%. This increase in gross profit is primarily the result of expense controls implemented in 2003.

Selling, general and administrative (SG&A) expenses were $631 thousand in the first nine months of 2003, a 38% reduction from SG&A expenses in the first nine months of 2002 of $1,016 thousand. The decrease in SG&A expenses is the result of lower commissions paid to the sales representatives, lower payroll in the sales function, and reduced travel expenses.

Liquidity and Capital Resources

The Company`s cash balance and cash equivalents at September 27, 2003 was $104 thousand compared to cash balance and cash equivalents at December 28, 2002 of $151 thousand, a decrease of $46 thousand or 31%. The decrease in cash is primarily the result of the utilization of cash to support operations.

Accounts receivable increased to $467 thousand at September 27, 2003 from $391 thousand at December 28, 2002. This change reflects higher shipments in Q3 2003 compared to Q4 2002. The accounts receivable balance at September 27, 2003 is net of allowance for doubtful accounts of $25 thousand and the accounts receivable balance at December 28, 2002 is net of allowance for doubtful accounts of $24 thousand.

Inventories increased to $475 thousand at September 27, 2003 from $347 thousand at December 28, 2002. The increase in inventories is due to the increase in shipments and in outstanding customer orders for the fiscal quarter Q3 2003 compared to the fiscal quarter Q4 2002.

The Company financed its working capital during Q3 2003 with existing cash balances, and with funds from the $200,000 line-of-credit agreement that was entered into with the Company`s President. At September 27, 2003, the Company had drawn down $20,000 of the maximum available borrowings of $200,000 on this line of credit. The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2003 from these same sources and funds generated by operations.

The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company`s ability to achieve its business objectives.

Contractual Obligations

As of September 27, 2003, there have been no significant changes in the Company`s contractual obligations, consisting principally of various operating and capital leases, as disclosed at December 28, 2002.

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

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None.

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 OTHER INFORMATION

Not applicable.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K:
(a) Exhibits: None

  Reports on Form 8-K

On August 6, 2003, the Company filed a report on Form 8-K relating to the announcement of its financial results for the second fiscal quarter ended June 23, 2003, as presented in a press release dated August 6, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ceramics Process Systems Corporation
(Registrant)

Date: November 6, 2003
/s/ Grant C. Bennett
Grant C. Bennett
President

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

Date: November 6, 2003
/s/ Grant C. Bennett
Grant C. Bennett
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

Date: November 6, 2003
/s/ Grant C. Bennett
Grant C. Bennett
President and Treasurer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Ceramics Process Systems Corporation (the "Company") on Form 10-Q for the three and nine month periods ended September 27, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Grant C. Bennett, President and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 6, 2003
/s/ Grant C. Bennett
Grant C. Bennett
President and Treasurer