Form 10-K
period 2003-12-27
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 2004-03-26
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 27, 2003
or
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
[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant`s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was $8,005,459 based on the average of the reported closing bid and asked prices for the Common Stock on March 1, 2004 as reported on the OTC Bulletin Board.

Number of shares of Common Stock outstanding as of December 27, 2003: 12,316,092 shares.

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

Although the Company`s focus is manufacturing components, the Company has sold licenses to portions of its technology to strategic partners such as Hitachi Metals Ltd. In 2003, 2002 and 2001, 99% of the Company`s total revenue was derived from manufactured products and 1% from licensing revenues.

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

Wireless Communications Infrastructure Market

The demand for wireless telecommunications services such as cellular telephone service has grown significantly during the past decade, driven by reduced costs for wireless handsets, a more favorable regulatory environment, increasing competition among service providers and a greater availability of services and microwave spectrum.

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

In 2003, the Company`s three largest customers accounted for 57%, 19% and 11% of total revenues, respectively. In 2002, the Company`s three largest customers accounted for 31%, 22%, and 12% of total revenues, respectively. In 2001, the Company`s three largest customers accounted for 36%, 20% and 9% of revenues, respectively.

In 2003, 94% of the Company`s revenues were derived from commercial applications and 4% from defense related applications. In 2002, 88% of the Company`s revenues were derived from commercial applications and 12% from defense related applications. In 2001, 90% of the Company`s revenues were derived from commercial applications and 10% from defense related applications.

Research and Development

The Company continues to perform product development under prototype manufacturing agreements with customers. The Company had no externally funded collaborative research and development agreements in fiscal years 2003, 2002 or 2001.

Availability of Raw Materials

The Company uses a variety of raw materials from numerous domestic and foreign suppliers. These materials are primarily aluminum ingots, ceramic powders and chemicals. The raw materials used by the Company are available from domestic and foreign sources and none is believed to be scarce or restricted for national security reasons.

Patents and Trade Secrets

As of December 27, 2003, the Company had 10 United States patents and three United States patents pending. One of the three patents pending as of December 27, 2003 was issued as a patent on December 30, 2003. The Company also has several international patents covering the same subject matter as the U.S. patents. The Company`s licensees have rights to use certain patents as defined in their respective license agreements.

The Company intends to continue to apply for domestic and foreign patent protection in appropriate cases. In other cases, the Company believes it may be better served by reliance on trade secret protection. In all cases, the Company intends to seek protection for its technological developments to preserve its competitive position.

Backlog and Contracts

As of December 27, 2003, the Company had a product backlog of approximately $2.3 million compared with a product backlog of approximately $2.5 million as of December 28, 2002. The Company shipped 38% of the year-end 2002 product backlog in 2003.

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

Employees

As of December 27, 2003, the Company had 61 full-time employees and 1 part-time employee, of whom 57 were engaged in manufacturing and engineering and 5 in sales and administration. The Company also employs temporary employees as needed to support production and program requirements.

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

The Company`s rental expense for operating leases was $103 thousand, $110 thousand, and $93 thousand in 2003, 2002 and 2001 respectively.

Item 3. Legal Proceedings.

The Company is not a party to any litigation which could have a material adverse effect on the Company or its business and is not aware of any pending or threatened material litigation against the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 27, 2003.

Part II

Item 5. Market for Registrant`s Common Stock and Related Stockholder Matters

On December 27, 2003, the Company had approximately 850 shareholders. The high and low closing bid prices of the Company`s common stock for each quarter during the years ended December 27, 2003 and December 28, 2002 are shown below.

	2003		2002
	High	Low	High	Low
1st Quarter	$ 0.45	$ 0.32	$ 1.04	$ 0.56
2nd Quarter	$ 0.45	$ 0.31	$ 0.68	$ 0.52
3rd Quarter	$ 0.45	$ 0.30	$ 0.52	$ 0.32
4th Quarter	$ 0.40	$ 0.32	$ 0.40	$ 0.30

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

SELECTED CONSOLIDATED FINANCIAL DATA ($000)
For the Fiscal Year:	2003	2002	2001	2000	1999
Summary of Operations
Product Sales	$3,969	$4,457	$4,438	$5,036	$4,806
License and Royalty Revenue	25	37	23	9	0
Operating Expenses	3,975	5,241	4,934	5,331	4,723
Operating Income (Loss)	$19	($747)	($473)	($286)	$83
Other Income (deduction), net	(38)	$13	($7)	$92	$155
Net Income (Loss)	($19)	($734)	($480)	($194)	$238
	=====	=====	=====	=====	=====
Net Income (Loss) Per Basic Common Share	($0.00)	($0.06)	($0.04)	($0.02)	$0.02
	=====	=====	=====	=====	=====
Weighted Average Basic Number of Common Shares Outstanding	12,293	12,293	12,292	12,287	12,286
	=====	=====	=====	=====	=====
Net Income (Loss) Per Diluted Common Share	($0.00)	($0.06)	($0.04)	($0.02)	$0.02
	=====	=====	=====	=====	=====
Weighted Average Diluted Number of Common Shares Outstanding	12,293	12,293	12,292	12,287	12,483
	=====	=====	=====	=====	=====
Year-End Position:

Working Capital	$856	$580	$1,157	$1,539	$1,812
Total Assets	1,917	1,956	2,746	3,084	3,186
Long-term Obligations	330	418	217	145	197
Stockholders` Equity	$1,202	$1,221	$1,955	$2,434	$2,627

SELECTED QUARTERLY FINANCIAL DATA
	First	Second	Third	Fourth
	Fiscal	Fiscal	Fiscal	Fiscal
2003	Quarter	Quarter	Quarter	Quarter
Total revenues	$595	$1,107	$868	$1,412
Gross profit	($11)	$283	$218	$357
Net income (loss)	($206)	$29	$7	$151
Net income (loss) per basic common share	($0.02)	$0.00	$0.00	$0.01
Net income (loss) per diluted common share	($0.02)	$0.00	$0.00	$0.01

2002
Total revenues	$1,749	$1,471	$482	$792
Gross profit	$526	$283	($141)	($86)
Net income (loss)	$97	($63)	($362)	($406)
Net income (loss) per basic common share	$0.01	($0.01)	($0.03)	($0.03)
Net income (loss) per diluted common share	$0.01	($0.01)	($0.03)	($0.03)

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

Beginning in 2002 and continuing into 2003, the Company experienced significantly increased month-to month volatility in terms of demand compared to previous years. Generally customers began placing orders covering a shorter period of time than they had in previous years; this trend continued in 2003. In 2003 management worked with customers to determine, to the extent possible, real underlying demand, and to smooth the volatility in month-to-month demand. This had a positive effect in 2003 on reducing manufacturing inefficiencies and improving financial performance. Throughout 2003, management carefully and aggressively managed costs, and management believes the labor force and other variable costs of the Company match near-term underlying demand, but there can be no assurance this is the case.

Management believes the underlying demand for thermal management solutions is growing as the marketplace demands both integrated circuits and electronics systems with higher speed and higher performance. Management believes that the Company is well positioned to offer its solutions to current and new customers as these demands grow. In 2003, the Company`s top three customers accounted for 87% of revenue, and the remaining 13% of revenue was derived from approximately 30 other customers, many of which bought prototypes in 2003 for evaluation in systems that they will introduce into the market in the future.

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

Accounts Receivable

The Company performs ongoing monitoring of the status of its receivables based on the payment history and the credit worthiness of its customers, as determined by a review of their current credit information. Management continuously monitor collections and payments from customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been low and within expectations, there is no guarantee that the Company will continue to experience the same credit loss rates as in the past. A significant change in the liquidity or financial position of one of the major customers could have a material adverse impact on the collectibility of accounts receivable and future operating results.

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

Income Taxes

The Company records deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. We believe it is more likely than not that all of our deferred tax assets will not be realized and, accordingly, we have recorded a valuation allowance against all of our net deferred tax assets. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the reduction of the valuation allowance will be recorded as a tax benefit during one or over many periods.

Results of Operations

Revenue in 2003 of $4 million declined by 11% from 2002 revenue of $4.5 million. This decline in revenue was caused primarily by two factors: 1) continued weakness in demand across the electronics sector, and 2) declining revenue from a large customer (as their system which incorporates several of the Company`s products reached its end of life) which was not fully offset by revenue from new applications and new customers.

Demand did increase as 2003 progressed: Q1 2003 revenue was $595 thousand, Q4 2003 revenue was $1.4 million This increase in revenue came from both existing and new customers. Management believes that in the first half of 2002 many customers purchased more product than they needed, but by the second half of 2003 these excess inventories had been consumed and customers returned to purchasing quantities that are more consistent with underlying demand. In addition, in Q4 2003, several products transitioned from the prototype to the production stage.

Revenue in 2002 of $4.5 million increased very slightly, less than 1%, over 2001 revenue of $4.5 million.

Operating Costs

Total operating costs were $4.0 million, $5.2 million and $4.9 million for the fiscal years 2003, 2002 and 2001, respectively.

Operating costs decreased in 2003 compared to 2002 by $1.2 million or 24%. This decrease was primarily the result of three factors: 1) reduced inventory write-downs: operating costs in 2002 included a write-down in the value of inventory of $197 thousand and the establishment of a reserve of $132 thousand for inventory for which future demand was uncertain; operating costs in 2003 include a reserve of $10 thousand for inventory for which future demand is uncertain, 2) management cut costs when demand declined and has been cautious in adding costs as demand has increased, and 3) changes in the product mix towards higher margin products. These three factors had the effect of reducing operating costs, reducing the cost of sales, and improving gross margins.

Operating costs increased in 2002 compared to 2001 by $307 thousand or 6%, primarily as a result of the inventory write-down and reserve described above.

Cost of product sales for 2003, 2002 and 2001 were $3.1 million, $4.0 million and $3.9 million, respectively. The decrease in cost of sales in 2003 compared to 2002 was the result of the three factors described above under operating expenses as well as a result of the decrease in revenues for 2003 compared to 2002.

The increase in cost of sales in 2002 compared to 2001 of $60 thousand or 1.5% is primarily the result of the inventory valuation adjustments described above.

Gross margins on product revenue for 2003, 2002 and 2001 were 21%, 11% and 12% respectively. The increase in gross margins in 2003 is primarily the result of the three factors described above under operating expenses.

Gross margins of 11% in 2002 declined from gross margins of 12% in 2001 primarily due to the inventory valuation adjustments made in 2002.

Selling, general and administrative (SG&A) expenses for 2003, 2002 and 2001 were $829 thousand, $1.3 million and $1.0 million respectively. The decrease in SG&A expenses in 2003 compared to 2002 primarily resulted from lower commissions paid due to lower sales of certain products, reduced travel expenses, and lower salary expenses. The increase in 2002 compared to 2001 primarily resulted from increased personnel in the sales and marketing function as well as increased commissions paid to the Company`s representative in Europe.

Other Income and Expense, Net

The Company had net other income (expense) of ($38 thousand), $13 thousand and ($7) thousand for 2003, 2002 and 2001, respectively. The other expense in 2003 is primarily interest expense for production equipment on capital leases, as well as interest paid to the Company`s President on outstanding borrowings under the line-of-credit as discussed below. In 2002, the interest expense for production equipment on capital leases was offset by other income from resolution with a customer of the status of a payment made for tooling charges for which the Company was reimbursed. In 2001, the interest expense for production equipment on capital leases was partially offset by sales of obsolete equipment.

Income Taxes

The Company provided for no income tax expense for 2003, 2002 and 2001. The Company paid no income tax in 2003, 2002 and 2001 due to its net operating losses.

Certain provisions of the Internal Revenue Code limit the annual utilization of net operating loss carryforwards if, over a three-year period, a greater than 50% change in ownership occurs. The Company believes that it did not exceed the 50% ownership change in the three-year period ending December 27, 2003; therefore, at December 27, 2003 all net operating loss carryforwards are available to offset future taxable income.

Liquidity and Capital Resources

Cash on hand of $190 thousand at year-end 2003 reflects an increase of $39 thousand or 26% from cash on hand of $151 thousand at year-end 2002. This increase in cash was generated by operations in Q4 2003 as revenue increased.

Cash on hand of $151 thousand at year-end 2002 reflects a decrease of $149 thousand from cash on hand of $300 thousand at year-end 2001.

In 2003, operations generated cash of $118 thousand, investing activities, namely the purchase of equipment, consumed cash of $18 thousand, and financing activities, namely principal payments of capital lease obligations, consumed cash of $61 thousand. Manufacturing tightly controlled spending in 2003, and as demand increased, particularly in Q4, management constrained spending so that revenues increased faster than spending.

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

In March 2003, the Company entered into a line-of-credit agreement with the Company`s President, with maximum available borrowings of $200,000; no amount was outstanding on this line- of-credit at year-end 2003. The original expiration date on this agreement was January 16, 2004, however, the expiration date has been extended by the Company`s President to January 16, 2005.

In 2003, 2002 and 2001 the Company financed its operations through funds generated from operations, sales of fixed assets, consumption of available cash balances, and drawing on the line of credit described above.

Contractual Obligations

The Company`s contractual obligations at year-end 2003 consist of the following:
	Payments Due by Period
	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations, including interest	$344,863	$124,692	$170,315	$49,856	None

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Newly Issued Accounting Pronouncements and Future Accounting Changes

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 provides new guidance on the accounting for a business combination at the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. The provisions of SFAS No. 141 are effective immediately, except with regard to business combinations initiated prior to June 30, 2001. SFAS No. 142 is effective as of January 1, 2002. Goodwill and other intangible assets determined to have an indefinite useful life that are acquired in a business combination completed after July 1, 2001, will not be amortized, but will continue to be evaluated for impairment in accordance with appropriate pre- SFAS 142 accounting literature. Goodwill and other intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets will no longer be amortized and will be tested for impairment at least annually and written down only when impaired. This statement applies to existing goodwill and intangible assets beginning with fiscal years starting after December 15, 2001. The adoption of this standard did not have a material effect on the Company`s financial statements.

On August 16, 2001, FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long- lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of this standard did not have a material effect on the Company`s financial statements.

On October 3, 2001, FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that replaced FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets To Be Disposed Of." The primary objectives of this project were to develop one accounting model based on the framework established in Statement No. 121 for long-lived assets to be disposed of by sale and to address significant implementation issues. The accounting model for long- lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The adoption of this standard in 2003 did not have a material effect on the Company`s financial statements.

In June 2002, FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement No. 146 states that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that are incurred over a period of time. The adoption of this standard did not have a material effect on the Company`s financial statements.

In November 2002, FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor`s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statement periods ending after December 15, 2002. The Company adopted FIN 45 effective as of its first quarter of fiscal 2003, which did not have a material effect on the Company`s results of operations or financial position.

On December 31, 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 requires accounting policy note disclosures to provide the method of stock option accounting for each year presented in the financial statements and, for each year until all years presented in the financial statements recognize the fair value of stock-based compensation. Also, SFAS No. 148 provides two additional transition methods that eliminate the ramp-up effect resulting from applying the expense recognition provisions of SFAS No. 123. The transition provisions and annual statement disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim statement disclosure requirements were effective for the first interim statement that includes financial information after December 15, 2002. The Company adopted the provisions of this standard effective December 15, 2002 and adoption of this standard did not have a material effect on the Company`s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities". This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity`s expected losses, is entitled to receive a majority of the entity`s expected residual returns, or both. FIN 46 also requires disclosures about unconsolidated variable interest entities in which an enterprise holds a significant variable interest. FIN 46 is currently effective for variable interest entities created or entered into after January 31, 2003. FASB Staff Position 46-6, which was issued in October 2003, delayed the effective date of FIN 46 to the first reporting period ending after December 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the language used in FIN 45, and amends certain other existing pronouncements. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company`s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), which, under previous guidance, may have been classified as equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall generally be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company`s results of operations or financial position.

Inflation

Inflation had no material effect on the results of operations or financial condition during 2003. 2002 or 2001. There can be no assurance however, that inflation will not affect the Company`s operations or business in the future.

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

In connection with the audits for the year ended December 29, 2001 and through the date of the change of accountants, there were no disagreements with PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction would have caused them to make reference in connection with their opinion on the subject matter of the disagreements.

The report of PricewaterhouseCoopers LLP on the Company`s consolidated financial statements for the years ended December 29, 2001 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

Item 9a. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. As of the end of our year ended December 27, 2003, an evaluation of the effectiveness of our "disclosure controls and procedures" (as such term si defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that fiscal year, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

It should be noted that while our management believes that our disclosure controls and procedures provide a reasonable level of assurance, they do not expect that our disclosure controls and procedures or internal financial controls will prevent all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

(b) Changes in Internal Control Over Financial Reporting. During the year ended December 27, 2003, there were no changes in our internal control structure that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The directors and executive officers of the Company as of December 27, 2003 are listed below.

Name	Age	Position
Grant C. Bennett	49	President, Chief Executive Officer, Treasurer and Director
H. Kent Bowen	62	Director
Francis J. Hughes, Jr.	53	Director

Mr. Grant C. Bennett has held the positions of President, Chief Executive Officer and Director of the Company since September, 1992. Prior to that time, he served as Vice President-Marketing and Sales of the Company from November, 1985 to September, 1992. Before joining CPS, Mr. Bennett was a consultant at Bain & Company, a Boston-based management consulting firm.

Dr. H. Kent Bowen has served as a Professor at Harvard Business School since July, 1992. Prior to that time, he held the position of Ford Professor of Engineering at the Massachusetts Institute of Technology (`MIT`) from 1981 to 1992. Dr. Bowen served as Co-Founder of the Leaders for Manufacturing Program at MIT. Dr. Bowen has been a Director of the Company since 1984 and served as Chairman of the Board of Directors of the Company from 1984 to August, 1988. Dr. Bowen is also a Director of Align Technologies.

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

Audit Committee

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are H. Kent Bowen and Francis J. Hughes, Jr.

Audit Committee Financial Expert

The Board of Directors has determined that Francis J. Hughes, Jr. is an audit committee financial expert as defined by Item 401(h) of Regulations S-K of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Code of Ethics

The Company has adopted a code of business conduct and ethics for directors, officers, (including the principal executive officer, principal financial officer and controller) and employees, known as the CPS Code of Conduct. The CPS Code of Conduct is available by contacting the Company`s human resource department.

Item 11. Executive Compensation

The following table sets forth certain information with respect to the annual and long-term compensation of the Company`s Chief Executive Officer for the three fiscal years ended December 27, 2003. No other executive officer of the Company during these years received total annual salary and bonus in excess of $100,000.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
Name & Position	Year	Salary	Bo-nus	Other Com-pensa-tion	Options / SARs	LTIP Pay-outs	All Other Compensa-tion
Grant C. Bennett	2003	$80,669	$0	$0	$0	`$0	$0
President & Chief	2002	$103,491	$0	$0	$0	$0	$0
Executive Officer	2001	$128,915	$0	$0	$0	$0	$0

The Company`s President and Chief Executive Officer did not receive option grants during year 2003. During fiscal year 2003 no options were exercised by him, and at the end of fiscal year 2003 no options were held by him.

Directors` Fees

The Company adopted the 1999 Stock Incentive Plan ("1999 Plan") on January 22, 1999. Under the terms of the 1999 Plan, all of the Company`s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock awards, or other stock-based awards. In 2003, options to purchase 8,000 shares of the Company`s Common Stock were granted to each of the non-employee directors, namely Dr. Bowen and Mr. Hughes. All options granted are nonstatutory stock options granted at the fair market value of the stock, are exercisable one year from the date of grant, and expire ten years from the date of grant. The 1999 Plan includes provisions for the acceleration of vesting in the event of a change in control of the Company.

Outside directors may receive expense reimbursements for attending board and committee meetings. Directors who are officers or employees of the Company do not receive any additional compensation for their services as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of December 27, 2003, with respect to the beneficial ownership of the Company`s Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each Director of the Company, (iii) each Executive Officer of the Company named above in the Summary Compensation Table, and (iv) all Directors and Officers as a group:
Name and Address of Beneficial Owner	Common Stock Beneficially Owned	Notes (1)	Percentage of Shares of Common Stock Outstanding
ARD Master, L.P. 30 Federal Street Boston, MA 02110-2508	2,184,789	(2)	17.7%
Waco Partners c/o Wechsler & Co., Inc. 105 South Bedford Road, Suite 30 Mt. Kisco, NY 10549	1,669,980		13.6%
DIRECTORS AND OFFICERS:
Grant C. Bennett Director & Officer	1,612,331		13.1%
H. Kent Bowen Director	40,000	(3)	*
Francis J. Hughes, Jr. Director	2,224,789	(4)	18.1%
	--------------		--------------
All directors and officers as a group (three persons)	3,877,120	(5)	31.3%
	========		========

*Less than 1% of the total number of outstanding shares of Common Stock.

1. The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, each stockholder referred to above has sole voting and investment power respect to the shares listed.

2. Consists of 2,184,789 shares owned by ARD Master L.P., Excludes options to purchase 40,000 shares of common stock held by Mr. Hughes.

3. Consists of options to purchase 40,000 shares of common stock.

4. Consists of shares described in Footnote 2 above owned by ARD Master, L.P., and options to purchase 40,000 shares of common stock held by Mr. Hughes.

5. Consists of all shares and options to purchase shares described in Footnotes 3,4 and 5 above, and shares owned by Grant C. Bennett listed in above table.

Item 13. Certain Relationships and Related Transactions

The Company`s President has provided the Company with a line-of-credit which expires on January 16, 2005. Such agreement provides for maximum available borrowings of $200,000, and is secured by the Company`s trade accounts receivable. There were no amounts outstanding under such agreement at December 27, 2003.

Item 14. Principal Accounting Fees and Services.

Not applicable.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Documents filed as part of this Form 10-K.

1.a Financial Statements

The financial statements filed as part of this Form 10-K are listed on the Index to Consolidated Financial Statements of this Form 10-K.

1.b Financial Statement Schedules:

Schedule II Valuation and Qualifying Account for the three years in the period ended December 27, 2003.

2.a. Exhibits

The exhibits to this Form 10-K are listed on the Exhibit Index of this Form 10-K.

2.b. Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CERAMICS PROCESS SYSTEMS CORPORATION
By:	/s/ Grant C. Bennett President March 26, 2004

Pursuant to the Requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Grant C. Bennett	President, Treasurer and Director (Principal Executive Officer)	March 26, 2004
Grant C. Bennett

/s/ H. Kent Bowen	Director	March 26, 2004
H. Kent Bowen

/s/ Francis J. Hughes, Jr.	Director	March 26, 2004
Francis J. Hughes

CERAMICS PROCESS SYSTEMS CORPORATION
EXHIBIT INDEX
Exhibit No.	Description
3.1*	Restated Certificate of Incorporation of the Company, as amended, is incorporated herein by reference to Exhibit 3 to the Company`s Registration Statement on Form 8-A (File No. 0-16088)
3.2*	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3.2 to the Company`s Registration Statement on Form S-1 (File No. 33-14616)(the `1987 S-1Registration Statement`)
4.1*	Specimen certificate for shares of Common Stock of the Company is incorporated herein by reference to Exhibit 4 to the 1987 S-1 Registration Statement
4.2*	Description of Capital Stock contained in the Restated Certificate of Incorporation of the Company, as amended, filed as Exhibit 3.1
10.1* (1)	1984 Stock Option Plan of the Company, as amended, is incorporated herein by reference to Exhibit 10(b) to the Company`s Annual Report on Form 10-K for the year ended December 31, 1988
10.2* (1)	1989 Stock Option Plan of the Company, is incorporated by reference to Exhibit 10.6 to the Company`s 1989 S-1 Registration Statement
10.3* (1)	1992 Director Stock Option Plan is incorporated by reference to Exhibit 10.5 to the Company`s Annual Report on Form 10-K for the fiscal year ended December 28, 1991
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

INDEPENDENT AUDITORS` REPORT

To the Board of Directors and Stockholders of

Ceramics Process Systems Corporation:

We have audited the accompanying consolidated balance sheet of Ceramics Process Systems Corporation and subsidiary as of December 27, 2003 and December 28, 2002 and the related consolidated statements of operations, stockholders` equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company`s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits. The consolidated financial statements of Ceramics Process Systems Corporation and subsidiary for the year ended December 29, 2001 were audited by other auditors whose report dated March 1, 2002 expressed an unqualified opinion.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements for the years ended December 27, 2003 and December 28, 2002 present fairly, in all material respects, the financial position of Ceramics Process Systems Corporation and subsidiary as of December 27, 2003 and December 28, 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the December 27, 2003 and December 28, 2002 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Sansiveri, Kimball & McNamee, L.L.P.

Providence, Rhode Island

March 8, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Ceramics Process Systems Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Ceramics Process Systems and its subsidiaries at December 29, 2001 and the result of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company`s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentations. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers L.L.P.

Boston, Massachusetts

March 1, 2002

CERAMICS PROCESS SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS
	December 27,	December 28,
	2003	2002
ASSETS	-------------	-------------

Current assets:
Cash and cash equivalents	$ 189,533	$ 150,772
Accounts receivable-trade, net of allowance for doubtful
accounts of $1,100 as of December 27, 2003 and
$24,000 as of December 28, 2002	659,318	391,266
Inventories	347,695	346,747
Prepaid expenses	45,184	8,716
	-------------	-------------
Total current assets	1,241,730	897,501

Property and equipment:
Production equipment	2,613,235	2,595,708
Furniture and office equipment	197,311	197,311
Accumulated depreciation	(2,135,095)	(1,734,516)
and amortization
	-------------	-------------
Net property and equipment	675,451	1,058,503
	-------------	-------------
Total Assets	$1,917,181	$1,956,004
	=============	=============

Continued 1

CERAMICS PROCESS SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS
	December 27,	December 28,
LIABILITIES AND STOCKHOLDERS`	2003	2002
EQUITY	-------------	-------------

Current liabilities:
Accounts payable	$ 173,302	$ 134,090
Current portion of obligations
under capital leases	96,649	70,135
Accrued expenses	115,792	112,909
	-------------	-------------
Total current liabilities	385,743	317,653

Deferred revenue	133,884	133,884
Obligations under capital
leases less current portion	195,794	283,676
	-------------	-------------
Total liabilities	715,421	735,214
	-------------	-------------
Stockholders` Equity
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 12,316,092 shares
at December 27, 2003 and
December 28, 2002	123,161	123,161

Additional paid-in capital	32,657,585	32,657,585

Accumulated deficit	(31,518,149)	(31,499,120)

Less treasury stock, at cost,
22,883 common shares	(60,835)	(60,835)
	-------------	-------------
Total stockholders` equity	1,201,761	1,220,790
	-------------	-------------
Total liabilities and stockholders`
equity	$1,917,181	$1,956,004
	=============	=============

See accompanying summary of accounting policies and notes to financial statements.

Concluded 2

CERAMICS PROCESS SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
	December 27,	December 28,	December 29,
	2003	2002	2001
	------------	------------	------------
Revenues:
Product sales	$ 3,968,488	$4,456,983	$4,438,624
License and royalty revenue	25,202	36,917	22,994
	------------	------------	------------
Total Revenues	3,993,690	4,493,900	4,461,618

Operating expenses:
Cost of product sales	3,146,354	3,957,599	3,897,657
Selling, general, and
administrative	828,829	1,283,796	1,036,616
	------------	------------	------------
Total operating expenses	3,975,183	5,241,395	4,934,273
	------------	------------	------------
Income (loss) from operations	18,507	(747,495)	(472,655)

Other income (expense), net	(37,536)	13,186	(6,854)
	------------	------------	------------
Net loss	$ (19,029)	$ (734,309)	$ (479,509)
	============	============	============
Net loss per
basic common share	$ (0.00)	$ (0.06)	$ (0.04)
	=======	=======	=======

Weighted average number of
basic common shares
outstanding	12,293,209	12,292,716	12,291,528
	============	============	============
Net loss per
Diluted common share	$ (0.00)	$ (0.06)	$ (0.04)
	=======	=======	=======
Weighted average number of
diluted common shares
outstanding	12,293,209	12,292,716	12,291,528
	============	============	============

See accompanying summary of accounting policies and notes to financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS` EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 27, 2003, DECEMBER 28, 2002,

AND DECEMBER 29, 2001

	Common stock					Stock-
	----------		Additional			holders`
	Number	Par	Paid-in	Accumulated	Treasury	equity
	of shares	Value	capital	deficit	stock	(deficit)
	----------	-----	----------	----------	------	--------

Balance at December 30, 2000
	12,310,352	$ 123,104	$ 32,656,608	$ (30,285,302)	$ (60,835)	$ 2,433,575

Issuance of common stock pursuant to exercise of stock options
	4,869	48	828	--	--	876

Net loss
	--	--	--	(479,509)	--	(479,509)

Balance at December 29, 2001
	----------------	----------------	----------------	----------------	----------------	----------------
	12,315,221	123,152	32,657,436	(30,764,811)	(60,835)	1,954,942

Issuance of common stock pursuant to exercise of stock options
	871	9	148	--	--	157

Net loss
	--	--	--	(734,309)	--	(734,309)

Balance December 28, 2002
	----------------	----------------	----------------	----------------	----------------	----------------
	12,316,092	123,161	32,657,585	(31,499,120)	(60,835)	1,220,790

Net loss
	--	--	--	(19,029)	--	(19,029)

Balance at December 27, 2003
	----------------	----------------	----------------	----------------	----------------	----------------
	12,316,092	$ 123,161	$ 32,657,585	$ (31,518,149)	$ (60,835)	$1,201,761
	==========	==========	===========	===========	========	==========

See accompanying summary of accounting policies and notes to financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
	December 27,	December 28,	December 29,
	2003	2002	2001
	---------	---------	---------
Cash flows from operating activities:
Net loss	$ (19,029)	$ (734,309)	$ (479,509)
Adjustments to reconcile net loss to cash
provided (used) in operating
activities:
Depreciation and amortization	400,579	371,097	351,715
Provision for inventory write-down	10,000	328,919	--
Gain on disposal of equipment	--	--	(8,934)
Bad debt expense	24,791	20,000	--
Changes in assets and liabilities:
Accounts receivable - trade	(292,843)	373,374	15,583
Inventories	(10,948)	(47,797)	(60,737)
Prepaid expenses	(36,468)	10,596	(14,170)
Accounts payable	38,692	(273,413)	108,367
Accrued expenses	2,883	(3,686)	(27,845)
	---------	---------	---------
Net cash provided by (used in)	117,657	44,781	(115,530)
operating activities
	---------	---------	---------
Cash flows from investing activities:
Proceeds from sale of assets	--	--	8,934
Additions to property and equipment	(9,427)	(136,792)	(201,263)
	---------	---------	---------
Net cash used
in investing activities	(9,427)	(136,792)	(192,329)
	---------	---------	---------
Cash flows from financing activities:
Payment of capital lease obligations	(69,469)	(57,120)	(65,662)
Proceeds from issuance of common
Stock		157	876
	---------	---------	---------
Net cash used in
financing activities	(69,469)	(56,963)	(64,786)
	---------	---------	---------
Net increase (decrease) in cash and cash
equivalents	38,761	(148,974)	(372,645)
Cash and cash equivalents at beginning of	150,772	299,746	672,391
the year
	---------	---------	---------
Cash and cash equivalents at end of year	$ 189,533	$ 150,772	$ 299,746
	=========	=========	=========
Non-cash financing and investing activities
Acquisition of machinery under capital leases	$ 8,100	$ 278,133	$ 125,639
	=========	=========	=========

See accompanying summary of accounting policies and notes to financial statements.

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

  The Company has an accumulated deficit of approximately $31.5 million at December 27, 2003 and incurred net losses of $19,029 for fiscal year 2003 and $734,309 for fiscal year 2002. Management believes that cash flows from operations and existing cash balances will be sufficient to fund the Company`s cash requirements for the foreseeable future. However, there is no assurance that the Company will be able to generate sufficient revenues or reduce certain discretionary spending in the event that planned operations goals are not met, such that the Company will be able to meet its obligations as they become due. The Company has entered into a line-of credit agreement with its President with maximum available borrowings of $200,000. Such agreement will provide the Company with availability of additional debt financing.

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

(2)(e) Property and Equipment

Property and equipment are stated at cost. Depreciation of equipment is calculated on a straight-line basis over the estimated useful life, generally five years for production equipment and three years for computer equipment and software. Amortization of equipment under capital leases is calculated on a straight-line basis over the life of the lease. Maintenance and repairs are charged to expenses as incurred. Upon retirement or sale, the cost and related accumulated depreciation or amortization are removed from their respective accounts. Any gains or losses are included in the results of operations in the period in which they occur.

(2)(f) Revenue Recognition

The Company recognizes product revenue from product sales at the time of shipment and passage of title. Revenue related to license agreements is recognized upon receipt of the license payment or over the license period, if the Company has continuing obligations under the agreement. Advance payments in excess of revenue recognized are recorded as deferred revenue.

(2)(g) Research and Development Costs

The Company continues to perform product development under prototype manufacturing agreements with customers. In fiscal 2003, 2002 and 2001 the Company did not incur any costs for research and development and did not perform any externally funded research and development programs. In prior periods research and development costs were charged to expense as incurred.

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

(2)(k) Recent Accounting Pronouncements

Newly Issued Accounting Pronouncements and Future Accounting Changes

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor`s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statement periods ending after December 15, 2002. The Company adopted FIN 45 effective as of its first quarter of fiscal 2003, which did not have a material effect on the Company`s results of operations or financial position.

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 requires accounting policy note disclosures to provide the method of stock option accounting for each year presented in the financial statements and, for each year until all years presented in the financial statements recognize the fair value of stock-based compensation. Also, SFAS No. 148 provides two additional transition methods that eliminate the ramp-up effect resulting from applying the expense recognition provisions of SFAS No. 123. The transition provisions and annual statement disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim statement disclosure requirements were effective for the first interim statement that includes financial information after December 15, 2002. The Company adopted the provisions of this standard effective December 15, 2002 and adoption of this standard did not have a material effect on the Company`s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities". This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity`s expected losses, is entitled to receive a majority of the entity`s expected residual returns, or both. FIN 46 also requires disclosures about unconsolidated variable interest entities in which an enterprise holds a significant variable interest. FIN 46 is currently effective for variable interest entities created or entered into after January 31, 2003. FASB Staff Position 46-6, which was issued in October 2003, delayed the effective date of FIN 46 to the first reporting period ending after December 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the language used in FIN 45, and amends certain other existing pronouncements. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company`s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), which, under previous guidance, may have been classified as equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall generally be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company`s results of operations or financial position.

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

(2)(n) Fiscal Year-End

The Company`s fiscal year end is the last Saturday in December or the first Saturday in January, which results in a 52- or 53-week year. Fiscal years 2003, 2002 and 2001 consisted of 52 weeks.

(2)(o) Stock-Based Compensation Plans

The Company has adopted the disclosure requirements of Statements of Financial Accounting Standards (SFAS) No.123, `Accounting for Stock-Based Compensation`. The Company continues to recognize compensation costs using the intrinsic value based method described in Accounting Principles Board Opinion No. 25, `Accounting for Stock Issued to Employees`. No stock-based compensation costs were recognized in 2003, 2002 and 2001.

(3) Inventories

As of December 27, 2003 and December 28, 2002 inventories consisted of the following:
	December 27,	December 28,
	2003	2002
	-------------	-------------

Raw materials	$ 23,413	$ 19,132
Work in process	136,124	126,159
Finished Goods	198,158	333,456
	-------------	-------------
Subtotal	357,695	478,747
Reserve for obsolete
inventories	(10,000)	(132,000)
	-------------	-------------
	$ 347,695	$ 346,747
	============	============

(4) Leases

At December 27, 2003, the Company had production equipment with a cost of $411,869 and accumulated amortization of $144,068 under capital leases. At December 28, 2002 the Company had production equipment with a cost of $403,769 and accumulated amortization of $62,505 under capital leases.

Future payments required under capital lease obligations are as follows at
December 27, 2003:
Year	Future Payments
2004	$ 124,692
2005	102,476
2006	67,839
2007	49,856
-------------
Total future minimum lease payments	344,863
Less amount representing interest	52,420
-------------
Present value of net future lease payments	292,443
Less current portion	96,649
-------------
Long-term obligation under capital leases	$195,794
=======

The Company operates as a tenant-at-will in two locations. Total rental expense for operating leases was $103,290, $109,538, and $93,223 for fiscal years 2003, 2002 and 2001, respectively.

(5) Stock-Based Compensation Plans

In 2003, no Company employees exercised options. In 2002, a Company employee exercised options for 871 shares of common stock with a market price of $0.18. In 2001 Company employees exercised options for 4,869 shares of common stock with market prices between $0.40 and $0.44.

In 2003, the Company granted 420,000 options at a fair market value of $0.31 under the 1999 Stock Incentive Plan. In 2002, the Company granted 16,000 options at a fair market value of $0.58 under the 1999 Stock Incentive Plan. In 2001, the Company granted 274,750 options at fair market values of $0.30 to $0.60 under the 1999 Stock Incentive Plan. As of December 27, 2003, the total number of options outstanding under all option plans was 1,166,113.

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

Under the 1999 Plan a total of 1,250,000 shares of common stock is available for issuance, of which 325,000 shares remain available for grant as of December 27, 2003.

As of December 27, 2003, the 1999 Plan is the only stock option plan from which awards can be made as all other options plans have expired. The 1989 Stock Option Plan expired on February 22, 1999 and no additional grants can be made from this plan. The 1992 Director Stock Option Plan expired on April 16, 1998 and no additional grants can be made from this plan. A total of 241,113 options granted under the 1989 Plan prior to its expiration date were outstanding as of December 27, 2003.

The following is a summary of stock option activity for all of the above plans for the fiscal years 2003, 2002 and 2001.
	2003		2002		2001
	-------		-------		-------
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	-----	-----	-----	-----	-----	-----
Outstanding at
beginning of year	880,513	$ 0.74	1,015,484	$ 0.80	783,987	$ 0.98
Granted at
fair market value	420,000	$ 0.31	16,000	$ 0.58	274,750	$ 0.35
Exercised	--	$ -	(871)	$ 0.18	(4,869)	$ 0.18
Cancelled	(134,400)	$ 0.86	(150,100)	$ 1.14	(38,384)	$ 1.21
	-----	-----	-----	-----	-----	-----
Outstanding at
end of year	1,166,113	$ 0.57	880,513	$ 0.74	1,015,484	$ 0.80
	======	======	======	======	======	======
Options exercisable
at year-end	592,963	$ 0.73	568,330	$ 0.76	471,433	$ 0.85
	======	======	======	======	======	======

The following table summarizes information about stock options outstanding at
December 27, 2003:
	Options Outstanding			Options Exercisable
	---------------------			----------------
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
-----	-----	-----	-----	-----	-----

$0.00 to $0.20	196,113	2.4	$ 0.18	196,113	$ 0.18
$0.21 to $0.50	592,750	8.9	$ 0.31	92,000	$ 0.30
$0.51 to $0.80	24,000	8.2	$ 0.59	24,000	$ 0.59
$0.81 to $1.10	178,500	5.8	$ 1.00	137,800	$ 1.00
$1.11 to $1.40	125,750	6.4	$ 1.27	94,850	$ 1.27
$1.41 to $2.88	49,000	4.3	$ 2.06	48,200	$ 2.07
	-----------			----------
$0.18-$2.88	1,166,113	6.8	$ 0.57	592,963	$ 0.73
	========	====	=======	=======	======

The fair value of each option grant under SFAS 123 is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents the annualized weighted average values of the significant assumptions used to estimate the fair values of the options:
	2003	2002	2001
	-----	-----	-----
Options issued	420,000	16,000	274,750
Risk-free interest rate	3.04%	5.04%	4.61%
Expected life in years	7	7	7
Expected volatility	174%	176%	98%
Expected dividends	0	0	0

All options are granted at the fair market value on the date of grant.

Had compensation cost for the Company`s employee stock option plans been recorded based on the fair value of awards at grant date consistent with the alternative method prescribed by SFAS 123, the Company`s pro forma net loss for 2003, 2002 and 2001 would have been ($87,585), ($833,217), and ($585,155) respectively. Loss per share for 2003, 2002 and 2001 would have been ($0.01), ($0.07) and ($0.05), respectively. The pro forma amounts include amortized fair values attributable to options granted after December 15, 1994 only and therefore, are not likely to be representative of the effects on reported net income for future years.

(6) Accrued Expenses

Accrued expenses consist of the following:
	December 27,	December 28,
	2003	2002
	-------------	-------------

Accrued legal and
accounting	$ 38,725	$ 33,500
Accrued payroll	75,815	60,566
Accrued other	1,252	18,843
	-------------	-------------
	$ 115,792	$ 112,909
	=============	=============

(7) Line of Credit - Officer

In March 2003, the Company`s President executed a line-of-credit agreement to provide the Company up to $200,000. Such agreement, which expires in January 2004, requires monthly payments of interest only at 1.5% above the prime rate, with all unpaid principal and accrued interest due on January 16, 2004. The agreement is collateralized by the Company`s trade accounts receivable. There were no amounts outstanding under such agreement at December 27, 2003. In January 2004, the Company`s President extended the expiration date of the agreement to January 14, 2005.

(8) Income Taxes

Deferred tax assets (liabilities) as of December 27, 2003 and December 28, 2002 are as follows:
Deferred Tax Assets (liability)	December 27, 2003	December 28, 2002

Net operating loss
Carryforwards	$ 8,563,000	$ 10,012,660
Credit carryforwards	121,723	121,723
Deferred revenue	45,520	45,520
Depreciation	(129,885)	(116,015)
Reserve for obsolete inventory	3,400	44,880
	-----------------	-----------------
Total deferred tax asset	8,603,758	10,108,768
Valuation allowance	(8,603,758)	(10,108,768)
	-----------------	-----------------
Net deferred tax asset	$ -	$ -
	=========	=========

Due to the uncertainty related to the realization of the net deferred tax asset, a full valuation allowance has been provided. At December 27, 2003, the Company had net operating loss carryforwards of approximately $24.9 million available to offset future income for U.S. Federal income tax purposes, and $1.3 million for state income tax purposes. These operating loss carryforwards expire at various dates from the years 2004 through 2023 for federal income tax purposes, and through 2008 for state income tax purposes.

Income tax (benefit) expense is different from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income as a result of the following:
Years Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Benefit at statutory rate	$ (6,500)	$ (249,600)	$ (163,000)
State tax benefit, net of federal tax benefit	(500)	(18,000)	(12,000)
Valuation allowance	7,000	267,600	175,000
	-----------	-----------	-----------
Total	$ --	$ --	$ --
	======	======	======

Certain provisions of the Internal Revenue Code limit the annual utilization of net operating loss carryforwards if, over a three-year period, a greater than 50% change in ownership occurs. The Company believes that it did not exceed the 50% ownership change in the three-year period ended December 27, 2003, therefore as of year-end 2003 all net operating loss carryforwards are available to offset future taxable income.

(9) Retirement Savings Plan

Effective September 1, 1987, the Company established the Retirement Savings Plan (the `Plan`) under the provisions of Section 401 of the Internal Revenue Code. Employees, as defined in the Plan, are eligible to participate in the Plan after 30 days of employment. Under the terms of the Plan, the Company may match employee contributions under such method as described in the Plan and as determined each year by the Board of Directors. Through December 27, 2003, no employer matching contributions had been made to the Plan since inception.

(10) Concentrations of Credit Risk, Significant Customers and Geographic Information

Financial instruments which subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. As of December 27, 2003, the Company had approximately $90,000 of cash deposits which exceed the Federal Deposit Insurance Corporation (FDIC) limit of $100,000. The Company maintains such cash deposits in a high credit quality financial institution.

The Company extends credit to customers which consist principally of microelectronics systems companies in the United States, Europe and Asia. Management conducts on-going credit evaluations of its customers, and historically the Company has not experienced any significant credit-related losses with respect to its trade accounts receivable. As of December 27, 2003, the Company had trade accounts receivable due from four customers that accounted for 85% of total trade accounts receivable as of that date. Management believes that any credit risks have been properly provided for in the accompanying financial statements.

Significant customers in 2003, 2002 and 2001 were as follows:
Year Ended	Significant Customer	Percent of Total Revenues

December 27, 2003	A	57%
	B	19%
	C	11%

December 28, 2002	A	31%
	B	22%
	C	12%

December 29, 2001	A	36%
	B	20%
	C	9%

All of the Company`s long-lived assets and operations are located in the United States. Revenue generated from shipments made to customers` locations outside the United States accounted for 74%, 38% and 26% of total revenue in 2003, 2002 and 2001, respectively. Many of the Company`s customers who are based in the United States conduct design, purchasing and payable functions in the United States, but do manufacturing overseas, therefore instructing the Company to ship to overseas locations.

(12) Earnings Per Share (EPS)

SFAS 128, "Earnings Per Share", requires the following reconciliation of the basic and diluted EPS calculations.
	2003	2002	2001
	------------	------------	------------
Basic EPS Computation:
Numerator:
Net loss	$ (19,029)	$ (734,308)	$ (479,509)

Denominator:
Weighted average
common shares
Outstanding	12,293,209	12,292,716	12,291,528

Basic EPS	$ (0.00)	$ (0.06)	$ (0.04)

Diluted EPS Computation:
Numerator:
Net loss	$ (19,029)	$ (734,308)	$ (479,509)

Denominator:
Weighted average
Common shares
Outstanding	12,293,209	12,292,716	12,291,528
	------------	------------	------------

Total Shares	12,293,209	12,292,716	12,291,528

Diluted EPS	$ (0.00)	$ (0.06)	$ (0.04)

(13) Supplemental Cash Flow Information

Net cash flows from operating activities, as reported in the accompanying statement of cash flows, reflect cash payments for interest of $37,391, $21,101, and $14,056 for fiscal years 2003, 2002 and 2001, respectively. In addition, the Company acquired production equipment of $8,100, $278,133 and $125,637 through the execution of capital leases in fiscal years 2003, 2002 and 2001, respectively.

SCHEDULE II
CERAMICS PROCESS SYSTEMS CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 27, 2003, December 28, 2002

and December 29, 2001

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
2001 Allowance for doubtful accounts	$ --	$12,585	$ --	$ --	$12,585
2002 Allowance for doubtful accounts	$12,585	$20,000	$ --	$8,387	$24,198
2003 Allowance for doubtful accounts	$24,198	$24,791	$--	$47,890	$1,099
2003 Reserve for obsolete inventories	$ 132,000	$10,000	$ --	$132,000	$10,000

EXHIBIT A

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report on Form 10K of Ceramics Process Systems Corporation (the "Company") for the period ended December 27, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Grant C. Bennett, Chief Executive Officer and Controller of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

  the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Dated: March 26, 2004	/s/ Grant C. Bennett Grant C. Bennett President and Treasurer (Principal Executive Officer and Principal Financial Officer)

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
  The registrant`s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant`s auditors and the audit committee of registrant`s board of directors (or persons performing the equivalent functions): (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant`s ability to record, process, summarize and report financial data and have identified for the registrant`s auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal controls; and
  The registrant`s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated: March 26, 2004	/s/ Grant C. Bennett Grant C. Bennett President and Treasurer (Principal Executive Officer and Principal Financial Officer)