Form 10-Q
period 2004-03-27
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 2004-05-07
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 27, 2004
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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of March 27, 2004: 12,316,092.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Balance Sheets

(continued on next page)
	March 27,	December 27,
	2004	2003
	(unaudited)
ASSETS	-------------	-------------

Current assets:
Cash and cash equivalents	$ 122,635	$ 189,533
Accounts receivable-trade, net of allowance
for doubtful accounts of $1,100 as of
March 27, 2004 and December 27, 2003	1,043,848	659,318
Inventories	295,005	347,695
Prepaid expenses	46,530	45,184
	-------------	-------------
Total current assets	1,508,018	1,241,730

Property and equipment:
Production equipment	2,673,957	2,613,235
Furniture and office equipment	199,991	197,311
Accumulated depreciation
and amortization	(2,212,033)	(2,135,095)
	-------------	-------------
Property and equipment, net	661,915	675,451
	-------------	-------------
Total Assets	$2,169,933	$1,917,181
	=============	=============

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Balance Sheets
(continued)
	March 27,	December 27,
LIABILITIES AND STOCKHOLDERS`	2004	2003*
EQUITY	(unaudited)
	-------------	-------------
Current liabilities:
Accounts payable	$ 213,617	$ 173,302
Accrued expenses	183,690	115,792
Current portion of obligations
under capital leases	97,845	96,649
	-------------	-------------
Total current liabilities	495,152	385,743

Deferred revenue	133,884	133,884
Obligations under capital
leases less current portion	170,448	195,794
	-------------	-------------
Total liabilities	799,484	715,421
	-------------	-------------
Stockholders` Equity
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 12,316,092 shares
at March 27, 2004 and December 27, 2003	123,161	123,161

Additional paid-in capital	32,657,584	32,657,584

Accumulated deficit	(31,349,461)	(31,518,150)

Less treasury stock, at cost,
22,883 common shares	(60,835)	(60,835)
	-------------	-------------
Total stockholders` equity	1,370,449	1,201,760
	-------------	-------------
Total liabilities and stockholders`
equity	$2,169,933	$1,917,181
	========	========

*The balance sheet at December 27, 2003 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Statements of Operations (Unaudited)
	Fiscal Quarters Ended
	March 27,	March 29,
	2004	2003
	------------	------------
Product sales	$1,664,391	$ 595,465
	========	=========
Operating expenses:
Cost of product sales	1,230,356	606,165
Selling, general, and
administrative	256,635	184,880
	------------	------------
Total operating expenses	1,486,991	791,045
	------------	------------
Operating income (loss)	177,400	(195,580)

Other expense, net	(8,711)	(10,656)
	------------	------------
Net income (loss)	$ 168,689	$ (206,236)
	========	=========
Net income (loss) per
basic common share	$ 0.01	$ (0.02)
	========	=========

Weighted average number of
basic common shares
outstanding	12,293,209	12,293,209
	========	=========
Net income (loss) per
diluted common share	$ 0.01	$ (0.02)
	========	=========
Weighted average number of
diluted common shares
outstanding	12,725,544	12,293,209
	========	=========

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
	Fiscal Quarter Ended
	March 27,	March 29,
	2004	2003
	---------	---------

Cash flows from operating activities:
Net income (loss)	$ 168,689	$ (206,236)
Adjustment to reconcile net income
(loss) to cash provided by (used in)
operating activities:
Depreciation and amortization	76,938	99,804
Changes in assets and liabilities:
Accounts receivable - trade	(384,530)	24,865
Inventories	52,690	(15,242)
Prepaid expenses	(1,346)	(8,582)
Accounts payable	40,315	2,042
Accrued expenses	67,898	44,540
	---------	---------
Net cash provided by (used in)
operating activities	20,654	(58,809)
	---------	---------
Cash used by investing activities:
Additions to property and equipment	(63,402)	0
	---------	---------
Cash flows from financing activities:
Payment of capital lease obligations	(24,150)	(11,220)
Proceeds from note payable-related party	0	40,000
	---------	---------
Net cash provided by (used in)
financing activities	(24,150)	28,780
	---------	---------
Net decrease in cash	(66,898)	(30,029)
Cash at beginning of period	189,533	150,772
	---------	---------
Cash at end of period	$ 122,635	$ 120,743
	=======	=======

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

The accompanying financial statements for the fiscal quarters ended March 27, 2004 and March 29, 2003 are unaudited. In the opinion of management, the unaudited consolidated financial statements of CPS reflect all adjustments necessary to present fairly the financial position and results of operations for such periods.

The Company`s balance sheet at December 27, 2003 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant`s Annual Report on Form 10-K for the year ended December 27, 2003.

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

The following table presents the calculation of both basic and diluted EPS:

	For periods ended
	March 27,	March 29,
	2004	2003
	------------	------------
Basic EPS Computation:
Numerator:
Net income (loss)	$ 168,689	$ (206,236)

Denominator:
Weighted average
common shares
outstanding	12,293,209	12,293,209

Basic EPS	$ 0.01	$ (0.02)

Diluted EPS Computation:
Numerator:
Net income (loss)	$ 168,689	$ (206,236)

Denominator:
Weighted average
common shares
outstanding	12,293,209	12,293,209
Stock options	432,335	-
	------------	------------

Total Shares	12,725,544	12,293,209

Diluted EPS	$ 0.01	$ (0.02)

Options to purchase 1,156,913 shares of common stock at a weighted-average price of $0.57 were outstanding at March 27, 2004. Options to purchase 817,113 shares of common stock at a weighted average price of $0.71 were outstanding at March 29, 2003. The Company incurred a net loss for the quarter ended March 29, 2003, therefore stock options were not used to compute diluted loss per share since the effect would have been antidilutive.

The Company accounts for its stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no stock-based employee compensation cost is reflected in net income as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-based Compensation," to stock-based employee compensation for the fiscal quarters ended March 27, 2004 and March 29, 2003:
	For periods ended
	March 27, 2004	March 29, 2003
	------------	------------
Net income (loss), as reported	$168,689	$ (206,236)

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	21,262	26,249
	------------	------------
Pro forma net income (loss)	$147,427	$ (232,485)
	=======	=======
Earnings per share:
Basic and diluted - as reported	$0.01	$ (0.02)
Basic and diluted - pro forma	$0.01	$ (0.02)

(4) Inventories

Inventories consist of the following:
	March 27,	December 27,
	2004	2003
	-------------	-------------

Raw materials	$ 16,627	$ 23,413
Work in process	127,382	136,124
Finished goods	160,996	198,158
	-------------	-------------
Subtotal	305,005	357,695
Reserve for obsolete
inventories	(10,000)	(10,000)
	-------------	-------------
Inventories, net	$ 295,005	$ 347,695
	=======	=======

(5) Accrued Expenses

Accrued expenses consist of the following:
	March 27,	December 27,
	2004	2003
	-------------	-------------
Accrued payroll	$ 153,816	$ 75,815
Accrued legal and accounting	18,985	38,725
Accrued other	10,889	1,252
	-------------	-------------
	$ 183,690	$ 115,792
	=======	=======

ITEM 2 MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in this report and the Company`s Annual Report on Form 10-K for the year ended December 27, 2003.

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

Critical Accounting Policies

The critical accounting policies utilized by the Company in preparation of the accompanying consolidated financial statements are set forth in Part I, Item 7 of the Company`s Annual Report on Form 10-K for the year ended December 27, 2003, under the heading "Management`s Discussion and Analysis of Financial Condition and Results of Operations". There have been no material changes to these policies since December 27, 2003.

Results of Operations: First Quarter of 2004 Compared to First Quarter of 2003

Revenues in Q1 2004 of $1.664 million were 180% higher than revenues in Q1 2003 of $595 thousand. This increase in revenues of $1.068 million came from increased demand from both existing and new products. Of the increase in revenues of $1.068 million, 37% or $397 thousand dollars came from increased demand from existing products (meaning increased shipments in Q1 2004 of products that were also being shipped in Q1 2003), and 63% or $672 thousand dollars came from shipments of new products (meaning shipments in Q1 2004 of products that were not being shipped in Q1 2003, or were only being shipped in prototype quantities). Management believes that the excess inventories purchased by customers primarily in 2002 have been depleted and that the purchases being made by most customers in Q1 2004 reflect underlying demand.

Gross margins in Q1 2004 of 26% compare with gross margins in Q1 2003 of negative 2%. In Q1 2003, the Company experienced a two-week plant shutdown as a result of reduced customer demand as described above. The fixed and semi-fixed costs had to be spread over a smaller production volume, resulting in a negative gross margin. In Q4 2003 and Q1 2004 there was a significant increase in demand for the Company`s products which resulted in the Company being able to spread the fixed and semi-fixed costs over a larger production volume. In addition, management has been carefully and aggressively managing costs to ensure the labor force and other variable costs match underlying near-term demand, thus reducing manufacturing inefficiencies and improving gross margins.

Sales, General and Administrative expenses (SG&A) increased to $257 thousand in Q1 2004 from $185 thousand in Q1 2003, a 38% increase. The increase in SG&A expenses is primarily attributable to increased sales commissions, salary increases, and increased travel expenses.

Total operating expenses in Q1 2004 were $1.487 million, an 88% increase from total operating expenses in Q1 2003 of $791 thousand. The increase in total operating expenses derives from an increase of 103% in the cost of sales to $1.230 thousand in Q1 2004 from $606 thousand in Q1 2003, and a 38% increase in SG&A to $257 thousand in Q1 2004 from $185 thousand in Q1 2003.

In Q1 2004 other expense was $9 thousand compared to Q1 2003 other expense of $11 thousand; the difference is primarily a reduction in interest costs.

The Company recorded no tax provision during the quarter ended March 27, 2004 due to the net operating losses being carried forward.

The cumulative effect of these revenues and costs resulted in net income of $169 thousand or $0.01 per basic and dilutive common share in Q1 2004 compared with a net loss of $206 thousand or ($0.02) per basic and dilutive common share in Q1 2003.

Liquidity and Capital Resources

The Company`s cash balance and cash equivalents at March 27, 2004 was $123 thousand compared to cash balance and cash equivalents at December 27, 2003 of $190 thousand, a decrease of $67 thousand or 35%. This decrease is primarily the result of the Company keeping current with respect to its trade accounts payable even though trade accounts receivable increased, and the company purchased approximately $63 thousand of fixed assets in Q1 2004 through cash generated by operations.

Accounts receivable increased to $1.043 million at March 27, 2004 from $659 thousand at December 27, 2003. This change is primarily attributable to differences in timing of shipments within the quarters, as well as higher shipments in Q1 2004 than Q4 2003.

Inventories decreased to $295 thousand at March 27, 2004 from $348 thousand at December 27, 2003. The decrease in inventories is primarily the result of the shipment of product in Q1 2004 that was on-hand as of December 27, 2003, as well as continued actions by management to minimize inventories.

The Company financed its working capital during Q1 2004 with existing cash balances and funds generated by operations. The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2004 from these same sources.

The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company`s ability to achieve its business objectives.

The Company maintains a line-of-credit agreement with the Company`s President, providing for maximum available borrowings of $200,000. Such agreement expires in January 2005. There were no outstanding borrowings on such agreement at December 27, 2003 or March 27, 2004.

Contractual Obligations

As of March 27, 2004, there have been no significant changes in the Company`s contractual obligations, consisting principally of various operating and capital leases, as disclosed at December 27, 2003.

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

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None.

ITEM 2 CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES FO EQUITY SECURITIES.

None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 OTHER INFORMATION

Not applicable.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K:
(a) Exhibits: None

  Reports on Form 8-K

On May 6, 2004, the Company filed a report on Form 8-K relating to the announcement of its financial results for the fiscal quarter ended March 27, 2004, as presented in a press release dated May 6, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ceramics Process Systems Corporation
(Registrant)

Date: May 6, 2004
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

Date: May 6, 2004
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

Date: May 6, 2004
/s/ Grant C. Bennett
Grant C. Bennett
President and Treasurer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Ceramics Process Systems Corporation (the "Company") on Form 10-Q for the three month period ended March 27, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Grant C. Bennett, President and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 6, 2004
/s/ Grant C. Bennett
Grant C. Bennett
President and Treasurer