Form 10-Q
period 2004-06-26
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 2004-08-06
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 26, 2004
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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of June 26, 2004: 12,293,209.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Balance Sheets (Unaudited)
(continued on next page)
	June 26,	December 27,
	2004	2003
	(unaudited)
ASSETS	-------------	-------------

Current assets:
Cash and cash equivalents	$ 363,023	$ 189,533
Accounts receivable-trade, net of allowance
for doubtful accounts of $1,100 as of
June 26, 2004 and December 27, 2003	783,373	659,318
Inventories	403,191	347,695
Prepaid expenses	41,919	45,184
	-------------	-------------
Total current assets	1,591,506	1,241,730

Property and equipment:
Production equipment	2,781,410	2,613,235
Furniture and office equipment	200,852	197,311
Accumulated depreciation	(2,279,182)	(2,135,095)
and amortization	--------------	--------------
Property and equipment, net	703,080	675,451
	-------------	-------------
Total assets	$ 2,294,586	$ 1,917,181
	=============	=============

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Balance Sheets (Unaudited)
(continued)
	June 26,	December 27,
LIABILITIES AND STOCKHOLDERS'	2004	2003*
EQUITY	(unaudited)
	-------------	-------------
Current liabilities:
Accounts payable	$ 222,528	$ 173,302
Accrued expenses	180,438	115,792
Current portion of obligations
under capital leases	96,492	96,649
	-------------	-------------
Total current liabilities	499,458	385,743

Deferred revenue	133,884	133,884
Obligations under capital
Leases, less current portion	149,057	195,794
	-------------	-------------
Total liabilities	782,399	715,421
	-------------	-------------
Stockholders' equity:
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 12,316,092 shares
at June 26, 2004 and December 27, 2003	123,161	123,161

Additional paid-in capital	32,657,584	32,657,584

Accumulated deficit	(31,207,723)	(31,518,150)

Less treasury stock, at cost,
22,883 common shares	(60,835)	(60,835)
	-------------	-------------
Total stockholders' equity	1,512,187	1,201,760
	-------------	=============
Total liabilities and stockholders'
equity	$ 2,294,586	$ 1,917,181
	=============	=============

*The balance sheet at December 27, 2003 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Statements of Operations (Unaudited)
	Fiscal Quarters Ended		Six month Periods Ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
	------------	------------	------------	------------
Product sales	$ 1,417,219	$ 1,106,713	$ 3,081,609	$ 1,702,178
	=======	=======	=======	=======
Operating expenses:
Cost of product sales	973,663	823,659	2,204,018	1,429,824
Selling, general, and
administrative	293,807	244,929	550,442	429,809
	------------	------------	------------	------------
Total operating expenses	1,267,470	1,068,588	2,754,460	1,859,633
	------------	------------	------------	------------
Operating income (loss)	149,749	38,125	327,149	(157,455)

Other expenses, net	(8,011)	(9,106)	(16,722)	(19,762)
	------------	------------	------------	------------
Net income (loss)	$ 141,738	$ 29,019	$ 310,427	$ (177,217)
	=======	=======	=======	=======
Net income (loss) per
basic common share	$ 0.01	$ -	$ 0.03	$ (0.01)
	------------	------------	------------	------------

Weighted average number of
basic common shares
outstanding	12,293,209	12,293,209	12,293,209	12,293,209
	========	========	========	========
Net income (loss) per
diluted common share	$ 0.01	$ -	$ 0.02	$ (0.01)
	------------	------------	------------	------------
Weighted average number of
diluted common shares
outstanding	12,723,096	12,484,200	12,723,389	12,293,209
	========	========	========	========

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
	Six-Month Period Ended
	June 26,	June 28,
	2004	2003
	---------	---------

Cash flows from operating activities:
Net income (loss)	$ 310,427	$ (177,217)
Adjustments to reconcile net income
(loss) to cash provided by (used in)
used in operating activities:
Depreciation & amortization	147,845	199,608
Gain on sale of property and
equipment	(158)	0
Changes in assets and liabilities:
Accounts receivable - trade	(124,056)	(191,926)
Inventories	(55,496)	18,165
Prepaid expenses	3,265	(29,547)
Accounts payable	49,226	60,625
Accrued expenses	64,646	7,050
	---------	---------
Net cash provided (used) by	$ 395,699	$ (113,242)
operating activities
	---------	---------
Cash flows from investing activities:
Additions to property and equipment	(177,816)	0
Proceeds from sale of property and equipment	2,500	0
	---------	---------
Net cash used in investing
activities	(175,316)	0
	---------	---------
Cash flows from financing activities:
Payment of capital lease obligations	(46,893)	(25,859)
Proceeds from note payable-related party	0	40,000
	---------	---------
Net cash provided (used) by
financing activities	$ (46,893)	$ 14,141
	---------	---------
Net increase (decrease) in cash and cash equivalents	173,490	(99,101)
Cash and cash equivalents at beginning of period	189,533	150,772
	---------	---------
Cash and cash equivalents at end of period	$ 363,023	$ 51,671
	=========	=========

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

The accompanying consolidated financial statements for the fiscal quarters ended June 26, 2004 and June 28, 2003 are unaudited. In the opinion of management, the unaudited consolidated financial statements of CPS reflect all adjustments necessary to present fairly the financial position and results of operations for such periods.

The Company`s consolidated balance sheet at December 27, 2003 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

The following table presents the calculation of both basic and diluted EPS:
		Quarters Ended	Six-Month Periods Ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
	------------	------------	------------	------------
Basic EPS Computation:
Numerator:
Net income (loss)	$ 141,738	$ 29,019	$ 310,427	$ (177,217)

Denominator:
Weighted average
common shares
outstanding	12,293,209	12,293,209	12,293,209	12,293,209

Basic EPS	$ 0.01	$ -	$ 0.03	$ (0.01)

Diluted EPS Computation:
Numerator:
Net income(loss)	141,738	29,019	310,427	(177,217)

Denominator:
Weighted average
common shares
outstanding	12,293,209	12,293,209	12,293,209	12,293,209
Stock options	429,887	191,862	430,180	-

Total Shares	12,723,096	12,484,200	12,723,389	12,293,209

Diluted EPS	$ 0.01	$ -	$ 0.02	$ (0.01)

Options to purchase 1,156,113 shares of common stock at a weighted-average price of $0.57 were outstanding at June 26, 2004. Options to purchase 1,214,613 shares of common stock at a weighted-average price of $0.57 were outstanding at June 28, 2003. The Company incurred a net loss for the six months ended June 28, 2003, therefore stock options were not used to compute diluted loss per share since the effect would have been antidilutive.

The Company accounts for its stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no stock-based employee compensation cost is reflected in net income as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-based Compensation," to stock-based employee compensation for the fiscal quarter ended June 26, 2004:
Net income, as reported	$ 141,738

Deduct: Total stock-based employee compensation
expense determined under fair value method for rewards	26,500
--------------
Proforma net income	$ 115,238
========
Earnings per share:
Basic and diluted - as reported	$ 0.01
Basic and diluted - pro forma	$ 0.01
========

(4) Inventories

Inventories consist of the following:
	June 26,	December 27,
	2004	2003
	-------------	-------------
Raw materials	$ 12,714	$ 23,413
Work in process	135,202	136,124
Finished goods	265,275	198,158
	-------------	-------------
Subtotal	$ 413,191	$ 357,695
Reserve for obsolete
inventories	(10,000)	(10,000)
	-------------	-------------
Inventories, net	$ 403,191	$ 347,695
	=============	=============

(5) Accrued Expenses

Accrued expenses consist of the following:
	June 26,	December 27,
	2004	2003
	-------------	-------------
Accrued payroll and payroll taxes	$ 137,143	$ 75,815
Accrued legal and accounting	21,825	38,725
Accrued other	21,470	1,252
	-------------	-------------
	$ 180,438	$ 115,792
	=============	=============
  Note Payable - Related Party

In March 2003, the President of the Company executed a line-of-credit agreement with the Company. Such agreement provides for maximum available borrowings of $200,000, with interest on any outstanding borrowings payable monthly at 1.5% above the prime rate, as published in the Wall Street Journal. The note is collateralized by a security interest in the Company`s accounts receivable, and such note expires on February 1, 2005, at which time all unpaid principal and accrued interest is due. There have been no borrowings under such note in fiscal 2004, and there are no borrowings outstanding under the note as of June 26, 2004.

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

Results of Operations for Second Fiscal Quarter of 2004 (Q2 2004) Compared to the Second Fiscal Quarter of 2003 (Q2 2003)

Total revenue was $1,417 thousand in Q2 2004, a 28% increase from total revenue of $1,107 thousand in Q2 2003. The increase in revenues came both from higher demand for existing products and higher demand for new products. The largest increase in demand was for lids and heatspreaders for application-specific integrated circuits.

Total operating expenses in Q2 2004 were $1,267 thousand, a 19% increase from total operating expenses in Q2 2003 of $1,069 thousand. Cost of product sales in Q2 2004 were $974 thousand, an increase of 18% from cost of product sales in Q2 2003 of $824 thousand. Cost of product sales increased as a result of increased shipments. Gross profit on product sales in Q2 2004 was 31% compared to gross profit on products sales in Q2 2003 of 26%. This increase in gross profit is primarily the result of fixed costs being spread over a larger shipment volume.

Selling, general and administrative (SG&A) expenses were $294 thousand in Q2 2004, a 20% increase from SG&A expenses of $244 thousand in Q2 2003. The increase in SG&A expenses is primarily the result of higher commissions paid to sales representatives and higher salary expenses resulting from salary adjustments.

Results of Operations for First Six Months 2004 Compared to First Six Months of 2003

Total revenue was $3,082 thousand in the first six months of 2004, an 81% increase from total revenue of $1,702 thousand in the first six months of 2003. The increase in revenues came both from higher demand for existing products and higher demand for new products. The largest increase in demand was for lids and heatspreaders for application-specific integrated circuits.

Total operating expenses in the first six months of 2004 were $2,754 thousand, a 48% increase from total operating expenses of $1,430 thousand in the first six months of 2003. Cost of product sales in the first six months of 2004 were $2,204 thousand, a 42% increase from cost of product sales in the first six months of 2003 of $1,430 thousand. Cost of product sales increased as a result of increased shipments. Gross profit on product sales in the first six months of 2004 was 28% compared to gross profit on product sales in the first six months of 2003 of 16%. This increase in gross profit is primarily the result fixed costs being spread over a larger shipment volume.

Selling, general and administrative (SG&A) expenses were $550 thousand in the first six months of 2004, a 42% increase from SG&A expenses in the first six months of 2003 of $430 thousand. The increase in SG&A expenses is the result of higher commissions paid to the sales representatives and higher salary expenses resulting from salary adjustments.

Liquidity and Capital Resources

The Company`s cash balance and cash equivalents at June 26, 2004 was $363 thousand compared to cash balance and cash equivalents at December 27, 2003 of $190 thousand, an increase of $173 thousand or 92%. This increase is primarily the result of positive cash flows generated from operations during the first six months of 2004 of approximately $396 thousand. There were approximately $178 thousand of fixed asset additions that were funded by cash generated from operations and approximately $47 thousand was used to pay down existing capital lease obligations.

Accounts receivable increased to $783 thousand at June 26, 2004 from $659 thousand at December 27, 2003. This change reflects differences in timing of shipments in Q2 2004 compared to Q4 2003. The accounts receivable balance at June 26, 2004 and December 27, 2003 is net of allowance for doubtful accounts of $1 thousand.

Inventories increased to $403 thousand at June 26, 2004 from $348 thousand at December 27, 2003; this increase is primarily the result of a large customer implementing a consigned inventory system during Q2 2004, as well as the fact that increased inventory levels are required to meet the future demand of customers.

The Company financed its working capital during Q2 2004 with existing cash balances, and funds generated by operations. The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2004 from these same sources.

The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company`s ability to achieve its business objectives.

Contractual Obligations

As of June 26, 2004, there have been no significant changes in the Company`s contractual obligations, consisting principally of various operating and capital leases, as disclosed at December 27, 2003.

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

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K:
(a) Exhibits: None

  Reports on Form 8-K

On August 6, 2004, the Company filed a report on Form 8-K relating to the announcement of its financial results for the fiscal quarter ended June 26, 2004, as presented in a press release dated August 6, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ceramics Process Systems Corporation
(Registrant)

Date: August 6, 2004
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

Date: August 6, 2004
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

Date: August 6, 2004
/s/ Grant C. Bennett
Grant C. Bennett
President and Treasurer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Ceramics Process Systems Corporation (the "Company") on Form 10-Q for the three and six month periods ended June 26, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Grant C. Bennett, President and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 6, 2004
/s/ Grant C. Bennett
Grant C. Bennett
President and Treasurer