Form 10-Q
period 2004-09-25
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 2004-11-09
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 25, 2004
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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of September 25, 2004: 12,293,209.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Balance Sheets (Unaudited)
(continued on next page)
	September 25,	December 27,
	2004	2003
	(unaudited)
ASSETS	-------------	-------------

Current assets:
Cash and cash equivalents	$ 378,725	$ 189,533
Accounts receivable-trade, net of allowance
for doubtful accounts of $12,100 as of September 25,
2004 and $1,100 as of December 27, 2003	1,294,592	659,318
Inventories	184,004	347,695
Prepaid expenses	27,291	45,184
	-------------	-------------
Total current assets	1,884,612	1,241,730

Property and equipment:
Production equipment	2,813,137	2,613,235
Furniture and office equipment	206,046	197,311
	-------------	-------------
Accumulated depreciation	(2,346,358)	(2,135,095)
and amortization
	-------------	-------------
Property and equipment, net	672,825	675,451
	-------------	-------------
Total Assets	$ 2,557,437	$ 1,917,181
	=============	=============

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Balance Sheets (Unaudited)
(continued)
	September 25,	December 27,
LIABILITIES AND STOCKHOLDERS`	2004	2003*
EQUITY	(unaudited)
	-------------	-------------
Current liabilities:
Accounts payable	$ 295,586	$ 173,302
Accrued expenses	214,669	115,792
Current portion of obligations
under capital leases	91,100	96,649
	-------------	-------------
Total current liabilities	601,355	385,743

Deferred revenue	133,884	133,884
Obligations under capital
Leases, less current portion	129,444	195,794
	-------------	-------------
Total liabilities	864,683	715,421
	-------------	-------------
Stockholders` Equity
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 12,316,092 shares
at September 25, 2004 and December 27, 2003	123,161	123,161

Additional paid-in capital	32,657,584	32,657,584

Accumulated deficit	(31,027,156)	(31,518,150)

Less treasury stock, at cost,
22,883 common shares	(60,835)	(60,835)
	-------------	-------------
Total stockholders` equity	1,692,754	1,201,760
	-------------	=============
Total liabilities and stockholders`
equity	$ 2,557,437	$ 1,917,181
	=============	=============

*The balance sheet at December 27, 2003 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Statements of Operations (Unaudited)
	Fiscal Quarters Ended		Nine month Periods Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
	------------	------------	------------	------------
Product sales	$ 1,804,863	$ 867,883	$ 4,886,472	$ 2,570,061
	============	============	============	============
Operating expenses:
Cost of product sales	1,323,002	649,803	3,527,020	2,079,626
Selling, general, and
administrative	294,554	202,023	844,996	631,833
	------------	------------	------------	------------
Total operating expenses	1,617,556	851,826	4,372,016	2,711,459
	------------	------------	------------	------------
Operating income (loss)	187,307	16,057	514,456	(141,398)

Other deductions	(6,741)	(9,175)	(23,462)	(28,937)
	------------	------------	------------	------------
Net income (loss)	$ 180,566	$ 6,882	$ 490,994	$ (170,335)
	============	============	============	============
Net income (loss) per
basic common share	$ 0.01	$ -	$ 0.04	$ (0.01)
	------------	------------	------------	------------

Weighted average number of
basic common shares
outstanding	12,293,209	12,293,209	12,293,209	12,293,209
	============	============	============	============
Net income (loss) per
diluted common share	$ 0.01	$ -	$ 0.04	$ (0.01)
	------------	------------	------------	------------
Weighted average number of
diluted common shares
outstanding	12,714,703	12,475,015	12,436,792	12,293,209
	============	============	============	============

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
	Nine-Month Period Ended
	Sept. 25,	Sept. 27,
	2004	2003
	---------	---------

Cash flows from operating activities:
Net income (loss)	$ 490,993	$ (170,335)
Adjustments to reconcile net income
(loss) to cash used in operating
activities:
Depreciation and amortization	211,263	299,412
Gain on sale of property and equipment	(158)	0
Changes in assets and liabilities:
Accounts receivable - trade	(635,274)	(75,619)
Inventories	163,691	(128,371)
Prepaid expenses	17,893	(10,090)
Accounts payable	122,283	12,955
Accrued expenses	98,877	53,089
	---------	---------
Net cash provided (used) in operating	$ 469,568	$ (18,959)
activities
	---------	---------
Cash flows from investing activities:
Additions to property and equipment	(210,979)	0
Proceeds from sales of property and equipment	2,500	0
	---------	---------
Net cash used by investing
activities	(208,479)	0
	---------	---------
Cash flows from financing activities:
Payment of capital lease obligations	(71,897)	(47,182)
Proceeds from note payable-related party	0	20,000
	---------	---------
Net cash provided (used) by
financing activities	$ (71,897)	$ (27,182)
	---------	---------
Net increase (decrease) in cash and cash equivalents	189,192	(46,141)
Cash and cash equivalents at beginning of period	189,533	150,772
	---------	---------
Cash and cash equivalents at end of period	$ 378,725	$ 104,631
	=========	=========

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

The accompanying consolidated financial statements for the fiscal quarters and nine months ended September 25, 2004 and September 27, 2003 are unaudited. In the opinion of management, the unaudited consolidated financial statements of CPS reflect all adjustments necessary to present fairly the financial position and results of operations for such periods.

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

The following table presents the calculation of both basic and diluted EPS:
		Fiscal Quarters Ended		Nine-Month Periods Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
	------------	------------	------------	------------
Basic EPS Computation:
Numerator:
Net income(loss)	$ 180,566	$ 6,882	$ 490,994	$ (170,335)

Denominator:
Weighted average
common shares
outstanding	12,293,209	12,293,209	12,293,209	12,293,209

Basic EPS	$ 0.01	$ -	$ 0.04	$ (0.01)
	=========	=========	=========	=========

Diluted EPS Computation:
Numerator:
Net income(loss)	180,556	6,882	490,994	(170,335)

Denominator:
Weighted average
common shares
outstanding	12,293,209	12,293,209	12,293,209	12,293,209
Stock options	421,494	181,806	143,583	-
	-------------------	-------------------	-------------------	-------------------
Total Shares	12,714,703	12,475,015	12,436,792	12,293,209

Diluted EPS	$ 0.01	$ -	$ 0.04	$ (0.01)
	=========	=========	=========	=========

Options to purchase 1,156,113 shares of common stock at a weighted-average price of $0.57 were outstanding at September 25, 2004. Options to purchase 1,210,113 shares of common stock at a weighted-average price of $0.57 were outstanding at September 27, 2003. The Company incurred a net loss for the nine months ended September 27, 2003, therefore stock options were not used to compute diluted loss per share since the effect would have been antidilutive.

The Company accounts for its stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no stock-based employee compensation cost is reflected in net income as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-based Compensation," to stock-based employee compensation for the fiscal quarter and nine-month periods ended September 25, 2004:

		Nine-month
	Quarter ended	period ended
	September 25, 2004	September 25, 2004
	--------------------------	-----------------------------
Basic EPS	$0.01	$0.04
Diluted EPS	$0.01	$0.04

Net income as reported	$180,566	$490,994

Deduct total stock-based employee compensation
expense determined under fair value method
for rewards (per FAS 123)	4,914	52,676
	---------------	---------------
Proforma net income	$175,652	$438,318

Proforma basic EPS	$0.01	$0.04
Proforma diluted EPS	$0.01	$0.03

(4) Inventories

Inventories consist of the following:
	September 25,	December 27,
	2004	2003
	-------------	-------------
Raw materials	$ 18,361	$ 23,413
Work in process	90,586	136,124
Finished goods	85,057	198,158
	-------------	-------------
Subtotal	$ 194,004	$ 357,695
Reserve for obsolete
inventories	(10,000)	(10,000)
	-------------	-------------

Inventories, net	$ 184,004	$ 347,695
	=============	=============

(5) Accrued Expenses

Accrued expenses consist of the following:
	September 25,	December 27,
	2004	2003
	-------------	-------------
Accrued Payroll	$ 171,795	$ 75,815
Accrued legal and accounting	32,085	38,725
Accrued other	10,789	1,252
	-------------	-------------
	$ 214,669	$ 115,792
	=============	=============
  Note Payable - Related Party

In March 2003, the President of the Company executed a line-of-credit agreement with the Company. Such agreement provides for maximum available borrowings of $200,000, with interest on any outstanding borrowings payable monthly at 1.5% above the prime rate, as published in the Wall Street Journal. The note is collateralized by a security interest in the Company`s accounts receivable, and such note expires on February 1, 2005, at which time all unpaid principal and accrued interest is due. There have been no borrowings under such note in fiscal 2004, and there are no borrowings outstanding under the note as of September 25, 2004.

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

Critical Accounting Policies

The critical accounting policies utilized by the Company in preparation of the accompanying consolidated financial statements are set forth in Part I, Item 7 of the Company`s Annual Report on Form 10-K for the year ended December 27, 2003, under the heading "Management`s Discussion and Analysis of Financial Condition and Results of Operations". There have been no changes to these policies since December 27, 2003.

Results of Operations for Third Fiscal Quarter of 2004 (Q3 2004) Compared to the Third Fiscal Quarter of 2003 (Q3 2003)

Total revenue was $1,805 thousand in Q3 2004, a 108% increase from total revenue of $868 thousand in Q3 2003. The increase in revenues came both from higher demand for existing products and higher demand for new products. The largest increase in demand was for lids and heatspreaders for application-specific integrated circuits.

Total operating expenses in Q3 2004 were $1,618 thousand, a 90% increase from total operating expenses in Q3 2003 of $852 thousand. Cost of product sales in Q3 2004 were $1,323 thousand, an increase of 104% from cost of product sales in Q3 2003 of $650 thousand. Cost of product sales increased as a result of increased shipments. Gross profit on product sales in Q3 2004 was 27% compared to gross profit on products sales in Q3 2003 of 25%. This increase in gross profit is primarily the result of fixed costs being spread over a larger shipment volume.

Selling, general and administrative (SG&A) expenses were $295 thousand in Q3 2004, a 46% increase from SG&A expenses of $202 thousand in Q3 2003. The increase in SG&A expenses is primarily the result of higher commissions paid to sales representatives, higher salary expenses resulting from salary adjustments, and higher sales promotion expenses resulting from greater participation in trade shows and conferences.

Results of Operations for First Nine Months 2004 Compared to First Nine Months of 2003

Total revenue was $4,886 thousand in the first nine months of 2004, a 90% increase from total revenue of $2,570 thousand in the first nine months of 2003. The increase in revenues came both from higher demand for existing products and higher demand for new products. The largest increase in demand was for lids and heatspreaders for application-specific integrated circuits, as well as heat spreaders for cellular basestations.

Total operating expenses in the first nine months of 2004 were $4,372 thousand, a 61% increase from total operating expenses of $2,711 thousand in the first nine months of 2003. Cost of product sales in the first nine months of 2004 were $3,527 thousand, a 70% increase from cost of product sales in the first nine months of 2003 of $2,080 thousand. Cost of product sales increased as a result of increased shipments. Gross profit on product sales in the first nine months of 2004 was 28% compared to gross profit on product sales in the first nine months of 2003 of 19%. This increase in gross profit is primarily the result of fixed costs being spread over a larger shipment volume.

Selling, general and administrative (SG&A) expenses were $845 thousand in the first nine months of 2004, a 34% increase from SG&A expenses in the first nine months of 2003 of $632 thousand. The increase in SG&A expenses is primarily the result of higher commissions paid to sales representatives, higher salary expenses resulting from salary adjustments, and higher sales promotion expenses resulting from greater participation in trade shows and conferences.

Liquidity and Capital Resources

The Company`s cash balance and cash equivalents at September 25, 2004 was $379 thousand compared to cash balance and cash equivalents at December 27, 2003 of $190 thousand, an increase of $189 thousand or 100%. This increase is primarily the result of positive cash flows generated from operations during the first nine months of 2004 of approximately $470 thousand. There were approximately $210 thousand of fixed asset additions that were funded by cash generated from operations and approximately $72 thousand was used to pay down existing capital lease obligations.

Accounts receivable increased to $1,294 thousand at September 25, 2004 from $659 thousand at December 27, 2003. This change reflects increased shipments in Q3 2004 compared to Q4 2003, as well as some customers implementing payment terms of 45 days rather than 30 days. The accounts receivable balance at September 25, 2004 is net of allowance for doubtful accounts of $12 thousand, and at December 27, 2003 is net of allowance for doubtful accounts of $1 thousand.

Inventories decreased to $184 thousand at September 25, 2004 from $348 thousand at December 27, 2003. This decrease is primarily the result of a large customer purchasing product which is typically in a consigned inventory program in order to meet a spike in demand.

The Company financed its working capital during Q3 2004 with existing cash balances, and funds generated by operations. The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2004 from these same sources.

The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company`s ability to achieve its business objectives.

Contractual Obligations

As of September 25, 2004, there have been no significant changes in the Company`s contractual obligations, consisting principally of various operating and capital leases, as disclosed at December 27, 2003.

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

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K:
(a) Exhibits: None

  Reports on Form 8-K

On November 5, 2004, the Company filed a report on Form 8-K relating to the announcement of its financial results for the fiscal quarter ended September 25, 2004, as presented in a press release dated November 5, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ceramics Process Systems Corporation
(Registrant)

Date: November 9, 2004
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

Date: November 9, 2004
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

Date: November 9, 2004
/s/ Grant C. Bennett
Grant C. Bennett
President and Treasurer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Ceramics Process Systems Corporation (the "Company") on Form 10-Q for the three and nine month periods ended September 25, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Grant C. Bennett, President and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 9, 2004
/s/ Grant C. Bennett
Grant C. Bennett
President and Treasurer