Form 10-K
period 2004-12-25
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 2005-03-28
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 25, 2004
or
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
[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant`s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No [ ] Yes [X] No

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was $5,111,383 based on the average of the reported closing bid and asked prices for the Common Stock as of the last business day of the registrant`s most recently completed second fiscal quarter as reported on the OTC Bulletin Board.

Number of shares of Common Stock outstanding as of March 21, 2005: 12,293,209 shares.

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

Although the Company`s focus is manufacturing components, the Company has sold licenses to portions of its technology to strategic partners such as Hitachi Metals Ltd. In 2004, 2003 and 2002, greater than 99% of the Company`s total revenue was derived from manufactured products and less than 1% from licensing revenues.

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

Specific Markets and Products

Lids and Heat Spreaders for High-Performance Microprocessors and Other Integrated Circuits ("Flip-chip Applications")

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

Wireless Communications Infrastructure Market ("Cellular Basestation Applications")

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

Motor Controller Market ("IGBT Applications")

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

The Company provides substrates, baseplates and heat spreaders on which power semiconductors are mounted to produce modules for motor control. The power semiconductors are typically insulated gate bipolar transistors and these applications are often referred to as IGBT applications. The Company`s AlSiC baseplates have sufficient thermal conductivity to allow for removal of heat through the baseplate, and have a thermal expansion rate sufficiently similar to the other components in the assembly to ensure reliability over time as the assembly thermally cycles. The Company believes this market will continue to grow as the use of power modules penetrates additional motor applications, and as electric motors themselves penetrate new applications such as the hybrid electric vehicle.

Other Markets

The Company believes there are several other applications within the microelectronics marketplace where the Company`s products address real needs, and which represent future growth potential. In 2004, the Company produced prototype products for, among other applications, the optoelectronics market, the high brightness light emitting diode market ("HB LED"), and the radar market.

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

In 2004, the Company`s four largest customers accounted for 42%, 27%, 7% and 7% of total revenues, respectively. In 2003, the Company`s four largest customers accounted for 57%, 19%, 11% and 2% of total revenues, respectively. In 2002, the Company`s four largest customers accounted for 31%, 22%, 12% and 4% of total revenues, respectively.

In 2004 and 2003, 96% of the Company`s revenues were derived from commercial applications and 4% from defense related applications. In 2002, 88% of the Company`s revenues were derived from commercial applications and 12% from defense related applications.

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

Patents and Trade Secrets

As of December 25, 2004, the Company had 12 United States patents and one United States patent pending. The Company also has several international patents covering the same subject matter as the U.S. patents. The Company`s licensees have rights to use certain patents as defined in their respective license agreements.

The Company intends to continue to apply for domestic and foreign patent protection in appropriate cases. In other cases, the Company believes it may be better served by reliance on trade secret protection. In all cases, the Company intends to seek protection for its technological developments to preserve its competitive position.

Backlog and Contracts

As of December 25, 2004, the Company had a product backlog of approximately $2.6 million compared with a product backlog of approximately $2.3 million as of December 27, 2003. The Company shipped 100% of the year-end 2003 product backlog in 2004.

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

Employees

As of December 25, 2004, the Company had 80 full-time employees and 2 part-time employees, of whom 76 were engaged in manufacturing and engineering and 6 in sales and administration. The Company also employs temporary employees as needed to support production and program requirements.

None of the Company`s employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be excellent.

Item 2. Properties.

All of the Company`s manufacturing, engineering, sales and administrative operations are located in a leased facility in Chartley, Massachusetts. The Company is operating at the Chartley facility as a tenant-at-will.

The Company`s rental expense for operating leases was $97 thousand, $103 thousand and $110 thousand for 2004, 2003 and 2002 respectively.

Item 3. Legal Proceedings.

The Company is not a party to any litigation which could have a material adverse effect on the Company or its business and is not aware of any pending or threatened material litigation against the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 25, 2004.

Part II

Item 5. Market for Registrant`s Common Stock and Related Stockholder Matters

On December 25, 2004, the Company had approximately 850 shareholders. The high and low closing bid prices of the Company`s common stock for each quarter during the years ended December 25, 2004 and December 27, 2003 are shown below.

	2004		2003
	High	Low	High	Low
1st Quarter	$ 0.85	$ 0.35	$ 0.45	$ 0.32
2nd Quarter	$ 0.66	$ 0.53	$ 0.45	$ 0.31
3rd Quarter	$ 1.01	$ 0.58	$ 0.45	$ 0.30
4th Quarter	$ 2.00	$ 0.65	$ 0.40	$ 0.32

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

The Company`s Common Stock is traded on NASD`s Over-the-Counter Bulletin Board (OTCBB) under the symbol CPSX.

Item 6. Selected Consolidated Financial Data

The following selected financial data of the Company should be read in conjunction with the consolidated financial statements and related notes filed as part of this Annual Report on Form 10-K. Units are in thousands except per share amounts.

SELECTED CONSOLIDATED FINANCIAL DATA ($000)
For the Fiscal Year:	2004	2003	2002	2001	2000
Summary of Operations
Product Sales	$ 6,835	$ 3,969	$ 4,457	$ 4,438	$ 5,036
License and Royalty Revenue	8	25	37	23	9
Operating Expenses	5,775	3,975	5,241	4,934	5,331
Operating Income (Loss)	1,068	19	(747)	(473)	(286)
Other Income (expense), net	(28)	(38)	13	(7)	92
Net Income (Loss)	$ 1,040	($ 19)	($ 734)	($ 480)	($ 194)
	=====	=====	=====	=====	=====
Net Income (Loss) Per Basic Common Share	$ 0.08	($ 0.00)	($ 0.06)	($ 0.04)	($ 0.02)
	=====	=====	=====	=====	=====
Weighted Average Basic Number of Common Shares Outstanding	12,293	12,293	12,293	12,292	12,287
	=====	=====	=====	=====	=====
Net Income (Loss) Per Diluted Common Share	$ 0.08	($ 0.00)	($ 0.06)	($ 0.04)	($ 0.02)
	=====	=====	=====	=====	=====
Weighted Average Diluted Number of Common Shares Outstanding	12,761	12,293	12,293	12,292	12,287
	=====	=====	=====	=====	=====
Year-End Position:

Working Capital	$1,660	$856	$580	$1,157	$1,539
Total Assets	3,246	1,917	1,956	2,746	3,084
Long-term Obligations	243	330	418	217	145
Stockholders` Equity	$2,242	$1,202	$1,221	$1,955	$2,434

SELECTED QUARTERLY FINANCIAL DATA
	First	Second	Third	Fourth
	Fiscal	Fiscal	Fiscal	Fiscal
2004	Quarter	Quarter	Quarter	Quarter
Total revenues	$ 1,664	$ 1,417	$ 1,805	$ 1,957
Gross profit	$ 434	$ 444	$ 482	$ 907
Net income (loss)	$ 169	$ 141	$ 181	$ 549
Net income (loss) per basic common share	$ 0.01	$ 0.01	$ 0.01	$ 0.04
Net income (loss) per diluted common share	$ 0.01	$ 0.01	$ 0.01	$ 0.04

2003
Total revenues	$ 595	$ 1,107	$ 868	$ 1,424
Gross profit	($ 11)	$ 283	$ 218	$ 357
Net income (loss)	($ 206)	$ 29	$ 7	$ 151
Net income (loss) per basic common share	($ 0.02)	$ 0.00	$ 0.00	$ 0.01
Net income (loss) per diluted common share	($ 0.02)	$ 0.00	$ 0.00	$ 0.01

The Company`s results of operations fluctuate from quarter to quarter. The fluctuations are caused by various factors, primarily customer demand for the Company`s products.

In the fourth fiscal quarter of 2004, gross profit increased at a significantly higher rate than total revenues as a result of several factors, some of which are non-recurring. These factors include increased production and inventory levels under consigned inventory agreements, revenue from cancellation charges, a more profitable product mix driven by specific customer near-term needs, elimination of a reserve for obsolete inventory, and fixed costs being spread over a larger revenue base.

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

Revenue in 2004 was 71% higher than revenue in 2003. Revenue grew in all three product areas (flip-chip applications, cellular basestation applications and IGBT applications). This growth in revenues is the result of increased demand for existing products and the result of the Company`s customers introducing new products into the marketplace which incorporate the Company`s components. In 2004, management continued to work with customers to determine, to the extent possible, real underlying demand, and to smooth the volatility in month-to-month demand. This had a positive effect in 2004 on reducing manufacturing inefficiencies and improving financial performance.

Management believes the underlying demand for thermal management solutions is growing as the marketplace desires integrated circuits and electronics systems with higher speed and higher performance. Management believes that the Company is well positioned to offer its solutions to current and new customers as these demands grow. In 2004, the Company`s top four customers accounted for 83% of revenue, and the remaining 17% of revenue was derived from approximately 33 other customers, many of which bought prototypes in 2004 for evaluation in systems that they will introduce into the market in the future.

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

Revenue Recognition

The Company recognizes revenue in accordance with the provision of the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 104 which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured.

The Company`s shipping terms are customarily FOB shipping point. Revenues for products sold in the normal course of business are recognized upon shipment when delivery terms are FOB shipping point and all other revenue recognition criteria have been met.

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

The Company follows a build to order business model; we only manufacture product to ship against specific purchase orders. In addition, 100% of the Company`s products are custom, meaning they are produced to a customer`s blueprint and generally cannot be used for any other purpose. Purchase orders generally have cancellation provisions which vary from customer to customer, but which can result occasionally in the Company producing product which the customer is not obligated to purchase.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation of equipment is calculated on a straight-line basis over the estimated useful life, generally five years for production equipment and three to five years for furniture and office equipment. Amortization of equipment under capital leases is calculated on a straight-line basis over the life of the lease. Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost and related accumulated depreciation or amortization are removed from their respective accounts. Any gains or losses on the disposition of property and equipment are included in the results of operations in the period in which they occur.

Income Taxes

The Company records deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. We believe it is more likely than not that all of our deferred tax assets will not be realized and, accordingly, we have recorded a valuation allowance against all of our net deferred tax assets. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the valuation allowance will be adjusted accordingly.

Results of Operations

Revenue in 2004 of $6.8 million increased by 71% from 2003 revenue of $4.0 million. Revenue grew in all three product areas (flip-chip applications, cellular basestation applications and IGBT applications). This growth in revenues is the result of increased demand for existing products and the result of the Company`s customers introducing new products into the marketplace which incorporate the Company`s components.

Revenue in 2003 of $4.0 million declined by 11% from 2002 revenue of $4.5 million. This decline in revenue was caused primarily by two factors: 1) continued weakness in demand across the electronics sector, and 2) declining revenue from a large customer (as their system which incorporates several of the Company`s products reached its end of life) which was not fully offset by revenue from new applications and new customers.

Operating Costs

Total operating costs were $5.8 million, $4.0 million and $5.2 million for the fiscal years 2004, 2003 and 2002 respectively.

Operating costs increased in 2004 compared to 2003 by $1.8 million or 45%. This increase was primarily due to increased material and labor costs associated with the 71% increase in revenue for the same period.

Operating costs decreased in 2003 compared to 2002 by $1.2 million or 24%. This decrease was primarily the result of three factors: 1) reduced inventory write-downs: operating costs in 2002 included a write-down in the value of inventory of $197 thousand and the establishment of a reserve of $132 thousand for inventory for which future demand was uncertain; operating costs in 2003 include a reserve of $10 thousand for inventory for which future demand was uncertain, 2) management cut costs when demand declined and had been cautious in adding costs as demand has increased, and 3) changes in the product mix towards higher margin products.

Cost of sales for 2004, 2003, and 2002 were $4.6 million, $3.1 million and $4.0 million respectively. The increase in cost of sales in 2004 compared to 2003 was the result of increased revenue in 2004.

The decrease in cost of sales in 2003 compared to 2002 was the result of the three factors described above under operating expenses as well as a result of the decrease in revenues for 2003 compared to 2002.

Gross margins on product revenue for 2004, 2003 and 2002 were 33%, 21%, and 11% respectively. The increase in gross margins in 2004 compared to 2003 is the result of fixed costs being spread over a larger sales volume, product mix and improved yields in certain higher-volume products.

In the fourth fiscal quarter of 2004, gross profit increased at a significantly higher rate than total revenues as a result of several factors, some of which are non-recurring. These factors include increased production and inventory levels under consigned inventory agreements, revenue from cancellation charges, a more profitable product mix driven by specific customer near-term needs, elimination of a reserve for obsolete inventory, and fixed costs being spread over a larger revenue base.

The increase in gross margins in 2003 compared to 2002 is primarily the result of the three factors described above under operating expenses.

Selling, general and administrative (SG&A) expenses for 2004, 2003 and 2002 were $1.2 million, $829 thousand, and $1.3 million respectively. The increase in SG&A in 2004 compared to 2003 primarily results from increased commissions paid due to increased sales and higher travel and sales promotions expenses.

The decrease in SG&A expenses in 2003 compared to 2002 primarily resulted from lower commissions paid due to lower sales of certain products, reduced travel expenses, and lower salary expenses.

Other Income and Expense, Net

The Company had net other income (expense) of ($28 thousand), ($38 thousand) and $13 thousand for 2004, 2003 and 2002 respectively.

The other expense in 2004 was primarily interest expense for production equipment on capital leases, offset partially by interest income on cash balances.

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

Income Taxes

The Company provided for no income tax expense or benefit due to the utilization of net operating loss carryforwards in 2004 and due to its net operating losses in 2003 and 2002.

Certain provisions of the Internal Revenue Code limit the annual utilization of net operating loss carryforwards if, over a three-year period, a greater than 50% change in ownership occurs. The Company believes that it did not exceed the 50% ownership change in the three-year period ending December 25, 2004; therefore, at December 25, 2004 all net operating loss carryforwards are available to offset future taxable income.

Liquidity and Capital Resources

Cash on hand of $458 thousand at year-end 2004 reflects an increase of $268 thousand or 142% from cash on hand of $190 thousand at year-end 2003. This increase in cash was generated by operations throughout 2004.

Cash on hand of $190 thousand at year-end 2003 reflects an increase of $39 thousand or 26% from cash on hand of $151 thousand at year-end 2002. This increase in cash was generated by operations in Q4 2003 as revenue increased.

In 2004, operations generated cash of $812 thousand. Investing activities, namely the purchase of equipment, consumed net cash of $447 thousand, and financing activities, namely principal payments of capital lease obligations, consumed cash of $97 thousand.

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

In March 2003, the Company entered into a line-of-credit agreement with the Company`s President, with maximum available borrowings of $200,000; no amount was outstanding on this line- of-credit at year-end 2004 or 2003. The line-of-credit agreement expired on January 16, 2005.

In 2004, 2003 and 2002 the Company financed its operations through funds generated from operations, sales of fixed assets, consumption of available cash balances, and drawing on the line of credit described above.

Contractual Obligations

The Company`s contractual obligations at year-end 2004 consist of the following:
	Payments Due by Period
	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations, including interest	$ 220,170	$ 102,476	$ 117,694	None	None
Purchase commitments for production equipment	$270,000	$270,000	--	--	--

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Newly Issued Accounting Pronouncements and Future Accounting Changes

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs, An Amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The Company is required to adopt SFAS No. 151 in 2006 and does not expect adoption to have a significant impact on results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95." SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity`s equity instruments. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. Adoption requires a modified prospective application whereby compensation expense is recognized on or after the required effective date for the portion of the outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated on a basis consistent with the SFAS No. 123 pro forma disclosures (see Note 2n). The Company will adopt SFAS No. 123 (R) on its effective date, commencing with the quarter ending September 24, 2005. Actual expense recorded related to these options would be reduced by future forfeitures.

Inflation

Inflation had no material effect on the results of operations or financial condition during 2004, 2003 or 2002. There can be no assurance however, that inflation will not affect the Company`s operations or business in the future.

Certain Factors That May Affect Future Results

The Company is heavily dependent on the electronics industry and changes in the industry could harm the Company`s business and operating results.

The electronics industry is subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. In particular, some sectors of the electronics industry are currently experiencing the effects of a downturn in economic conditions. This downturn is leading to reduced demand for the products provided by component suppliers like the Company. These changes in demand and in economic conditions have resulted and may continue to result in customer cancellation or rescheduling of orders, which could affect the Company`s results of operations. In addition, a protracted general recession in the electronics industry could have a material adverse effect on the Company`s business, financial condition and results of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 15, 2004, Sansiveri, Kimball & McNamee, LLP resigned as the Company`s independent public accountants solely as a result of their decision to exit the business of auditing publicly-traded companies. On February 8, 2005, the Company`s Board of Directions, upon the recommendation of the Company`s Audit Committee, engaged Wolf & Company, P.C. as its independent public accountants to audit the Company`s consolidated financial statements for the year ended December 25, 2004.

In connection with the audits for the years ended December 27, 2003 and December 28, 2002, and through November 15, 2004 (the date of the resignation by Sansiveri, Kimball & McNamee, LLP), there were no disagreements with Sansiveri, Kimball & McNamee on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction would have caused them to make reference in connection with their opinion on the subject matter of the disagreements.

The report of Sansiveri, Kimball & McNamee LLP on the Company`s consolidated financial statements for the years ended December 27, 2003 and December 28, 2002 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

Item 9a. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. As of the end of our year ended December 25, 2004, an evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that fiscal year, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

(b) Changes in Internal Control Over Financial Reporting. During the year ended December 25, 2004, there were no changes in our internal control structure that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The directors and executive officers of the Company as of December 25, 2004 are listed below.

Name	Age	Position
Grant C. Bennett	50	President, Chief Executive Officer, Treasurer and Director
H. Kent Bowen	63	Director
Francis J. Hughes, Jr.	54	Director

Mr. Grant C. Bennett has held the positions of President, Chief Executive Officer and Director and Treasurer of the Company since September, 1992. Prior to that time, he served as Vice President-Marketing and Sales of the Company from November, 1985 to September, 1992. Before joining CPS, Mr. Bennett was a consultant at Bain & Company, a Boston-based management consulting firm.

Dr. H. Kent Bowen has served as a Professor at Harvard Business School since July, 1992. Prior to that time, he held the position of Ford Professor of Engineering at the Massachusetts Institute of Technology (`MIT`) from 1981 to 1992. Dr. Bowen served as Co-Founder of the Leaders for Manufacturing Program at MIT. Dr. Bowen has been a Director of the Company since 1984 and served as Chairman of the Board of Directors of the Company from 1984 to August, 1988. Dr. Bowen is also a Director of Align Technology and Allegheny Technologies.

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

Selection of New Directors

The Board itself is responsible for selecting its own members and recommending them for election by the shareholders.

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

Code of Ethics

The Company has adopted a code of business conduct and ethics for directors, officers, (including the principal executive officer, principal financial officer and treasurer) and employees, known as the CPS Code of Conduct. The CPS Code of Conduct is available by contacting the Company`s human resource department.

Shareholder Communication with the Board of Directors

Any shareholder who desires to communicate with the Board, non-management directors as a group, or any individual director, may send a letter addressed to the same, c/o Accounting Manager, Ceramics Process Systems Corporation, 111 South Worcester Street, Chartley, MA 02712. The Accounting Manager has been instructed by the Board to forward such communication directly to the addressee(s) unopened.

Item 11. Executive Compensation

The following table sets forth certain information with respect to the annual and long-term compensation of the Company`s Chief Executive Officer for the three fiscal years ended December 25, 2004. No other executive officer of the Company during these years received total annual salary and bonus in excess of $100,000.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
Name & Position	Year	Salary	Bonus	Other Com-pensa-tion	Options / SARs	LTIP Pay-outs	All Other Compen-sation
Grant C. Bennett	2004	$112,952	$55,000	$0	$0	`$0	$0
President & Chief	2003	$80,669	$0	$0	$0	`$0	$0
Executive Officer	2002	$103,491	$0	$0	$0	$0	$0

The Company`s President and Chief Executive Officer did not receive option grants during fiscal year 2004. During fiscal year 2004 no options were exercised by him, and at the end of fiscal year 2004 no options were held by him.

Directors` Fees

The Company adopted the 1999 Stock Incentive Plan ("1999 Plan") on January 22, 1999. Under the terms of the 1999 Plan, all of the Company`s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock awards, or other stock-based awards. In 2004, no options to purchase shares of the Company`s Common Stock were granted to either of the non-employee directors, namely Dr. Bowen and Mr. Hughes. All options granted are nonstatutory stock options granted at the fair market value of the stock, are exercisable one year from the date of grant, and expire ten years from the date of grant. The 1999 Plan includes provisions for the acceleration of vesting in the event of a change in control of the Company.

Outside directors may receive expense reimbursements for attending board and committee meetings. Directors who are officers or employees of the Company do not receive any additional compensation for their services as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of December 25, 2004, with respect to the beneficial ownership of the Company`s Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each Director of the Company, (iii) each Executive Officer of the Company named above in the Summary Compensation Table, and (iv) all Directors and Officers as a group:
Name and Address of Beneficial Owner	Common Stock Beneficially Owned	Notes (1)	Percentage of Shares of Common Stock Outstanding
ARD Master, L.P. 30 Federal Street Boston, MA 02110-2508	2,184,789	(2)	17.8%
Waco Partners c/o Wechsler & Co., Inc. 105 South Bedford Road, Suite 30 Mt. Kisco, NY 10549	1,669,980		13.6%
DIRECTORS AND OFFICERS:
Grant C. Bennett Director & Officer	1,612,331		13.1%
H. Kent Bowen Director	40,000	(3)	*
Francis J. Hughes, Jr. Director	2,224,789	(4)	18.1%
	--------------		--------------
All directors and officers as a group (three persons)	3,877,120	(5)	31.5%
	========		========

*Less than 1% of the total number of outstanding shares of Common Stock.

1. The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, each stockholder referred to above has sole voting and investment power with respect to the shares listed.

2. Consists of 2,184,789 shares owned by ARD Master L.P., Excludes options to purchase 40,000 shares of common stock held by Mr. Hughes.

3. Consists of options to purchase 40,000 shares of common stock.

4. Consists of shares described in Footnote 2 above owned by ARD Master, L.P., and options to purchase 40,000 shares of common stock held by Mr. Hughes.

5. Consists of all shares and options to purchase shares described in Footnotes 3, 4 and 5 above, and shares owned by Grant C. Bennett listed in above table.

Item 13. Certain Relationships and Related Transactions

The Company`s President has provided the Company with a line-of-credit which expired on January 16, 2005. Such agreement provides for maximum available borrowings of $200,000, and is secured by the Company`s trade accounts receivable. There were no amounts outstanding under such agreement at December 25, 2004.

Item 14. Principal Accounting Fees and Services.

Fees paid to the Company`s independent accountants in the last two fiscal years are:
Sansiveri, Kimball
	& McNamee, LLP		Wolf & Company PC

	2004	2003	2004	2003
Audit fees	$ 11,619	$ 45,400	$ 38,500	-
	=======	=======	=======	=======

Audit Fees consist of aggregate fees for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal years ended December 25, 2004 and December 27, 2003, respectively.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

At present, our audit committee approves each engagement for audit or non-audit services before we engage Wolf & Company to provide those services. Our audit committee has not established any pre-approval policies or procedures that would allow our management to engage Wolf & Company to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by Wolf & Company for fiscal 2004 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Documents filed as part of this Form 10-K.

1. Financial Statements
The financial statements filed as part of this Form 10-K are listed on the Index to Consolidated Financial Statements of this Form 10-K.

2. Financial Statement Schedules:
Schedule II Valuation and Qualifying Account for the three years in the period ended December 25, 2004.

3. Exhibits
The exhibits to this Form 10-K are listed on the Exhibit Index of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CERAMICS PROCESS SYSTEMS CORPORATION
By:	/s/ Grant C. Bennett President March 24, 2005

Pursuant to the Requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Grant C. Bennett	President, Treasurer and Director (Principal Executive Officer)	March 24, 2005
Grant C. Bennett

/s/ H. Kent Bowen	Director	March 24, 2005
H. Kent Bowen

/s/ Francis J. Hughes, Jr.	Director	March 24, 2005
Francis J. Hughes

CERAMICS PROCESS SYSTEMS CORPORATION
EXHIBIT INDEX
Exhibit No.	Description
3.1*	Restated Certificate of Incorporation of the Company, as amended, is incorporated herein by reference to Exhibit 3 to the Company`s Registration Statement on Form 8-A (File No. 0-16088)
3.2*	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3.2 to the Company`s Registration Statement on Form S-1 (File No. 33-14616)(the `1987 S-1Registration Statement`)
4.1*	Specimen certificate for shares of Common Stock of the Company is incorporated herein by reference to Exhibit 4 to the 1987 S-1 Registration Statement
4.2*	Description of Capital Stock contained in the Restated Certificate of Incorporation of the Company, as amended, filed as Exhibit 3.1
10.1* (1)	1984 Stock Option Plan of the Company, as amended, is incorporated herein by reference to Exhibit 10(b) to the Company`s Annual Report on Form 10-K for the year ended December 31, 1988
10.2* (1)	1989 Stock Option Plan of the Company, is incorporated by reference to Exhibit 10.6 to the Company`s 1989 S-1 Registration Statement
10.3* (1)	1992 Director Stock Option Plan is incorporated by reference to Exhibit 10.5 to the Company`s Annual Report on Form 10-K for the fiscal year ended December 28, 1991
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

10.19*	Secured Line of Credit Note Due June 30, 1996 and related Security Agreement between the Company and Kilburn Isotronics, Inc.
10.21*	1999 Stock Incentive Plan adopted by the Company`s Board of Directors on January 22, 1999
21*	Subsidiaries of the Registrant are incorporated herein by reference to Exhibit 22 to the Company`s Annual Report on Form 10-K for the year ended December 31, 1988
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders,
Ceramics Process Systems Corporation
Chartley, Massachusetts

We have audited the accompanying consolidated balance sheet of Ceramics Process Systems Corporation and subsidiary as of December 25, 2004 and the related consolidated statements of operations, stockholders` equity and cash flows for the year then ended. These financial statements are the responsibility of the Corporation`s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Ceramics Process Systems Corporation and subsidiary as of December 27, 2003 and for the years ended December 27, 2003 and December 28, 2002 were audited by other auditors. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 8, 2004.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2004 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ceramics Process Systems Corporation and subsidiary as of December 25, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the related financial statement schedule, when considered in relation to the December 25, 2004 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Wolf & Company, P.C.
Boston, Massachusetts
March 4, 2005

INDEPENDENT AUDITOR`S REPORT

To the Board of Directors and Stockholders of
Ceramics Process Systems Corporation:

We have audited the accompanying consolidated balance sheet of Ceramics Process Systems Corporation and subsidiary as of December 27, 2003 and the related consolidated statements of operations, stockholders` equity (deficit), and cash flows for the years ended December 27, 2003 and December 28, 2002. These consolidated financial statements are the responsibility of the Company`s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements present fairly, in all material respects, the financial position of Ceramics Process Systems Corporation and subsidiary as of December 27, 2003 and the results of their operations and their cash flows for the years ended December 27, 2003 and December 28, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the December 27, 2003 and December 28, 2002 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Sansiveri, Kimball & McNamee, L.L.P.

Providence, Rhode Island
March 8, 2004

CERAMICS PROCESS SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 25,	December 27,
	2004	2003
ASSETS	-------------	-------------

Current assets:
Cash and cash equivalents	$ 457,947	$ 189,533
Accounts receivable-trade,
net of allowance for doubtful accounts
of $12,099 and $1,099	1,311,851	659,318
Inventories	623,095	347,695
Prepaid expenses	27,376	45,184
	-------------	-------------
Total current assets	2,420,269	1,241,730
	-------------	-------------
Property and equipment:
Production equipment	3,042,139	2,613,235
Furniture and office equipment	211,424	197,311
	-------------	-------------
Total Cost	3,253,563	2,810,546
Accumulated depreciation
and amortization	(2,427,934)	(2,135,095)
	-------------	-------------
Net property and equipment	825,629	675,451
	-------------	-------------
Total Assets	$ 3,245,898	$ 1,917,181
	=========	=========

CERAMICS PROCESS SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS
	December 25,	December 27,
LIABILITIES AND STOCKHOLDERS`	2004	2003
EQUITY	-------------	-------------

Current liabilities:
Accounts payable	$ 498,683	$ 173,302
Accrued expenses	175,274	115,791
Current portion of obligations
under capital leases	86,532	96,649
	-------------	-------------
Total current liabilities	760,489	385,742

Deferred revenue	133,884	133,884
Obligations under capital
leases less current portion	109,332	195,794
	-------------	-------------
Total liabilities	1,003,705	715,420
	-------------	-------------
Stockholders` Equity
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 12,316,092 shares	123,161	123,161
Additional paid-in capital	32,657,584	32,657,584
Accumulated deficit	(30,477,717)	(31,518,149)
Less cost of 22,883 common
shares repurchased	(60,835)	(60,835)
	-------------	-------------
Total stockholders` equity	2,242,193	1,201,761
	-------------	-------------
Total liabilities and stockholders`
equity	$ 3,245,898	$ 1,917,181
	=========	=========

See accompanying notes to financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
	December 25,	December 27,	December 28,
	2004	2003	2002
	------------	------------	------------
Revenues:
Product sales	$ 6,834,787	$ 3,968,488	$ 4,456,983
License and royalty revenue	8,031	25,202	36,917
	------------	------------	------------
Total Revenues	6,842,818	3,993,690	4,493,900

Cost of product sales	4,576,037	3,146,354	3,957,599
	------------	------------	------------
Gross Margin	2,266,781	847,336	536,301

Selling, general, and
administrative	1,198,795	828,829	1,283,796
	------------	------------	------------
Income (loss) from operations	1,067,986	18,507	(747,495)

Other income (expense), net	(27,554)	(37,536)	13,186
	------------	------------	------------
Net income (loss)	$ 1,040,432	$ (19,029)	$ (734,309)
	========	========	========
Net income (loss) per
basic common share	$ 0.08	--	$ (0.06)
	------------	------------	------------

Weighted average number of
basic common shares
outstanding	12,293,209	12,293,209	12,292,716
	========	========	========
Net income (loss) per
diluted common share	$ 0.08	--	$ (0.06)
	------------	------------	------------
Weighted average number of
diluted common shares
outstanding	12,761,159	12,293,209	12,292,716
	========	========	========

See accompanying notes to financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS` EQUITY
FOR THE YEARS ENDED DECEMBER 25, 2004, DECEMBER 27, 2003,
AND DECEMBER 28, 2002
	Common stock
	----------		Additional			Stock-
	Number	Par	Paid-in	Accumulated	Stock	holders`
	of shares	Value	capital	deficit	Repurchased	equity
	----------	-----	----------	----------	------	--------
Balance at December 29, 2001	12,315,221	$ 123,152	$ 32,657,436	$ (30,764,811)	$ (60,835)	$ 1,954,942

Issuance of common stock pursuant to exercise of stock options	871	9	148	--	--	157

Net loss	--	--	--	(734,309)	--	(734,309)

Balance at December 28, 2002	12,316,092	123,161	32,657,584	(31,499,120)	(60,835)	1,220,790

Net loss	--	--	--	(19,029)	--	(19,029)
	---------------	-----------	---------------	-----------------	-----------	-------------
Balance at December 27, 2003	12,316,092	123,161	32,657,584	(31,518,149)	(60,835)	1,201,761

Net income	--	--	--	1,040,432	--	1,040,432
	---------------	-----------	---------------	-----------------	-----------	-------------
Balance at December 25, 2004	12,316,092	$ 123,161	$ 32,657,584	$ (30,477,717)	$ (60,835)	$ 2,242,193
	==========	========	===========	===========	========	==========

See accompanying notes to financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
	December 25,	December 27,	December 28,
	2004	2003	2002
	---------	---------	---------
Cash flows from operating activities:
Net income (loss)	$ 1,040,432	$ (19,029)	$ (734,309)
Adjustments to reconcile net income
(loss) to cash provided by operating
activities:
Depreciation and amortization	296,186	400,579	371,097
Provision for inventory write-down	(10,000)	10,000	328,919
Loss on sale of property and equipment	248	--	--
Bad debt expense	11,000	24,791	20,000
Changes in operating assets and liabilities:
Accounts receivable - trade	(663,533)	(292,843)	373,374
Inventories	(265,400)	(10,948)	(47,797)
Prepaid expenses	17,808	(36,468)	10,596
Accounts payable	325,381	38,692	(273,413)
Accrued expenses	59,483	2,883	(3,686)
	---------	---------	---------
Net cash provided by operating	811,605	117,657	44,781
activities	---------	---------	---------

Cash flows from investing activities:
Purchases of property and equipment	(449,112)	(9,427)	(136,792)
Proceeds from sales of property and equipment	2,500	--	--
	---------	---------	---------
Net cash used in
investing activities	(446,612)	(9,427)	(136,792)
	---------	---------	---------
Cash flows from financing activities:
Payment of capital lease obligations	(96,579)	(69,469)	(57,120)
Proceeds from issuance of common
stock	--	--	157
	---------	---------	---------
Net cash used in
financing activities	(96,579)	(69,469)	(56,963)
	---------	---------	---------
Net increase (decrease) in cash and cash
equivalents	268,414	38,761	(148,974)
Cash and cash equivalents at beginning
of the year	189,533	150,772	299,746
	---------	---------	---------
Cash and cash equivalents at end of year	$ 457,947	$ 189,533	$ 150,772
	=======	=======	=======
Supplemental cash flow information
Acquisition of machinery under capital leases	$ --	$ 8,100	$ 278,133
Interest paid	$ 29,450	$ 37,391	$ 21,101

See accompanying notes to financial statements.

Ceramics Process Systems Corporation
Years Ended December 25, 2004, December 27, 2003, and December 28, 2002
Notes to Consolidated Financial Statements

  Nature of Business

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

(2)(c) Accounts Receivable

The Company reports it accounts receivable at the invoiced amount less an allowance for doubtful accounts. The Company`s management provides appropriate provisions for uncollectible accounts based upon factors surrounding the credit risk and activity of specific customers, historical trends, economic conditions and other information. Adjustments to the allowance are charged to operations in the period in which information becomes available that may affect the allowance.

(2)(d) Inventories

Inventories are stated at the lower of cost, as determined under the first-in, first-out method (FIFO), or market. A reserve for obsolete inventories, if any, is based on factors regarding the sales and usage of such inventories, including inventories manufactured for specific customers.

(2)(e) Property and Equipment

Property and equipment are stated at cost. Depreciation of equipment is calculated on a straight-line basis over the estimated useful life, generally five years for production equipment and three to five years for furniture and office equipment. Amortization of equipment under capital leases is calculated on a straight-line basis over the life of the lease. Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost and related accumulated depreciation or amortization are removed from their respective accounts. Any gains or losses on the disposition of property and equipment are included in the results of operations in the period in which they occur.

(2)(f) Revenue Recognition

The Company recognizes revenue in accordance with the provision of the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 104 which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured.

The Company`s shipping terms are customarily FOB shipping point. Revenues for products sold in the normal course of business are recognized upon shipment when delivery terms are FOB shipping point and all other revenue recognition criteria have been met.

Revenue related to license agreements is recognized upon receipt of the license payment or over the license period, if the Company has continuing obligations under the agreement. Advance payments in excess of revenue recognized are recorded as deferred revenue.

(2)(g) Research and Development Costs

The Company continues to perform product development under prototype manufacturing agreements with customers. In fiscal 2004, 2003 and 2002 the Company did not incur any costs for research and development and did not perform any externally funded research and development programs. Research and development costs, if any, are charged to expense as incurred.

(2)(h) Income Taxes

The Company accounts for income taxes utilizing the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax and financial statement bases of assets and liabilities, measured using enacted tax rates expected to be in effect in the period which the temporary differences reverse.

Management considers historical results of operations and the current operating environment in assessing the likelihood of utilization of existing deferred tax assets.

(2)(i) Net Income and Net Loss Per Common Share

Basic net income or net loss per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the sum of the weighted average number of common shares plus additional common shares that would have been outstanding if potential dilutive common shares had been issued for granted stock option and stock purchase rights. Common stock equivalents are excluded from the diluted calculations if a net loss is incurred as they would be anti-dilutive.

(2)(j) Comprehensive Income

The Company has no items of comprehensive income, and therefore net income is equal to comprehensive income.

(2)(k) Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs, An Amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The Company is required to adopt SFAS No. 151 in 2006 and does not expect adoption to have a significant impact on results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95." SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity`s equity instruments. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. Adoption requires a modified prospective application whereby compensation expense is recognized on or after the required effective date for the portion of the outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated on a basis consistent with the SFAS No. 123 pro forma disclosures (see Note 2n). The Company will adopt SFAS No. 123 (R) on its effective date, commencing with the quarter ending September 24, 2005. Actual expense recorded related to these options would be reduced by future forfeitures.

(2)(l) Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses recorded during the reporting period. Significant accounting estimates made by the Company`s management include the allowance for doubtful accounts receivable, the reserve for obsolete inventories, and the valuation allowance for deferred tax assets. Such estimates are adjusted by management periodically as a result of existing or anticipated economic changes which effect, or may effect, the Company`s consolidated financial statements. Actual results could differ from these estimates.

(2)(m) Fiscal Year-End

The Company`s fiscal year end is the last Saturday in December which could result in a 52 or 53 week year. Fiscal years 2004, 2003, and 2002 consisted of 52 weeks.

(2)(n) Stock-Based Compensation Plans

The Company has adopted the disclosure requirements of Statements of Financial Accounting Standards (SFAS) No.123, `Accounting for Stock-Based Compensation`. The Company continues to recognize compensation costs using the intrinsic value based method described in Accounting Principles Board Opinion No. 25, `Accounting for Stock Issued to Employees`. No stock-based compensation costs were recognized in 2004, 2003 and 2002 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:
	2004	2003	2002
Net income (loss), as reported	$ 1,040,432	($ 19,029)	($ 734,309)
Total stock-based employee compensation expense determined under fair value based method for all awards	(73,358)	(68,556)	(98,908)
	------------	------------	------------
Pro forma net income (loss)	$ 967,074	($ 87,585)	($ 833,217)
	======	======	=======
Net income (loss) per share: As reported - basic and diluted	$ 0.08	$ --	($ 0.06)
Pro forma - basic and diluted	$ 0.08	($ 0.01)	($ 0.07)

The fair value of each option grant under SFAS 123 is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents the annualized weighted average values of the significant assumptions used to estimate the fair values of the options:
	2004	2003	2002
Risk-free interest rate	3.03%	3.04%	5.04%
Expected life in years	7	7	7
Expected volatility	163%	174%	176%
Expected dividend yield	0	0	0
Weighted average fair value of grants	$ 0.62	$ 0.57	$ 0.74

All options are granted with an exercise price equal to the fair market value of the underlying common stock on the date of grant.

(2)(o) Segment Reporting

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions about how to allocate resources and assess performance. To date, the Company has viewed its operations and manages its business as principally one segment.

(3) Inventories

As of December 25, 2004 and December 27, 2003 inventories consisted of the following:
	December 25,	December 27,
	2004	2003
	-------------	-------------

Raw materials	$ 40,831	$ 23,413
Work in process	146,715	136,124
Finished Goods	435,549	198,158
	-------------	-------------
Subtotal	623,095	357,695
Less reserve for
obsolete inventories	--	10,000
	-------------	-------------
	$ 623,095	$ 347,695
	========	========

(4) Leases and Commitments

At December 25, 2004, the Company had production equipment with a cost of $411,869 and accumulated amortization of $229,442 under capital leases. At December 27, 2003, the Company had production equipment with a cost of $411,869 and accumulated amortization of $144,068 under capital leases.

Future payments required under capital lease obligations are as follows at December 25, 2004:

2005	$ 102,476
2006	67,839
2007	49,855
-------------
Total future minimum lease payments	220,170
Less amount representing interest	24,306
-------------
Present value of net future lease payments	195,864
Less current portion	86,532
-------------
Long-term obligation under capital leases	$ 109,332
=======

The Company operates as a tenant-at-will in its sole location. Total rental expense for this operating lease was $96,718, $103,290, and $109,538 for fiscal years 2004, 2003 and 2002, respectively.

At December 25, 2004, the Company had outstanding commitments to purchase $270,000 of production equipment. At December 25, 2004, production equipment included $268,000 of construction in progress.

  Stock-Based Compensation Plans

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

Under the 1999 Plan a total of 1,250,000 shares of common stock is available for issuance, of which 163,750 shares remain available for grant as of December 25, 2004.

As of December 25, 2004, the 1999 Plan is the only stock option plan from which awards can be made as all other options plans have expired. The 1989 Stock Option Plan expired on February 22, 1999 and no additional grants can be made from this plan. The 1992 Director Stock Option Plan expired on April 16, 1998 and no additional grants can be made from this plan. A total of 241,113 options granted under the 1989 Stock Option Plan prior to its expiration date were outstanding as of December 25, 2004.

In 2004, the Company granted 173,250 options at exercise prices ranging from $0.53 to $1.25 under the 1999 Plan. In 2003, the Company granted 420,000 options at an exercise price of $0.31 under the 1999 Plan. In 2002, the Company granted 16,000 options at an exercise price of $0.58 under the 1999 Plan. As of December 25, 2004, the total number of options outstanding under all option plans was 1,327,363.

The following is a summary of stock option activity for all of the above plans for the fiscal years 2004, 2003 and 2002.
		2004		2003		2002
		------		------		------
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
	---------	-------	---------	-------	---------	------
Outstanding at
beginning of year	1,166,113	$ 0.57	880,513	$ 0.74	1,015,484	$ 0.80
Granted at
fair market value	173,250	$ 0.67	420,000	$ 0.31	16,000	$ 0.58
Exercised	--	-	--	-	(871)	$ 0.18
Cancelled	(12,000)	$ 0.50	(134,400)	$ 0.86	(150,100)	$ 1.14
	-------------		-------------		-------------
Outstanding at
end of year	1,327,363	$ 0.57	1,166,113	$ 0.57	880,513	$ 0.74
	=======		=======		======
Options exercisable
at year-end	768,363	$ 0.68	592,963	$ 0.73	568,330	$ 0.76

The following table summarizes information about stock options outstanding at
December 25, 2004:
Range of Exercise Prices			Options Outstanding			Options Exercisable
From		to	Number Outstanding	Weighted Remaining Contractual Life	Weighted Exercise Price	Number Outstanding	Weighted Exercise Price
$ 0.18	to	$0.20	196,113	1.43	$ 0.18	196,113	$ 0.18
0.20	to	0.50	589,250	7.93	0.31	223,950	0.30
0.51	to	0.80	189,250	9.81	0.64	16,000	0.58
0.81	to	1.10	178,000	4.81	1.00	173,000	1.00
1.10	to	1.40	125,750	5.36	1.27	110,300	1.27
1.41	to	2.19	49,000	3.30	2.06	49,000	2.06
Total			1,327,363	6.40	$ 0.57	768,363	$ 0.68

(6) Accrued Expenses

Accrued expenses consist of the following:
	December 25,	December 27,
	2004	2003
	-------------	-------------

Accrued legal and
accounting	$ 43,151	$ 38,724
Accrued payroll	109,233	75,815
Accrued other	22,890	1,252
	-------------	-------------
	$ 175,274	$ 115,791
	=======	=======

(7) Line of Credit - Officer

In March 2003, the Company`s President executed a line-of-credit agreement to provide the Company up to $200,000. Such agreement, which expired on February 16, 2005, required monthly payments of interest only at 1.5% above the prime rate, with all unpaid principal and accrued interest due on February 16, 2005. The agreement was collateralized by the Company`s trade accounts receivable. There were no amounts outstanding under such agreement at December 25, 2004 or December 27, 2003.

(8) Income Taxes

Deferred tax assets (liabilities) as of December 25, 2004 and December 27, 2003 are as follows:
	December 25, 2004	December 27, 2003

Deferred Tax Assets:
Net operating loss
carryforwards	$ 8,094,000	$ 8,563,000
Credit carryforwards	50,000	121,723
Deferred revenue	47,000	45,520
Reserve for obsolete inventory	--	3,400
Other	5,000	--
	-----------------	-----------------
Gross deferred tax assets	8,196,000	8,733,643
Valuation allowance	(8,154,000)	(8,603,758)
	-----------------	-----------------
Net deferred tax assets	$ 42,000	$ 129,885
	=========	=========
Deferred Tax Liabilities:
Depreciation	($ 42,000)	($ 129,885)
	-----------------	-----------------
Gross deferred tax liability	($ 42,000)	($ 129,885)
	-----------------	-----------------
Net deferred tax liability	--	--
	=========	=========

Due to the uncertainty related to the realization of the net deferred tax asset, a valuation allowance has been provided. At December 25, 2004, the Company had net operating loss carryforwards of approximately $24,000,000 available to offset future income for U.S. Federal income tax purposes. These operating loss carryforwards expire in various amounts from 2006 through 2024. The decrease in the valuation reserve of $449,758 results from the change in net operating loss and credit carryforwards.

Income tax (benefit) expense is different from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income as a result of the following:
Years Ended
	December 25, 2004	December 27, 2003	December 28, 2002
Tax (benefit) at statutory rate	$ 353,750	$ (6,500)	$ (249,600)
State tax (benefit), net of federal tax benefit	65,200	(500)	(18,000)
Benefit derived from net operating loss carryforwards not previously provided for	(418,950)	7,000	267,600
	-----------	-----------	-----------
Total	$ --	$ --	$ --
	======	======	======

Certain provisions of the Internal Revenue Code limit the annual utilization of net operating loss carryforwards if, over a three-year period, a greater than 50% change in ownership occurs, as defined. The Company believes that it did not exceed the 50% ownership change in the three-year period ended December 25, 2004. Therefore, as of year-end 2004 all net operating loss carryforwards should be available to offset future taxable income.

(9) Retirement Savings Plan

Effective September 1, 1987, the Company established the Retirement Savings Plan (the `Plan`) under the provisions of Section 401 of the Internal Revenue Code. Employees, as defined in the Plan, are eligible to participate in the Plan after 30 days of employment. Under the terms of the Plan, the Company may match employee contributions under such method as described in the Plan and as determined each year by the Board of Directors. Through December 25, 2004, no employer matching contributions had been made to the Plan since inception.

(10) Concentrations of Credit Risk, Significant Customers and Geographic Information

Financial instruments which subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. As of December 25, 2004, the Company had $357,947 of cash deposits which exceed the Federal Deposit Insurance Corporation (FDIC) limit of $100,000. The Company maintains such cash deposits in a high credit quality financial institution.

The Company extends credit to customers which consist principally of microelectronics systems companies in the United States, Europe and Asia. The Company generally does not require collateral or other security as a condition of sale rather relying on credit approval, balance limitation and monitoring procedures to control credit risk of trade accounts receivable. Management conducts on-going credit evaluations of its customers, and historically the Company has not experienced any significant credit-related losses with respect to its trade accounts receivable. As of December 25, 2004, the Company had trade accounts receivable due from four customers that accounted for 81% of total trade accounts receivable as of that date. Management believes that any credit risks have been properly provided for in the accompanying financial statements.

Revenues from significant customers as a percentage of total revenues in 2004, 2003 and 2002 were as follows:
	Percent of Total Revenues
Significant Customer	2004	2003	2002
A	42%	57%	31%
B	27%	19%	22%
C	7%	11%	12%
D	7%	2%	4%

The Company`s revenue was derived from the following countries in fiscal 2004:
Country	Percent of 2004 Revenue
United States of America	84%
Canada	8%
Germany	7%
Other	1%

Many of the Company`s customers who are based in the United States conduct design, purchasing and payable functions in the United States, but do manufacturing overseas, therefore instructing the Company to ship to overseas locations. Revenue generated from shipments made to customers` locations outside the United States accounted for 60%, 74% and 38% of total revenue in 2004, 2003 and 2002, respectively.

All of the Company`s long-lived assets and operations are located in the United States.

(12) Net Income (Loss) Per Share

The following reconciles the basic and diluted net income (loss) per share calculations.
	For the years ended
	Dec. 25,	Dec. 27,	Dec. 28,
	2004	2003	2002
	------------	------------	------------
Basic Computation:
Numerator:
Net income (loss)	$ 1,040,432	$ (19,029)	$ (734,309)

Denominator:
Weighted average
common shares
outstanding	12,293,209	12,293,209	12,292,716

Basic net income (loss) per share	$ 0.08	-	$ (0.06)

Diluted Computation:
Numerator:
Net income (loss)	$ 1,040,432	$ (19,029)	$ (734,308)

Denominator:
Weighted average
common shares
outstanding	12,293,209	12,293,209	12,292,716
Stock options	467,950	--	--
	------------	------------	------------

Total Shares	12,761,159	12,293,209	12,292,716
	==========	==========	==========
Diluted net income (loss) per share	$ 0.08	--	$ (0.06)

The computation of diluted earnings per common share in 2004, 2003, and 2002 excludes the effect of the potential exercise of options to purchase approximately 352,750 shares, 1,166,113 and 880,513 shares respectively, because the effect would be anti-dilutive.

SCHEDULE II
CERAMICS PROCESS SYSTEMS CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 25, 2004, December 27, 2003 and December 28, 2002
	Balance at	Charged to
	Beginning of	Costs and	Charged to		Balance at End
	Period	Expenses	Other Accounts	Deductions	of Year

2002
Allowance for
doubtful
accounts	$ 12,585	$ 20,000	--	$ 8,387	$ 24,198

2003
Allowance for
doubtful
accounts	$ 24,198	$ 24,791	--	$ 47,890	$ 1,099

Reserve for
obsolete
inventories	$132,000	$10,000	--	$ 132,000	$ 10,000

2004
Allowance for
doubtful
accounts	$1,099	$11,000	--	--	$ 12,099

Reserve for
obsolete
inventories	$10,000	--	--	$ 10,000	--