Form 10-Q
period 2005-03-26
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 2005-05-10
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 26, 2005
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of May 6, 2005: 12,293,209.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Balance Sheets (unaudited)

(continued on next page)
	March 26,	December 25,
	2005	2004
ASSETS	-------------	-------------

Current assets:
Cash and cash equivalents	$ 496,306	$ 457,947
Accounts receivable-trade
net of allowance for doubtful accounts
of $12,099	664,333	1,311,851
Inventories	806,065	623,095
Prepaid expenses	45,741	27,376
	-------------	-------------
Total current assets	2,012,445	2,420,269
	-------------	-------------
Property and equipment:
Production equipment	3,304,063	3,042,139
Furniture and office equipment	216,808	211,424
	-------------	-------------
Total cost	3,520,871	3,253,563
Accumulated depreciation
and amortization	(2,488,464)	(2,427,934)
	-------------	-------------
Property and equipment, net	1,032,407	825,629
	-------------	-------------
Total Assets	$3,044,852	$3,245,898
	========	========

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Balance Sheets (unaudited)
(continued)

LIABILITIES AND STOCKHOLDERS`	March 26,	December 25,
EQUITY	2005	2004
	-------------	-------------
Current liabilities:
Accounts payable	$ 329,331	$ 498,683
Accrued expenses	225,980	175,274
Current portion of obligations
under capital leases	81,863	86,532
	-------------	-------------
Total current liabilities	637,174	760,489

Deferred revenue	133,884	133,884
Obligations under capital
leases less current portion	88,657	109,332
	-------------	-------------
Total liabilities	859,715	1,003,705
	-------------	-------------
Stockholders` Equity
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 12,316,092 shares	123,161	123,161
Additional paid-in capital	32,657,584	32,657,584
Accumulated deficit	(30,534,773)	(30,477,717)
Less cost of 22,883 common shares
repurchased	(60,835)	(60,835)
	-------------	-------------
Total stockholders` equity	2,185,137	2,242,193
	-------------	-------------
Total liabilities and stockholders`
equity	$3,044,852	$3,245,898
	========	========

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Statements of Operations (Unaudited)
	Fiscal Quarters Ended
	March 26,	March 27,
	2005	2004
	------------	------------
Total revenue	$1,424,480	$1,664,391

Cost of product sales	1,138,899	1,230,356
	------------	------------
Gross margin	285,581	434,035

Selling, general, and
administrative	336,869	256,635
	------------	------------
Operating income (loss)	(51,288)	177,400

Other expense, net	(5,768)	(8,711)
	------------	------------
Net income (loss)	$ (57,056)	$ 168,689
	========	========
Net income (loss) per basic and
diluted common share	$ (0.00)	$ 0.01
	------------	------------

Weighted average number of
basic common shares
outstanding	12,293,209	12,293,209
	========	========
Weighted average number of
diluted common shares
outstanding	12,293,209	12,725,544
	========	========

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
	Fiscal Quarter Ended
	March 26,	March 27,
	2005	2004
	---------	---------

Cash flows from operating activities:
Net income (loss)	$ (57,056)	$ 168,689
Adjustments to reconcile net income
(loss) to cash provided by operating
activities:
Depreciation & amortization	60,530	76,938
Changes in operating assets and liabilities:
Accounts receivable - trade	647,518	(384,530)
Inventories	(182,970)	52,690
Prepaid expenses	(18,365)	(1,346)
Accounts payable	(169,352)	40,315
Accrued expenses	50,706	67,898
	---------	---------
Net cash provided by operating	331,011	20,654
activities
	---------	---------
Cash flows from investing activities:
Purchases of property and equipment	(267,308)	(63,402)
	---------	---------
Cash flows from financing activities:
Payment of capital lease obligations	(25,344)	(24,150)
	---------	---------
Net increase (decrease) in cash and cash
equivalents	38,359	(66,898)

Cash and cash equivalents at beginning of period	457,947	189,533
	---------	---------
Cash and cash equivalents at end of period	$ 496,306	$ 122,635
	=========	=========

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Notes to Consolidated Financial Statements

Quarters Ended March 26, 2005 and March 27, 2004
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

The accompanying financial statements for the fiscal quarters ended March 26, 2005 and March 27, 2004 are unaudited. In the opinion of management, the unaudited consolidated financial statements of CPS reflect all normal recurring adjustments which are necessary to present fairly the financial position and results of operations for such periods.

The Company`s balance sheet at December 25, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant`s Annual Report on Form 10-K for the year ended December 25, 2004.

The consolidated financial statements include the accounts of CPS and its wholly-owned subsidiary, CPS Superconductor Corporation. All significant intercompany balances and transactions have been eliminated. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

(3) Recent Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based

Payment", (SFAS No. 123(R)), which is an Amendment of FASB Statements Nos. 123 and 95. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) that provides interpretive guidance regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the SEC staff`s views regarding the valuation of share-based payment arrangements for public companies. The fair-value-based method of expense recognition in SFAS No. 123(R) is similar to the fair-value-based method described in SFAS No. 123 in most respects. Pursuant to rules adopted by the SEC in April 2005, the effective date for SFAS No. 123(R) has been deferred to the first quarter of fiscal year 2006. If we had included the fair value of employee stock options in our financial statements, our net income for the quarters ended March 26, 2005 and March 27, 2004 would have been as disclosed in Note 4.

(4) Net Income (Loss) Per Common and Common Equivalent Share

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

The following table presents the calculation of both basic and diluted EPS:
	For periods ended
	March 26,	March 27,
	2005	2004
	------------	------------
Basic EPS Computation:
Numerator:
Net income (loss)	$ (57,056)	$ 168,689

Denominator:
Weighted average
common shares
outstanding	12,293,209	12,293,209

Basic EPS	$ (0.00)	$ 0.01

Diluted EPS Computation:
Numerator:
Net income (loss)	(57,056)	168,689

Denominator:
Weighted average
common shares
outstanding	12,293,209	12,293,209
Stock options	-	432,335
	------------	------------

Total Shares	12,293,209	12,725,544

Diluted EPS	$ (0.00)	$ 0.01

Options to purchase 1,327,363 shares of common stock at a weighted-average exercise price of $0.59 were outstanding at March 26, 2005. Options to purchase 1,156,913 shares of common stock at a weighted-average exercise price of $0.57 were outstanding at March 27, 2004. The Company incurred a net loss for the quarter ended March 26, 2005, therefore stock options were not used to compute diluted loss per share since the effect would have been antidilutive.

The Company accounts for its stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no stock-based employee compensation cost is reflected in net income as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-based Compensation," to stock-based employee compensation for the fiscal quarters ended March 26, 2005 and March 27, 2004:
	March 26,	March 27,
	2005	2004
	------------	------------
Net income (loss), as reported	(57,056)	168,689

Deduct: Total stock-base employee
compensation expense determined
under fair value method for all awards	23,750	21,262
	------------	------------
Pro forma net income (loss)	(80,806)	147,427
	=======	=======
Earnings per share:
Basic and diluted - as reported	$ (0.01)	$ 0.01
Basic and diluted - pro forma	$ (0.01)	$ 0.01

(5) Inventories

Inventories consist of the following:
	March 26,	December 25,
	2005	2004
	-------------	-------------
Raw materials	$ 26,512	$ 40,831
Work in process	158,408	146,715
Finished Goods	621,145	435,549
	-------------	-------------

Inventories, net	$ 806,065	$ 623,095
	========	========

(6) Accrued Expenses

Accrued expenses consist of the following:
	March 27,	December 25,
	2005	2004
	-------------	-------------
Accrued legal and accounting	$ 31,637	$ 43,151
Accrued payroll	182,643	109,233
Accrued other	11,700	22,890
	-------------	-------------
	$ 225,980	$ 175,274
	========	========

ITEM 2 MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in this report and the Company`s Annual Report on Form 10-K for the year ended December 25, 2004.

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

Critical Accounting Policies

The critical accounting policies utilized by the Company in preparation of the accompanying consolidated financial statements are set forth in Part 2, Item 7 of the Company`s Annual Report on Form 10-K for the year ended December 25, 2004, under the heading "Management`s Discussion and Analysis of Financial Condition and Results of Operations". There have been no material changes to these policies since December 25, 2004.

Results of Operations: First Quarter of 2005 Compared to First Quarter of 2004

Revenues in Q1 2005 of $1.424 million were 14% lower than revenues in Q1 2004 of $1.664 million. Management believes this decline in revenues relates primarily to timing rather than changes in underlying demand. In the preceding quarter, Q4 2004, revenues reached $1.956 million as the Company`s largest customers purchased more product than they had forecast, particularly towards the end of the quarter. These same customers purchased less than forecast in Q1 2005, particularly in the beginning of the quarter. In short, customers pulled Q1 2005 demand into Q4 2004. By the end of Q1 2005, management believes major customers` purchasing patterns have returned to reflect underlying demand.

Gross margins in Q1 2005 of 20% compare with gross margins in Q1 2004 of 26%. This decline in gross margins is primarily due to three reasons: 1) an increase in direct labor costs resulting from higher employment levels in Q1 2005 than Q1 2004; 2) fixed costs being spread over a smaller production volume, and 3) price reductions in certain products which took effect in Q4 2004 and Q1 2005 as a result of annual price negotiations with certain customers.

Sales, General and Administrative expenses (SG&A) increased to $337 thousand in Q1 2005 from $257 thousand in Q1 2004, a 31% increase. This increase in SG&A expenses is primarily attributable to salary expense which increased by $47 thousand, sales commissions which increased by $7 thousand because of changes in product mix, and sales promotions expense which increased by $6 thousand.

Total operating expenses in Q1 2005 were $1.476 million, a reduction of less than one percent from total operating expenses in Q1 2004 of $1.487 million. As described above, direct labor and SG&A expenses were higher compared to Q1 2004, while direct material expenses were lower because of lower production volume.

In Q1 2005, other expense was $6 thousand compared to $9 thousand in Q1 2004, the difference is primarily a reduction in interest costs.

The Company recorded no tax provision during the quarter ended March 26, 2005 due to the net operating losses being carried forward and a valuation reserve against deferred tax assets.

The cumulative effect of these revenues and costs resulted in a net loss of $57 thousand or $0.00 per basic and dilutive common share in Q1 2005 compared with net income of $169 thousand or $0.01 per basic and dilutive common share in Q1 2004.

Liquidity and Capital Resources

The Company`s cash balance and cash equivalents at March 26, 2005 was $496 thousand compared to cash balance and cash equivalents at December 25, 2004 of $458 thousand, an increase of $38 thousand or 8%. This increase is due to cash flows from operating activities of $331 thousand which was in excess of cash expended for capital equipment and payments of capital lease obligations.

Accounts receivable decreased to $664 thousand at March 26, 2005 from $1,312 thousand at December 24, 2004. This change is primarily due to higher shipments in Q4 2004 than Q1 2005.

Inventories increased to $806 thousand at March 26, 2005 from $623 thousand at December 25, 2004. This increase is primarily due to increases in consigned inventory held at customers` locations pursuant to consigned inventory agreements the Company has entered into with key customers.

The Company financed its working capital during Q1 2005 with existing cash balances and funds generated by operations. The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2005 from these same sources, although the Company intends to finance certain capital equipment purchases with lease financing, and to enter into a line of credit agreement to provide additional liquidity.

Contractual Obligations

As of March 26, 2005, there have been no significant changes in the Company`s contractual obligations, consisting principally of various operating and capital leases, as disclosed at December 25, 2004.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not significantly exposed to the impact of interest rate changes and foreign currency fluctuations. The Company has not used derivative financial instruments.

ITEM 4 CONTROLS AND PROCEDURES

(a) As of the end of the period covered by this quarterly report, the Company`s Chief Executive Officer and Principal Financial Officer conducted an evaluation of the Company`s disclosure controls and procedures. Based on this evaluation, the Company`s Chief Executive Officer and Principal Financial Officer has concluded that the Company`s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls. Since the evaluation date, there have not been any significant changes in the Company`s internal controls or in other factors that could significantly affect such controls.

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 OTHER INFORMATION

Not applicable.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K:
(a) Exhibits: None

(b) Reports on Form 8-K

On February 16, 2005, the Company filed a report on Form 8 K/A relating to the engagement of Wolf & Company, P.C. as its independent public accountants.

On March 24, 2005, the Company filed a report on Form 8-K relating to the announcement of its financial results for the fiscal year ended December 25, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ceramics Process Systems Corporation
(Registrant)

Date: May 10, 2005
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

Date: May 10, 2005
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

Date: May 10, 2005
/s/ Grant C. Bennett
Grant C. Bennett
President and Treasurer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Ceramics Process Systems Corporation (the "Company") on Form 10-Q for the three month period ended March 26, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Grant C. Bennett, President and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 10, 2005
/s/ Grant C. Bennett
Grant C. Bennett
President and Treasurer