Form 10-K/A
period 2004-12-25
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 2005-08-05
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO.1

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

Documents incorporated by reference.

EXPLANATORY NOTE

This Form 10-K/A is being filed solely for the purpose of incorporating an amendment to the report of our current independent registered public accounting firm included in our Form 10-K for the fiscal year ended December 25, 2004, whereby they indicate that their predecessor has ceased operations with respect to public entities.

Except as described above, we have not amended or modified the financial information or other disclosures contained in our Form 10-K as originally filed. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, nor does it modify or update the disclosures therein in any way. The following represents our Form 10-K in its entirety including the amendment to only the item set forth above.

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
Chartley, Massachusetts

We have audited the accompanying consolidated balance sheet of Ceramics Process Systems Corporation and subsidiary as of December 25, 2004 and the related consolidated statements of operations, stockholders` equity and cash flows for the year then ended. These financial statements are the responsibility of the Corporation`s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Ceramics Process Systems Corporation and subsidiary as of December 27, 2003 and for the years ended December 27, 2003 and December 28, 2002 were audited by other auditors who have ceased operations with respect to public companies. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 8, 2004.

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