Form 10-Q
period 2005-06-25
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 2005-08-09
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 25, 2005
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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of August 8, 2005: 12,326,209.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Balance Sheets (Unaudited)
(continued on next page)
	June 25,	December 25,
	2005	2004
ASSETS	-------------	-------------

Current assets:
Cash and cash equivalents	$ 312,953	$ 457,947
Accounts receivable-trade
net of allowance for doubtful accounts
of $12,099	1,022,092	1,311,851
Inventories	764,425	623,095
Prepaid expenses	69,496	27,376
	-------------	-------------
Total current assets	2,168,966	2,420,269
	-------------	-------------
Property and equipment:
Production equipment	3,343,985	3,042,139
Furniture and office equipment	216,808	211,424
	-------------	-------------
Total cost	3,560,793	3,253,563
Accumulated depreciation
and amortization	(2,554,173)	(2,427,934)
	-------------	-------------
Property and equipment, net	1,006,620	825,629
	-------------	-------------
Total Assets	$ 3,175,586	$ 3,245,898
	=========	=========

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Balance Sheets (Unaudited)
(continued)
LIABILITIES AND STOCKHOLDERS`	June 25,	December 25,
EQUITY	2005	2004
	-------------	-------------
Current liabilities:
Accounts Payable	$ 262,685	$ 498,683
Accrued Expenses	169,865	175,274
Current portion of obligations
under capital leases	134,489	86,532
	-------------	-------------
Total current liabilities	567,039	760,489

Deferred revenue	133,884	133,884
Obligations under capital
leases less current portion	183,884	109,332
	-------------	-------------
Total liabilities	884,807	1,003,705
	-------------	-------------
Stockholders` equity:
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 12,316,092 shares	123,161	123,161
Additional paid-in capital	32,657,584	32,657,584
Accumulated deficit	(30,429,131)	(30,477,717)
Less cost of 22,883 common shares
repurchased	(60,835)	(60,835)
	-------------	-------------
Total stockholders` equity	2,290,779	2,242,193
	-------------	-------------
Total liabilities and stockholders`
equity	$ 3,175,586	$ 3,245,898
	==========	==========

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Statements of Operations (Unaudited)
	Fiscal Quarters Ended		Six month Periods Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004
	------------	------------	------------	------------
Product sales	$ 1,790,272	$ 1,417,219	$ 3,214,752	$ 3,081,609

Cost of product sales	1,321,974	973,663	2,460,873	2,204,018
	------------	------------	------------	------------
Gross Margin	468,298	443,556	753,879	877,591
Selling, general, and
administrative expense	355,658	293,807	692,527	550,442
	------------	------------	------------	------------
Operating income	112,640	149,749	61,352	327,149

Other income(expense), net	(6,998)	(8,011)	(12,766)	(16,722)
	------------	------------	------------	------------
Net income	$ 105,642	$ 141,738	$ 48,586	$ 310,427
	============	============	============	============
Net income per
basic common share	$ 0.01	$ 0.01	$ 0.00	$ 0.03
	------------	------------	------------	------------

Weighted average number of
basic common shares
outstanding	12,293,209	12,293,209	12,293,209	12,293,209
	============	============	============	============
Net income per
diluted common share	$ 0.01	$ 0.01	$ 0.00	$ 0.02
	------------	------------	------------	------------
Weighted average number of
diluted common shares
outstanding	13,052,377	12,723,096	12,672,793	12,723,389
	============	============	============	============

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
	Six-Month Period Ended
	June 25,	June 26,
	2005	2004
	---------	---------

Cash flows from operating activities:
Net income	$ 48,586	$ 310,427
Adjustments to reconcile net income
(loss) to cash provided by (used in)
operating activities:
Depreciation & amortization	126,239	147,845
Gain on sale of property and
equipment	--	(158)

Changes in assets and liabilities:
Accounts receivable - trade	289,759	(124,056)
Inventories	(141,330)	(55,496)
Prepaid expenses	(42,120)	3,265
Accounts payable	(235,997)	49,226
Accrued expenses	(5,409)	64,646
	---------	---------
Net cash provided by operating	39,728	395,699
activities
	---------	---------
Cash flows from investing activities:
Additions to property and equipment	(133,480)	(177,816)
Proceeds from sale of property and equipment	--	2,500
	---------	---------
Net cash used in investing
activities	(133,480)	(175,316)
	---------	---------
Cash flows from financing activities:
Payment of capital lease obligations	(51,242)	(46,893)
	---------	---------
Net cash used by
financing activities	(51,242)	(46,893)
	---------	---------
Net (decrease) increase in cash and cash equivalents	(144,994)	173,490
Cash and cash equivalents at beginning of period	457,947	189,533
	---------	---------
Cash and cash equivalents at end of period	$ 312,953	$ 363,023
	=========	=========
Non-cash financing and investing activities:
Acquisition of machinery under capital leases	$ 173,750	--

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Notes to Consolidated Financial Statement
(Unaudited)

(1) Nature of Business

Ceramics Process Systems Corporation (the `Company` or `CPS`) produces products used in various end markets including the wireless communications infrastructure market, high-performance microprocessor market, motor controller market and other microelectronic and capital equipment markets. The Company develops, manufactures, and markets advanced metal-matrix composite components primarily to house, interconnect and thermally manage microelectronic devices. The Company`s products are typically in the form of housings, packages, lids, substrates, thermal planes, or heat sinks, and are used in applications where thermal management and/or weight are important considerations.

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

The accompanying consolidated financial statements for the fiscal quarters ended June 25, 2005 and June 26, 2004 are unaudited. In the opinion of management, the unaudited consolidated financial statements of CPS reflect all adjustments necessary to present fairly the financial position and results of operations for such periods.

The Company`s consolidated balance sheet at December 25, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

(3) Recent Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based

Payment", (SFAS No. 123(R)), which is an Amendment of FASB Statements Nos. 123 and 95. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) that provides interpretive guidance regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the SEC staff`s views regarding the valuation of share-based payment arrangements for public companies. The fair-value-based method of expense recognition in SFAS No. 123(R) is similar to the fair-value-based method described in SFAS No. 123 in most respects. Pursuant to rules adopted by the SEC in April 2005, the effective date for SFAS No. 123(R) has been deferred to the first quarter of fiscal year 2006. If we had included the fair value of employee stock options in our financial statements, our net income for the quarters ended June 25, 2005 and June 26, 2004 would have been as disclosed in Note 4.

(4) Net Income (Loss) Per Common and Common Equivalent Share

Basic earnings per share (`EPS`) excludes the effect of any dilutive options, warrants or convertible securities and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed by dividing net income by the sum of the weighted average number of common shares and common share equivalents computed using the average market price for the period under the treasury stock method requirements.

The following table presents the calculation of both basic and diluted EPS:
	Quarters Ended		Six-Month Periods Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004
	------------	------------	------------	------------
Basic EPS Computation:
Numerator:
Net income	$ 105,642	$ 141,738	$ 48,586	$ 310,427

Denominator:
Weighted average
Common shares
Outstanding	12,293,209	12,293,209	12,293,209	12,293,209

Basic EPS	$ 0.01	$ 0.01	$ 0.00	$ 0.03

Diluted EPS Computation:
Numerator:
Net income	105,642	141,738	48,586	310,427

Denominator:
Weighted average
Common shares
Outstanding	12,293,209	12,293,209	12,293,209	12,293,209
Stock options	759,168	429,887	379,584	430,180

Total Shares	13,052,377	12,723,096	12,672,793	12,723,389

Diluted EPS	$ 0.01	$ 0.01	$ 0.00	$ 0.02

Options to purchase 1,283,363 shares of common stock at a weighted-average price of $0.59 were outstanding at June 25, 2005. Options to purchase 1,156,113 shares of common stock at a weighted-average price of $0.57 were outstanding at June 26, 2004.

The Company accounts for its stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no stock-based employee compensation cost is reflected in net income as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-based Compensation," to stock-based employee compensation for the fiscal quarter ended June 25, 2005:

	Fiscal Quarters Ended		Six month Periods Ended
	------------------------------		----------------------------------
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
	-------------------	-------------------	-------------------	-------------------
Net income as reported	$ 105,642	$ 141,738	$ 48,586	$ 310,427

Deduct total stock-based employee compensation expense determined under fair value method for all awards	(20,221)	(26,500)	(43,971)	(47,762)
	---------	-----------	-------	-----------
Pro forma net income	85,421	115,238	4,615	262,665
	=====	======	====	======
Basic shares outstanding	12,293,209	12,293,209	12,293,209	12,293,209
Diluted shares outstanding	13,052,377	12,723,096	12,672,793	12,723,389

Earnings per share, as reported
Basic	$ 0.01	$ 0.01	$ 0.00	$ 0.03
Diluted	$ 0.01	$ 0.01	$ 0.00	$ 0.02

Earnings per share, pro forma
Basic	$ 0.01	$ 0.01	$ 0.00	$ 0.02
Diluted	$ 0.01	$ 0.01	$ 0.00	$ 0.02

(5) Inventories

Inventories consist of the following:
	June 25,	December 25,
	2005	2004
	-------------	-------------
Raw materials	$ 27,687	$ 40,831
Work in process	188,897	146,715
Finished goods	547,841	435,549
	-------------	-------------

Inventories, net	$ 764,425	$ 623,095
	=======	=======

(6) Accrued Expenses

Accrued expenses consist of the following:
	June 25,	December 25,
	2005	2004
	-------------	-------------

Accrued legal and accounting	24,632	43,151
Accrued Payroll	$ 128,885	$ 109,233
Accrued other	16,348	22,890
	-------------	-------------
	$ 169,865	$ 175,274
	=======	=======

(7) Line of Credit and Equipment Lease Facility Agreements

In April 2004, the Company entered line of credit and equipment lease agreements with Sovereign Bank. The line of credit is a revolving credit facility allowing the Company to borrow up to 80% of eligible accounts receivable, up to a maximum of $1 million, subject to the Company complying with certain covenants. The line of credit has a one-year term. The equipment lease facility allows the Company to lease up to $600 thousand of eligible capital equipment from Sovereign Bank. As of June 25, 2005 there were no borrowings under the line of credit. As of June 25, 2005, the Company has leased capital equipment with a value of $174 thousand from Sovereign Bank under the lease facility agreement.

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

Critical Accounting Policies

The critical accounting policies utilized by the Company in preparation of the accompanying consolidated financial statements are set forth in Part II, Item 7 of the Company`s Annual Report on Form 10-K for the year ended December 25, 2004, under the heading "Management`s Discussion and Analysis of Financial Condition and Results of Operations". There have been no material changes to these policies since December 25, 2004.

Results of Operations for Second Fiscal Quarter of 2005 (Q2 2005) Compared to the Second Fiscal Quarter of 2004 (Q2 2004)

Total revenue was $1,790 thousand in Q2 2005, a 26% increase from total revenue of $1,417 thousand in Q2 2004. The increase in revenues came primarily from higher demand for existing products. The revenue from increased unit shipments was offset somewhat by reduced prices for certain high volume products. Unit demand increased for flip-chip heat spreaders, motor controller baseplates and wireless basestations components. In addition the Company achieved several design wins for flip chip heat spreaders, motor controller baseplates and other products which management believes will generate growth in the future.

Total operating expenses in Q2 2005 were $1,678 thousand, a 32% increase from total operating expenses in Q2 2004 of $1,267 thousand. Cost of product sales in Q2 2005 were $1,322 thousand, an increase of 36% from cost of product sales in Q2 2004 of $974 thousand. Cost of product sales increased primarily as a result of increased unit shipments and secondarily because of increases in certain costs of raw materials and higher labor costs from higher employment levels; these cost increases were offset somewhat by productivity gains. Gross profit on product sales in Q2 2005 was 26% compared to gross profit on products sales in Q2 2004 of 31%. This decrease in gross profit is primarily the result of lower prices for certain products which went into effect at the end of last year.

Selling, general and administrative (SG&A) expenses were $356 thousand in Q2 2005, a 21% increase from SG&A expenses of $294 thousand in Q2 2004. The increase in SG&A expenses is primarily the result of higher commissions paid to sales representatives and higher sales promotion expenses.

Results of Operations for First Six Months 2005 Compared to First Six Months of 2004

Total revenue was $3,215 thousand in the first six months of 2005, a 4% increase from total revenue of $3,082 thousand in the first six months of 2004. The increase in revenues came primarily from higher demand for existing products. The revenue from increased unit shipments was offset somewhat by reduced prices for certain high volume products. The largest increase in demand was for lids and heatspreaders for application-specific integrated circuits.

Total operating expenses in the first six months of 2005 were $3,153 thousand, a 14% increase from total operating expenses of $2,754 thousand in the first six months of 2004. Cost of product sales in the first six months of 2005 were $2,461 thousand, a 12% increase from cost of product sales in the first six months of 2004 of $2,204 thousand. Cost of product sales increased as a result of increased unit shipments and increased equipment and facilities maintenance and repair. Gross profit on product sales in the first six months of 2005 was 23% compared to gross profit on product sales in the first six months of 2004 of 28%. This decrease in gross profit is primarily the result of lower prices for certain products which went into effect at the end of last year.

Selling, general and administrative (SG&A) expenses were $693 thousand in the first six months of 2005, a 26% increase from SG&A expenses in the first six months of 2004 of $550 thousand. The increase in SG&A expenses is primarily the result of higher commissions paid to sales representatives and higher sales promotion expenses.

Liquidity and Capital Resources

The Company`s cash balance and cash equivalents at June 25, 2005 was $313 thousand compared to cash balance and cash equivalents at December 25, 2004 of $458 thousand, a decrease of $145 thousand or 32%. This decrease is primarily the result of $133 thousand of fixed asset additions that were funded by cash generated from operations and cash balances.

Accounts receivable decreased to $1,022 thousand at June 25, 2005 from $1,312 thousand at December 25, 2004. This change reflects lower revenues in Q2 2005 compared to Q4 2004. The accounts receivable balance at June 25, 2005 and December 25, 2004 is net of allowance for doubtful accounts of $12 thousand.

Inventories increased to $764 thousand at June 25, 2005 from $623 thousand at December 25, 2004; this increase is primarily the result of increase use of consigned inventory by the Company`s customers and management`s assessment of the inventory levels required to meet the future demand of customers.

The Company financed its working capital during Q2 2005 with existing cash balances and funds generated by operations. The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2005 from these same sources.

The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company`s ability to achieve its business objectives.

Contractual Obligations

In April 2005, the Company entered line of credit and equipment lease agreements with Sovereign Bank. The line of credit is a revolving credit facility allowing the Company to borrow up to 80% of eligible accounts receivable, up to a maximum of $1 million, subject to the Company complying with certain covenants. The line of credit has a one-year term. The equipment lease facility allows the Company to lease up to $600 thousand of eligible capital equipment. As of June 25, 2005 there were no borrowings under the line of credit. As of June 25, 2005, the Company has leased capital equipment with a value of $174 thousand under the lease facility agreement.

As of June 25, 2005, production equipment included $357 thousand of construction in progress, and in addition, the Company had outstanding commitments to purchase $41 thousand of production equipment. The Company intends to finance $297 thousand of production equipment in construction in progress and outstanding commitments under the lease agreement.

The Company`s contractual obligations at June 25, 2005 consist of the following:
Payments Due by Period
		Remaining in	FY 2006 -	FY 2009 -	FY 2012 and
	Total	FY 2005	FY 2008	FY 1011	beyond
Capital lease obligations including interest	$ 346,948	$ 78,079	$ 268,869	$ --	--
Purchase commitments for production equipment	$ 40,973	$ 40,973	--	--	--

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not significantly exposed to the impact of interest rate changes and foreign currency fluctuations. The Company has not used derivative financial instruments.

ITEM 4 CONTROLS AND PROCEDURES

(a) The Company`s Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company`s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d - 14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officer has concluded that, as of the Evaluation Date, the Company`s disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to the Company (included its consolidated subsidiary) required to be included in the Company`s periodic filings under the Exchange Act. In addition, such officer has concluded that the Company`s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K:
(a) Exhibits: None

  Reports on Form 8-K

On August 5, 2005, the Company filed a report on Form 8-K relating to the announcement of its financial results for the fiscal quarter ended June 25, 2005, as presented in a press release dated August 5, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ceramics Process Systems Corporation
(Registrant)

Date: August 9, 2005
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

Date: August 9, 2005
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

Date: August 9, 2005
/s/ Grant C. Bennett
Grant C. Bennett
President and Treasurer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Ceramics Process Systems Corporation (the "Company") on Form 10-Q for the three and six month periods ended June 25, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Grant C. Bennett, President and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 9, 2005
/s/ Grant C. Bennett
Grant C. Bennett
President and Treasurer