Form 10-Q
period 2005-09-24
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 2005-11-07
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 24, 2005
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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of November 7, 2005: 13,326,209.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Balance Sheets (Unaudited)
(continued on next page)
	September 24,	December 25,
	2005	2004
ASSETS	-------------	-------------

Current assets:
Cash and cash equivalents	$ 377,569	$ 457,947
Accounts receivable-trade
net of allowance for doubtful accounts
of $12,099	1,047,653	1,311,851
Inventories	639,123	623,095
Prepaid expenses	57,492	27,376
	-------------	-------------
Total current assets	2,121,837	2,420,269
	-------------	-------------
Property and equipment:
Production equipment	3,382,264	3,042,139
Furniture and office equipment	210,932	211,424
	-------------	-------------
Total cost	3,593,196	3,253,563
Accumulated depreciation
and amortization	(2,592,688)	(2,427,934)
	-------------	-------------
Property and equipment, net	1,000,508	825,629
	-------------	-------------
Total assets	$ 3,122,345	$ 3,245,898
	=========	=========

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Balance Sheets (Unaudited)
(continued)
LIABILITIES AND STOCKHOLDERS`	September 24,	December 25,
EQUITY	2005	2004
	-------------	-------------
Current liabilities:
Accounts payable	$ 270,125	$ 498,683
Accrued expenses	245,836	175,274
Current portion of obligations
under capital leases	127,680	86,532
	-------------	-------------
Total current liabilities	643,641	760,489

Deferred revenue	-	133,884
Obligations under capital
leases less current portion	156,247	109,332
	-------------	-------------
Total liabilities	799,888	1,003,705
	-------------	-------------
Stockholders` Equity
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 12,349,092 at September 24, 2005
and 12,316,092 at December 25, 2004	123,491	123,161
Additional paid-in capital	32,679,094	32,657,584
Accumulated deficit	(30,419,293)	(30,477,717)
Less cost of 22,883 common shares
repurchased	(60,835)	(60,835)
	-------------	-------------
Total stockholders` equity	2,322,457	2,242,193
	-------------	-------------
Total liabilities and stockholders`
equity	$ 3,122,345	$ 3,245,898
	===========	===========

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Statements of Operations (Unaudited)
	Fiscal Quarters Ended		Nine Month Periods Ended
	September 24,	September 25,	September 24,	September 25,
	2005	2004	2005	2004
	------------	------------	------------	------------
Product sales	$ 1,654,865	$ 1,804,863	$ 4,866,781	$ 4,881,411
License and royalty revenue	133,884		136,720	5,061
	------------	------------	------------	------------
Total revenue	$ 1,788,749	$ 1,804,863	$ 5,003,501	$ 4,886,472

Cost of product sales	1,416,240	1,323,002	3,877,113	3,527,020
	------------	------------	------------	------------
Gross Margin	372,509	481,861	1,126,388	1,359,452
Selling, general, and
administrative	358,129	294,554	1,050,656	844,996
	------------	------------	------------	------------
Operating income	14,380	187,307	75,732	514,456

Other income (expense), net	(4,541)	(6,741)	(17,307)	(23,462)
	------------	------------	------------	------------
Net income	$ 9,839	$ 180,566	$ 58,425	$ 490,994
	===========	===========	===========	===========
Net income per
basic common share	$ -	$ 0.01	$ -	$ 0.04
	------------	------------	------------	------------
Weighted average number of
basic common shares
outstanding	12,318,956	12,293,209	12,301,791	12,293,209
	===========	===========	===========	===========
Net income per
diluted common share	$ -	$ 0.01	$ -	$ 0.04
	------------	------------	------------	------------
Weighted average number of
diluted common shares
outstanding	12,997,544	12,714,703	12,781,043	12,436,792
	===========	===========	===========	===========

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
	Nine-Month Period Ended
	September 24,	September 25,
	2005	2004
	---------	---------

Cash flows from operating activities:
Net income	$ 58,425	$ 490,994
Adjustments to reconcile net income
(loss) to cash provided by (used in)
operating activities:
Depreciation and amortization	196,945	211,263
Gain on sale of property and
equipment	-	(158)
Changes in assets and liabilities:
Accounts receivable - trade	264,198	(635,274)
Inventories	(16,028)	163,691
Prepaid expenses	(30,116)	17,893
Accounts payable	(228,558)	122,284
Accrued expenses	70,561	98,877
Deferred revenue	(133,884)	-
	---------	---------
Net cash provided by operating	$ 181,543	$ 469,570
activities
	---------	---------
Cash flows from investing activities:
Additions to property and equipment	(198,074)	(210,979)
Proceeds from sale of property and equipment	-	2,500
	---------	---------
Net cash used in investing
activities	(198,074)	(208,479)
	---------	---------
Cash flows from financing activities:
Payment of capital lease obligations	(85,687)	(71,899)
Proceeds from issuance of common stock	21,840	-
	---------	---------
Net cash provided (used) by
financing activities	$ (63,847)	$ (71,899)
	---------	---------
Net increase (decrease) in cash and cash equivalents	(80,378)	189,192
Cash and cash equivalents at beginning of period	457,947	189,533
	---------	---------
Cash and cash equivalents at end of period	$ 377,569	$ 378,725
	=========	=========
Non-cash financing and investing activities:
Acquisition of machinery under capital leases	$ 173,750	$ -

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

The accompanying consolidated financial statements for the fiscal quarters and nine months ended September 24, 2005 and September 25, 2004 are unaudited. In the opinion of management, the unaudited consolidated financial statements of CPS reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such periods.

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

In March 2005, the FASB issued FASB Interpretation No. 47 ("FIN 47"), Accounting for Conditional Asset Retirement Obligations, which is an interpretation of FASB Statement No. 143 ("SFAS 143"). The interpretation clarifies that the term conditional asset retirement obligation, as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect adoption to have a significant impact on its results of operations or financial position.

(4) Net Income Per Common and Common Equivalent Share

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

The following table presents the calculation of both basic and diluted EPS:
	Quarters Ended		Nine-Month Periods Ended
	September 24,	September 25,	September 24,	September 25,
	2005	2004	2005	2004
	------------	------------	------------	------------
Basic EPS Computation:
Numerator:
Net income	$ 9,839	$ 180,566	$ 58,425	$ 490,994

Denominator:
Weighted average
common shares
outstanding	12,318,956	12,293,209	2,301,791	2,293,209

Basic EPS	$ -	$ 0.01	$ -	$ 0.04

Diluted EPS Computation:
Numerator:
Net income	$ 9,839	$ 80,556	$ 58,425	$ 490,994

Denominator:
Weighted average
common shares
outstanding	12,318,956	12,293,209	12,301,791	12,293,209
Stock options	678,588	421,494	479,252	143,583
	------------	------------	------------	------------
Total Shares	12,997,544	12,714,703	12,781,043	12,436,792

Diluted EPS	$ -	$ 0.01	$ -	$ 0.04

Options to purchase 1,252,363 shares of common stock at a weighted-average price of $0.56 were outstanding at September 24, 2005. Options to purchase 1,156,113 shares of common stock at a weighted-average price of $0.57 were outstanding at September 25, 2004.

The Company accounts for its stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no stock-based employee compensation cost is reflected in net income as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-based Compensation," to stock-based employee compensation for the fiscal quarter and nine-month periods ended September 24, 2005:
	Fiscal Quarters Ended		Nine month Periods Ended
	September 24,	September 25,	September 24,	September 25,
	2005	2004	2005	2004
	---------	---------	---------	---------
Net income as reported	$ 9,839	$ 180,566	$ 58,425	$ 490,994

Deduct total stock-based employee
compensation expense
determined under
fair value method for all awards	(15,624)	(4,914)	(59,595)	(52,676)
	------------	-----------	------------	-----------
Proforma net income	$ (5,785)	$ 175,652	$ (1,170)	$ 438,318

Earnings per share, as reported
Basic	$ -	$ 0.01	$ -	$ 0.04
Diluted	$ -	$ 0.01	$ -	$ 0.04

Earnings per share, pro forma
Basic	$ -	$ 0.01	$ -	$ 0.04
Diluted	$ -	$ 0.01	$ -	$ 0.04

(5) Inventories
Inventories consist of the following:
	September 24,	December 25,
	2005	2004
	-------------	-------------
Raw materials	$ 34,708	$ 40,831
Work in process	174,343	146,715
Finished goods	430,072	435,549
	-------------	-------------
	$ 639,123	$ 623,095
	===========	===========

(6) Accrued Expenses
Accrued expenses consist of the following:
	September 24,	December 25,
	2005	2004
	-------------	-------------

Accrued legal and accounting	35,750	43,151
Accrued payroll	$ 179,587	$ 109,233
Accrued other	30,499	22,890
	-------------	-------------
	$ 245,836	$ 175,274
	===========	===========

(7) Line of Credit and Equipment Lease Facility Agreements

In April 2004, the Company entered line of credit and equipment lease agreements with Sovereign Bank. The line of credit is a revolving credit facility allowing the Company to borrow up to 80% of eligible accounts receivable, up to a maximum of $1 million, subject to the Company complying with certain covenants. The line of credit has a one-year term. The equipment lease facility allows the Company to lease up to $600 thousand of eligible capital equipment from Sovereign Bank. As of September 24, 2005 there were no borrowings under the line of credit. As of September 24, 2005, the Company has leased capital equipment amounting to $174 thousand from Sovereign Bank under the lease facility agreement.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in this report and the Company`s Annual Report on Form 10-K for the year ended December 25, 2005.

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

Critical Accounting Policies

The critical accounting policies utilized by the Company in preparation of the accompanying consolidated financial statements are set forth in Part I, Item 7 of the Company`s Annual Report on Form 10-K for the year ended December 25, 2004, under the heading "Management`s Discussion and Analysis of Financial Condition and Results of Operations". There have been no changes to these policies since December 25, 2004.

Results of Operations for Third Fiscal Quarter of 2005 (Q3 2005) Compared to the Third Fiscal Quarter of 2004 (Q3 2004)

Total revenue was $1,789 thousand in Q3 2005, a 1% decrease from total revenue of $1,805 thousand in Q3 2004. Lower product revenue resulting from reduced prices and changes in product mix was almost fully offset by license revenue of $134 thousand. The $134 thousand of license revenue results from the recognition of revenue which was previously deferred.

Cost of product sales and selling, general and administrative expenses in Q3 2005 aggregated to $1,774 thousand, a 10% increase from expenses in Q3 2004 of $1,618 thousand. Cost of product sales in Q4 2005 were $1,416 thousand, an increase of 7% from cost of product sales in Q3 2004 of $1,323 thousand. All three components of cost of product sales, raw materials, labor and manufacturing overhead, increased in Q3 2005 compared to Q3 2004. Labor and manufacturing overhead increased primarily as a result of hiring additional employees; raw materials expense increased primarily as a result of price increases by our raw material vendors. In Q3 2005 the Company hired additional employees in anticipation of forecasted increases in demand from a major customer; these forecasted increases in demand did not occur in Q3 2005, but were delayed. Management believes the forecasted increases in demand will occur in Q4 2005. Gross profit on product sales in Q3 2005 was 14% compared to gross profit on product sales in Q3 2004 of 27%. This decrease in gross profit is the result of increased cost of product sales, reduced prices and changes in product mix.

Selling, general and administrative (SG&A) expenses were $358 thousand in Q3 2005, a 22% increase from SG&A expenses of $295 thousand in Q3 2004. The increase in SG&A expenses is primarily the result of higher commissions paid to sales representatives and higher sales promotion expenses resulting from greater participation in trade shows and conferences.

Results of Operations for First Nine Months of 2005 Compared to First Nine Months of 2004

Total revenue was $5,004 thousand in the first nine months of 2005, a 2% increase from total revenue of $4,886 thousand in the first nine months of 2004. Comparing the first nine months of 2005 with the first nine months of 2004, unit shipments increased by 22% while product revenues declined slightly, primarily due to price reductions that went into effect at the end of 2004 and secondarily due to changes in product mix. The decline in product revenues was offset by license revenues of $137 thousand of which $134 thousand resulted from the recognition of revenue which was previously deferred revenue in prior financial statements. Unit growth was highest for lids and heat spreaders for application-specific integrated circuits, whereas unit shipments declined for heat spreaders for cellular basestations.

Cost of product sales and selling, general and administrative expenses in the first nine months of 2005 aggregated $4,928 thousand, a 13% increase from expenses of $4,372 thousand in the first nine months of 2004. Cost of product sales in the first nine months of 2005 were $3,877 thousand, a 10% increase from cost of product sales in the first nine months of 2004 of $3,527 thousand. Cost of product sales increased primarily as a result of increased unit shipments. Gross profit on product sales in the first nine months of 2005 was 20% compared to gross profit on product sales in the first nine months of 2004 of 28%. This decline in gross profit is primarily the result of price reductions that went into effect at the end of 2004.

Selling, general and administrative (SG&A) expenses were $1,051 thousand in the first nine months of 2005, a 24% increase from SG&A expenses of $845 thousand in the first nine months of 2004. The increase in SG&A expenses is primarily the result of higher commissions paid to sales representatives and higher sales promotion expenses resulting from greater participation in trade shows and conferences.

Liquidity and Capital Resources

The Company`s cash balance and cash equivalents at September 24, 2005 was $378 thousand compared to a cash balance and cash equivalents of $458 thousand at December 25, 2004, a decrease of $80 thousand or 18%. This $80 thousand decline is the net result of operations generating cash of $182 thousand, additions to property and equipment consuming cash of $198 thousand, payment of capital lease obligations consuming cash of $86 thousand, and the issuance of common stock pursuant to the exercise of employee stock options generating cash of $22 thousand.

Accounts receivable were $1,048 thousand at September 24, 2005 compared to $1,312 thousand at December 25, 2004, a decline of 20%. This change reflects lower revenues in Q3 2005 compared to Q4 2004. The accounts receivable balance at September 24, 2005 and December 25, 2004 is net of allowance for doubtful accounts of $12 thousand.

Inventories increased very slightly to $639 thousand at September 24, 2005 from $623 thousand at December 25, 2004. The increase of $16 thousand is typical month-to-month volatility associated with the consigned inventory programs the Company has entered into with several customers.

The Company financed its working capital during Q3 2005 with existing cash balances and funds generated by operations. The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2005 from these same sources.

Contractual Obligations

In April 2005, the Company entered line of credit and equipment lease agreements with Sovereign Bank. The line of credit is a revolving credit facility allowing the Company to borrow up to 80% of eligible accounts receivable, up to a maximum of $1 million, subject to the Company complying with certain covenants. The line of credit has a one-year term. The equipment lease facility allows the Company to lease up to $600 thousand of eligible capital equipment. As of September 24, 2005 there were no borrowings under the line of credit. As of September 24, 2005 the Company has leased capital equipment amounting to $174 thousand under the Sovereign lease facility agreement.

As of September 24, 2005, the principal balance on all existing leases was $284 thousand.

As of September 24, 2005 production equipment included $358 thousand of construction in progress, and in addition, the Company had outstanding commitments to purchase $6 thousand of production equipment. The Company intends to use the equipment lease agreement to finance $280 thousand of construction in progress.

The Company`s contractual obligations at September 24, 2005 consist of the following:
Payments Due by Period
		Remaining in	FY 2006 -	FY 2009 -	FY 2012 and
	Total	FY 2005	FY 2008	FY 1011	beyond
Capital lease obligations including interest	$ 307,908	$ 39,039	$ 268,869	$ -	$ -
Purchase commitments for production equipment	$ 5,774	$ 5,774	$ -	$ -	$ -

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not significantly exposed to the impact of interest rate changes and foreign currency fluctuations. The Company has not used derivative financial instruments.

ITEM 4 CONTROLS AND PROCEDURES

(a) The Company`s Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company`s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d - 14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Form 10-Q (the "Evaluation Date"). Based on such evaluation, such officer has concluded that, as of the Evaluation Date, 1) the Company`s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports the Company files under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and 2) the Company`s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS
None.

ITEM 2 CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.
None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5 OTHER INFORMATION
Not applicable.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K:
(a) Exhibits:

Exhibit 31.1 Certification Of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

Exhibit 31.2 Certification Of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

Exhibit 32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

  Reports on Form 8-K
  On November 7, 2005, the Company filed a report on Form 8-K relating to the announcement of its financial results for the fiscal quarter ended September 24, 2005, as presented in a press release dated November 7, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ceramics Process Systems Corporation
(Registrant)

Date: November 7, 2005
/s/ Grant C. Bennett
Grant C. Bennett
President