Form 10-K
period 2005-12-31
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 2006-03-31
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005
or
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
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant`s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act
[ ] Yes [X] No

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was $5,111,383 based on the average of the reported closing bid and asked prices for the Common Stock as of the last business day of the registrant`s most recently completed second fiscal quarter as reported on the OTC Bulletin Board.

Number of shares of Common Stock outstanding as of March 27, 2006: 12,326,209 shares.

Documents incorporated by reference.

Part I

Item 1. Business.

Ceramics Process Systems Corporation (the `Company` or `CPS`) develops, manufactures and markets advanced metal-matrix composite components for several end markets. Electronic applications account for a majority of our sales today and include components for cellular basestations, heat spreaders for high-performance microprocessor and application-specific integrated circuits and components for electric motor controllers. We also produce components for use in optoelectronics, high brightness LED arrays and microwave / millimeter wave modules. Our products are typically in the form of housings, packages, lids, substrates, thermal planes, heat spreaders or baseplates, and are used in applications where thermal management and/or weight are important considerations.

In addition to serving electronics end markets, we are developing, manufacturing and are beginning to market metal-matrix composite components for some structural end markets including robotic arms for capital equipment and specialty engine components.

Our products are manufactured by proprietary processes we have developed including the QuicksetTM Injection Molding Process (`Quickset Process`) and the QuickCastTM Pressure Infiltration Process (`QuickCast Process`).

CPS was incorporated in Massachusetts in 1984 and reincorporated in Delaware in April 1987 through a merger into a wholly-owned Delaware subsidiary organized for purposes of the reincorporation. In July 1987, CPS completed our initial public offering of 1.5 million shares of our Common Stock.

Overview of Markets and Products

Electronics Markets Overview

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

The designer must resolve the thermal management issues or the system will fail. For every 10 degree Celsius rise in temperature above a threshold level, the reliability of a circuit is decreased by approximately half. In addition, heat usually causes changes in parameters which degrade the performance of both active and passive electronic components.

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

CPS produces products made of AlSiC in the shapes and configurations required for each application, for example, in the form of lids, substrates, housings, etc. Every product is made to a customer`s blueprint. The CPS process technology allows most products to be made to net shape, requiring no or little final machining.

Although our focus today is on AlSiC components, we believe our proprietary Quickset- Quickcast process technology can be used to produce other metal-matrix composites which may meet future market needs.

Today, the problem of thermal management is most acute in high-performance, high-density applications such as cellular basestations, high-performance microprocessors, motor controllers and components for satellite communications. However, as the trends towards faster speeds, reduced size and increased reliability continue, and as high-density circuitry is used in a larger number of applications, we believe our products will be used in an increasing number of applications across many end markets.

Structural Markets Overview

Structural applications perform primarily a mechanical rather than electrical function. In any mechanical assembly with moving parts the stiffness and weight of moving parts can have a significant impact on the performance and energy efficiency of the assembly. In particular in equipment with reciprocating components increasing the stiffness and reducing the weight of reciprocating components improves the performance and energy efficiency of the equipment.

Today many mechanical components are made of steel because steel has the stiffness required for the particular application. AlSiC has approximately the same stiffness as steel, but is only one-third the weight of steel. AlSiC is, however, higher cost than steel. However, we believe there are many mechanical applications where the customer will pay the higher cost for AlSiC because of significant improvements in performance resulting from the superior stiffness-to-weight ratio of AlSiC.

Examples of structural applications for which we are developing and supplying components include robotic arms for semiconductor capital equipment, and certain components for specialty internal combustion engines.

Specific Markets and Products

Lids and Heat Spreaders for High-Performance Microprocessors, Application-Specific Integrated Circuits and Other Integrated Circuits ("Flip-chip Applications")

Increases in speed, circuit density, and the number of connections in microprocessor chips (MPUs) and application-specific integrated circuits (ASICs) are accelerating a transition in the way in which these circuits are packaged. Packages provide mechanical protection to the integrated circuit (IC), enable the IC to be connected to other circuits via pins, solder bumps or other connectors, and allow attachment of a heat sink or fan to ensure the IC does not overheat. In the past most high-performance ICs were electrically connected to the package by fine wires in a process known as wire bonding. Increasingly high-performance semiconductors are connected to the package by placing metal bumps on the connection points of the die, turning the die upside down in the package, and directly connecting the bumps on the die with corresponding bumps on the package base by reflowing the bumps. This is referred to as a "flip-chip package". Flip chip packages allow for connection of a larger number of leads in a smaller space, and can provide other electrical performance advantages compared to wire bonded packages.

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

Our composite material, AlSiC, has been developed to meet these two needs: it is engineered to have sufficient thermal conductivity to allow the heat generated by the die to be removed through the lid, and it is engineered to expand upon heating at a rate similar to other materials used in the package assembly in order to ensure reliability of the package over time as it thermally cycles. We produce lids made of AlSiC for high performance microprocessors and application-specific integrated circuits used in servers, internet switches and other applications.

Most participants in the semiconductor industry believe the densities of ICs will continue to increase following the well-known "Moore`s Law". As IC densities increase, generally so does the IC size, and the amount of heat generated by the IC. We believe the need for thermal management will continue to grow rapidly.

Wireless Communications Infrastructure Applications ("Cellular Basestation Applications")

The demand for wireless telecommunications services such as cellular telephone service has grown significantly during the past decade, driven by reduced costs for wireless handsets, a more favorable regulatory environment, increasing competition among service providers and a greater availability of services and microwave spectrum.

We manufacture substrates and heat spreaders on which high-performance and high power circuits such as power amplifiers and power supplies are mounted in wireless basestations. Use of our products allows the basestation manufacturer to reduce overall basestation size, increase the number of calls a basestation can handle, and to improve reliability.

Motor Controller Applications ("IGBT Applications")

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

We provide substrates, baseplates and heat spreaders on which power semiconductors are mounted to produce modules for motor control. The power semiconductors are typically insulated gate bipolar transistors and these applications are often referred to as IGBT applications. Our AlSiC baseplates have sufficient thermal conductivity to allow for removal of heat through the baseplate, and have a thermal expansion rate sufficiently similar to the other components in the assembly to ensure reliability over time as the assembly thermally cycles. We believe this market will continue to grow as the use of power modules penetrates additional motor applications, and as electric motors themselves penetrate new applications such as the hybrid electric vehicle.

Other Electronics Applications

We believe there are several other electronics applications where our products address real needs and which represent future growth potential. In 2005, the Company produced prototypes and some initial production products for optoelectronics applications, high brightness light emitting diode arrays and radar applications.

Customers

We sell primarily to major microelectronics systems houses in the United States, Europe and Asia. Our customers typically purchase prototype and evaluation quantities of our products over a one to three year period before purchasing production volumes.

In 2005, our four largest customers accounted for 43%, 20%, 15% and 5% of revenues, respectively. In 2004, our four largest customers accounted for 42%, 27%, 7% and 7% of total revenues, respectively. In 2003, our four largest customers accounted for 57%, 19%, 11% and 2% of total revenues, respectively.

In 2005, 98% of our revenues were derived from commercial applications and 2% from defense-related applications. In 2004 and 2003, 96% of our revenues were derived from commercial applications and 4% from defense-related applications.

Research and Development

We continue to perform product development under prototype manufacturing agreements with customers. In fiscal 2005, 2004 and 2003 the Company did not incur any costs for research and development and did not perform any externally funded research and development programs beyond these customer prototype manufacturing agreements. Research and development costs, if any, are charged to expense as incurred.

Availability of Raw Materials

We use a variety of raw materials from numerous domestic and foreign suppliers. These materials are primarily aluminum ingots, ceramic powders and chemicals. The raw materials we use are available from domestic and foreign sources and none is believed to be scarce or restricted for national security reasons.

Patents and Trade Secrets

As of December 31, 2005, we had 12 United States patents and one United States patent pending. We also have several international patents covering the same subject matter as the U.S. patents. Our licensees have rights to use certain patents as defined in their respective license agreements. As of December 31, 2005, none of our licensees are producing products under license agreements signed previously, and we do not expect the license agreements in place to generate additional license revenues in the future.

We intend to continue to apply for domestic and foreign patent protection in appropriate cases. In other cases, we believe we are better served by reliance on trade secret protection. In all cases, we seek protection for our technological developments to preserve our competitive position.

Backlog and Contracts

As of December 31, 2005, we had a product backlog of approximately $3.4 million compared with a product backlog of approximately $2.6 million as of December 25, 2004. We shipped 100% of the year-end 2004 product backlog in 2005.

Competition

We have developed and expect to continue to develop products for a number of different end markets and we will encounter competition from different producers of metal-matrix composites and other competing materials.

We believe that the principal competitive factors in our end markets today include technical competence, product performance, quality, reliability, price, corporate reputation, and strength of sales and marketing resources. We believe our proprietary processes, reputation, and the price at which we can offer products for sale will enable us to compete successfully in the many electronics end markets. However, many of the American and foreign companies now producing or developing metal-matrix composites have far greater financial and sales and marketing resources than we do which may enable them to develop and market products which would compete against those developed by us.

Government Regulation

We produce non-nuclear, non-medical hazardous waste in our development and manufacturing operations. The disposal of such waste is governed by state and federal regulations. Various customers, vendors, and collaborative development agreement partners of CPS may reside abroad, thereby possibly requiring export and import of raw materials, intermediate products, and finished products, as well as potential technology transfer abroad under collaborative development agreements. These types of activities are regulated by the Bureau of Export Administration of the United States Department of Commerce.

Employees

As of December 31, 2005, we had 93 full-time employees and 1 part-time employee, of whom 86 were engaged in manufacturing and engineering and 8 in sales and administration. We also employ temporary employees as needed to support production and program requirements.

None of our employees is covered by a collective bargaining agreement. We consider our relations with our employees to be excellent.

Item 1A. Risk Factors.

We are heavily dependent on the electronics industry and changes in the industry could harm our business and operating results.

The electronics industry is subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. In particular, some sectors of the electronics industry are currently experiencing the effects of a downturn in economic conditions. This downturn is leading to reduced demand for the products provided by component suppliers like the Company. These changes in demand and in economic conditions have resulted and may continue to result in customer cancellation or rescheduling of orders, which could affect our results of operations. In addition, a protracted general recession in the electronics industry could have a material adverse effect on our business, financial condition and results of operations.

Our operating results may fluctuate substantially, which may cause our stock price to fall.

Our quarterly and annual results of operations have varied in the past, and our operating results may vary significantly in the future due to a number of factors including, but not limited to, the following: timing of orders from major customers; mix of products and services; pricing and other competitive pressures; delays in prototype shipments, economic conditions in the electronics industry, and our ability to time expenditures in anticipation of future revenues.

Some executive officers and key personnel are critical to our business and these key personnel may not remain with the Company in the future.

Our success depends upon the continued service of some executive officers and other key personnel. Our employees are not bound by employment agreements, and there can be no assurance that the Company will retain its officers and key employees.

We may need additional capital in the future, which may not be available.

If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. The sale of equity or convertible debt securities in the future may be dilutive to our shareholders. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing agreements on unattractive terms.

The trading price of our common stock may be volatile.

The trading prices of our common stock has been and could in the future be subject to significant fluctuations in response to variations in quarterly operating results, developments in the electronics industry, changes in general economic conditions and economic conditions in the electronics industry, and other factors. In addition, the stock market in recent years has experienced significant price and volume fluctuations which have affected the market prices of technology companies and which have been unrelated to or disproportionately impacted by the operating performance of those companies. These broad market fluctuations may cause the market price of our common stock to decline.

Item 2. Properties.

All of our manufacturing, engineering, sales and administrative operations are located in a leased facility in Chartley, Massachusetts. The Company is operating at the Chartley facility as a tenant-at-will. Our rental expense for operating leases was $94 thousand, $97 thousand and $103 thousand for 2005, 2004 and 2003 respectively.

Item 3. Legal Proceedings.

We are not a party to any litigation which could have a material adverse effect on us or on our business and we are not aware of any pending or threatened material litigation against us.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

Part II

Item 5. Market for Registrant`s Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities.

On December 31, 2005, we had approximately 850 shareholders. The high and low closing bid prices of our common stock for each quarter during the years ended December 31, 2005 and December 25, 2004 are shown below.
	2005		2004
	High	Low	High	Low
1st Quarter	$ 1.50	1.05	$ 0.85	$ 0.35
2nd Quarter	$ 1.70	$ 1.20	$ 0.66	$ 0.53
3rd Quarter	$ 1.37	$ 1.15	$ 1.01	$ 0.58
4th Quarter	$ 1.15	$ 0.95	$ 2.00	$ 0.65

CPS has never paid cash dividends on our Common Stock. We currently plan to reinvest our earnings, if any, for use in the business and do not intend to pay cash dividends in the foreseeable future. Future dividend policy will depend, among other factors, upon our earnings and financial condition.

Our Common Stock is traded on NASD`s Over-the-Counter Bulletin Board (OTCBB) under the symbol CPSX.

Item 6. Selected Consolidated Financial Data

The following selected financial data of CPS should be read in conjunction with the consolidated financial statements and related notes filed as part of this Annual Report on Form 10-K. Amounts are in thousands except per share amounts.

SELECTED CONSOLIDATED FINANCIAL DATA ($000)
For the Fiscal Year:	2005	2004	2003	2002	2001

Summary of Operations

Product Revenue	$7,019	$6,835	$3,969	$4,457	$4,438
License and Royalty Revenue	137	8	25	37	23
Operating Expenses	6,834	5,775	3,975	5,241	4,934
Operating Income (Loss)	322	1,068	19	(747)	(473)
Other Income (Expense), Net	(25)	(28)	(38)	13	(7)
Net Income (Loss)	287	1,040	(19)	(734)	(480)

Net Income (Loss) Per Basic Common Share	$0.02	$0.08	--	($0.06)	($0.04)

Weighted Average Basic Number of Common Shares Outstanding	12,308	12,293	12,293	12,293	12,292

Net Income (Loss) Per Diluted Common Share	$0.02	$0.08	--	($0.06)	($0.04)

Weighted Average Diluted Number of Common Shares Outstanding	12,832	12,761	12,293	12,293	12,292

Year-End Position

Working Capital	$1,972	$1,660	$856	$580	$1,157
Total Assets	3,670	3,246	1,917	1,956	2,746
Long-term Obligations	312	243	330	418	217
Stockholders Equity	$2,551	$2,242	$1,202	$1,221	$1,955

SELECTED QUARTERLY FINANCIAL DATA

	First	Second	Third	Fourth
	Fiscal	Fiscal	Fiscal	Fiscal
	Quarter	Quarter	Quarter	Quarter
2005
Total Revenues	$1,424	$1,790	$1,789	$2,153
Gross Margin	$286	$468	$373	$625
Net Income (Loss)	($57)	$106	$10	$228
Net Income Per Basic and Diluted Common Share	--	$0.01	--	$0.02

2004
Total Revenues	$1,664	$1,417	$1,805	$1,957
Gross Profit	$434	$444	$482	$907
Net Income	$169	$141	$181	$549
Net Income Per Basic and Diluted Common Share	$0.01	$0.01	$0.01	$0.04

Our results of operations fluctuate from quarter to quarter. The fluctuations are caused by various factors, primarily fluctuations in customer demand for our products.

Item 7. Management`s Discussion and Analysis of Financial Condition and Results of Operations

This document contains forward-looking statements, based on numerous assumptions and subject to risks and uncertainties. Although we believe that the forward-looking statements are reasonable, we do not and cannot give any assurance that our beliefs and expectations will prove to be correct. Many factors could significantly affect our operations and cause our actual results to be substantially different from our expectations. Those factors include, but are not limited to: (I) general economic and business conditions; (ii) customer acceptance of the our products; (iii) materials and manufacturing costs; (iv) the financial condition of customers, competitors and suppliers; (v) technological developments; (vi) increased competition; (vii) changes in capital market conditions; (viii) governmental and business conditions in countries where our products are manufactured and sold; (ix) changes in trade regulations; (x) the effect of acquisition activity; (xi) changes in our plans, strategies, objectives, expectations or intentions; and (xii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission. Actual results might differ materially from results suggested by any forward-looking statements in this report. We do not have an obligation to publicly update any forward-looking statements, whether as a result of the receipt of new information, the occurrence of future events or otherwise.

Overview

We develop, manufacture and market advanced metal-matrix composite components for several end markets. The end markets which account for a majority of our sales today are all electronics markets: the cellular basestation market, the high-performance microprocessor and application-specific integrated circuits market and the motor controller market. We also serve the optoelectronics market, the high brightness LED market and the microwave / millimeter wave module market. Our products are typically in the form of housings, packages, lids, substrates, thermal planes, heat spreaders or baseplates, and are used in applications where thermal management and/or weight are important considerations.

In addition to electronics end markets, we are developing, manufacturing and marketing metal-matrix composite components for some structural end-markets including robotic arms for capital equipment and some specialty engine components.

Our products are always made to customers` blueprints and are used as components in systems built and sold by our customers. At any point in time our product mix will consist of some products with on-going production demand, and some products which are in the prototyping or evaluation stage at our customers. Our growth is dependent upon the level of demand for those products already in production, as well as our success in achieving new "design wins" for future products.

As a manufacturer of highly technical and custom products, we incur fixed costs needed to support the business, but which do not vary significantly with changes in sales volume. These costs include the fixed costs of applications engineering, tooling design and fabrication, process engineering, etc. Accordingly, particularly given our current size, changes in sales volume generally result in even greater changes in financial performance on a percentage basis as fixed costs are spread over a larger or smaller base. Sales volume is therefore a key financial metric used by management.

We believe the underlying demand for thermal management solutions is growing as the marketplace desires integrated circuits and electronics systems with higher speed and higher performance. We believe that we are well positioned to offer its solutions to current and new customers as these demands grow. In 2005, our top four customers accounted for 83% of revenue, and the remaining 17% of revenue was derived from approximately 35 other customers, many of which bought prototypes in 2005 for evaluation in systems that they will introduce into the market in the future.

Application of Critical Accounting Policies

Management prepares our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Our significant accounting policies are presented within Note 2 to the consolidated financial statements; the significant accounting policies which management believes are most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

We recognize revenue in accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 104 which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured.

Our shipping terms are customarily FOB shipping point. Revenues for products sold in the normal course of business are recognized upon shipment when delivery terms are FOB shipping point and all other revenue recognition criteria have been met.

Revenue related to license agreements is recognized upon receipt of the license payment or over the license period if we have continuing obligations under the agreement. Advance payments in excess of revenue recognized are recorded as deferred revenue.

Accounts Receivable

We perform ongoing monitoring of the status of our receivables based on the payment history and the credit worthiness of our customers, as determined by a review of their current credit information. Management continuously monitor collections and payments from customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been low and within expectations, there is no guarantee that we will continue to experience the same credit loss rates as in the past. A significant change in the liquidity or financial position of one of our major customers could have a material adverse impact on the collectibility of accounts receivable and future operating results.

Inventory

We value our inventory at the lower of cost to manufacture or current estimated market value, whichever is less.

We follow a build to order business model; we only manufacture product to ship against specific purchase orders. In addition, 100% of our products are custom, meaning they are produced to a customer`s blueprint and generally cannot be used for any other purpose. Purchase orders generally have cancellation provisions which vary from customer to customer, but which can result occasionally in CPS producing product which the customer is not obligated to purchase. However, once a product has gone into production most customer orders are recurring and order cancellations are very rare therefore no reserve is needed for obsolete inventory.

The level of inventory fluctuates for several reasons. Some customers place a blanket purchase order and then request that we maintain certain inventory levels so we can ship immediately upon receiving a shipment release from them. In other cases we may deliberately produce product for which the customers` shipment dates are in the future to more efficiently schedule production resources.

In determining inventory value we use the first-in, first-out method and state inventory at the lower of cost or market. As a result of the fact that our inventory is customer specific, if a customer order is cancelled it is likely that we would be unable to sell inventory manufactured to meet that order to another customer. The value of our work in process and finished goods is based on the assumption that specific customers will take delivery of specific items of inventory.

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

Income Taxes

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. We believe it is more likely than not that all of our deferred tax assets will not be realized and, accordingly, we have recorded a valuation allowance against all of our net deferred tax assets. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the valuation allowance will be adjusted accordingly.

Results of Operations

Revenue in 2005 of $7.2 million increased by 5% from revenue in 2004 of $6.8 million. The increased revenue was the result of two factors: 1) higher unit shipments in 2005 compared to 2004 offset significantly by lower unit prices for certain high volume products, and 2) recognition of license revenue which was deferred in prior periods.

Revenue in 2004 of $6.8 million increased by 71% from 2003 revenue of $4.0 million. Revenue grew in three product areas (flip-chip applications, cellular basestation applications and IGBT applications). This growth in revenues was the result of increased demand for existing products and the result of our customers introducing new products into the marketplace which incorporate our components.

Operating Costs

Total operating costs were $6.8 million, $5.8 million and $4.0 million for the fiscal years 2005, 2004 and 2003 respectively.

Operating costs increased in 2005 compared to 2004 by $1.0 million or 18% primarily due to increased unit shipments. Total unit shipments in 2005 increased by 26% compared to total unit shipments in 2004. In 2005, material and labor costs increased to support the higher shipment levels.

Operating costs increased in 2004 compared to 2003 by $1.8 million or 45%. This increase was primarily due to increased material and labor costs associated with the 71% increase in revenue for the same period.

Cost of sales for 2005, 2004 and 2003 were $5.4, $4.6 million and $3.1 million respectively. The increase in cost of sales in 2005 compared to 2004 was primarily the result of increases in material and labor costs associated with the increased unit shipments. The increase in cost of sales in 2004 compared to 2003 was also the result of increases in material and labor costs associated with increased revenue in 2004.

Gross margins on product revenue for 2005, 2004 and 2003 were 23%, 33% and 21% respectively. The reduction in gross margins in 2005 compared to 2004 is primarily the result of lower sales prices in 2005 for certain high volume products. The increase in gross margins in 2004 compared to 2003 is the result of fixed costs being spread over a larger sales volume, product mix and improved yields in certain higher-volume products.

Selling, general and administrative (SG&A) expenses for 2005, 2004 and 2003 were $1.4 million, $1.2 million and $829 thousand, respectively. The increase in SG&A in 2005 compared to 2004 is primarily the result of increased compensation costs associated with new hires, commissions paid to sales representatives associated with increased shipments of specific products, increased legal fees associated with establishing a leasing and credit line in April 2005 and cost of filing a Form S-8 in November 2005 to register stock issued under our 1999 Stock Incentive Plan.

The increase in SG&A in 2004 compared to 2003 primarily results from increased commissions paid due to increased sales and higher travel and sales promotions expenses.

Other Income and Expense, Net

The Company had net other expense of $25 thousand, $28 thousand and $38 thousand for 2005, 2004 and 2003, respectively. These amounts were primarily interest expense for production equipment on capital leases, offset partially by interest income on cash balances.

Income Taxes

The Company provided for $10 thousand of state tax expense in 2005. There was no federal tax expense in 2005 due to utilization of net operating loss carryforwards. The Company provided for no income tax expense or benefit due to the utilization of net operating loss carryforwards in 2004 and 2003.

Certain provisions of the Internal Revenue Code limit the annual utilization of net operating loss carryforwards if, over a three-year period, a greater than 50% change in ownership occurs. The Company believes that it did not exceed the 50% ownership change in the three-year period ending December 31, 2005; therefore, at December 31, 2005 all net operating loss carryforwards are available to offset future taxable income.

Liquidity and Capital Resources

Cash on hand of $748 thousand at year-end 2005 reflects an increase of $290 thousand or 63% from cash on hand of $458 thousand at year-end 2004. This increase in cash was generated primarily by profitable operations. In 2005, operations generated cash of $306 thousand. Investing activities, namely the purchase of equipment, net of proceeds from the sales of equipment, consumed cash of $368 thousand and financing activities, namely capital lease activity, net of proceeds from the issuance of common stock pursuant to the exercise of employee stock options, provided $352 thousand.

Cash on hand of $458 thousand at year-end 2004 reflects an increase of $268 thousand or 142% from cash on hand of $190 thousand at year-end 2003. This increase in cash was generated by profitable operations throughout 2004. In 2004, operations generated cash of $812 thousand. Investing activities, namely the purchase of equipment, consumed net cash of $447 thousand, and financing activities, namely principal payments of capital lease obligations, consumed cash of $97 thousand.

In May 2005, the Company entered into a $1 million revolving line of credit and a $600 thousand lease line with Sovereign Bank. The line of credit is secured by the accounts receivable and other assets of the Company. The revolving line of credit has a one-year term although management believes it is likely that Sovereign Bank and the Company will renew the line at the end of the term. In 2005 there were no borrowings under this line of credit.

The $600 thousand lease line with Sovereign Bank calls for a separate schedule for each item placed on the lease line. As of year-end 2005, the Company had $453 thousand of capital equipment financed by the Sovereign lease line, each schedule with a three-year term and a one-dollar buyout at the end of the term.

In March 2003, the Company entered into a line-of-credit agreement with the Company`s President. This line of credit expired on January 16, 2005 and there were no borrowings under this line of credit in 2005.

Management believes that cash flows from operations, existing cash balances and the leasing and credit line in place with Sovereign Bank will be sufficient to fund our cash requirements for the foreseeable future. However, there is no assurance that we will be able to generate sufficient revenues or reduce certain discretionary spending in the event that planned operational goals are not met such that we will be able to meet our obligations as they become due.

Contractual Obligations

Our contractual obligations at year-end 2005 consist of the following:
Payments Due by Period
	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Capital lease obligations, including interest	$ 572,653	$ 237,941	$ 334,712	None	None

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Newly Issued Accounting Pronouncements and Future Accounting Changes

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs, An Amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). We are required to adopt SFAS No. 151 in 2006 and do not expect adoption to have a significant impact on results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95." SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity`s equity instruments. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. Adoption requires a modified prospective application whereby compensation expense is recognized on or after the required effective date for the portion of the outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated on a basis consistent with the SFAS No.123 pro forma disclosures (see Note 2n). Actual expense recorded related to these options would be reduced by future forfeitures. We will adopt SFAS No. 123 (R) on its effective date, commencing with the quarter ending April 1, 2006. Adoption of SFAS No.123(R) will not have a material effect on our financial statements as there are no unvested options outstanding as of December 31, 2005. The effect of adoption on future period results of operations will be dependent upon the terms of future option grants, if any.

 In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" which replaces APB No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application to the earliest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. The implementation of this standard will not impact our present financial statements and will only impact future financial statements to the extent there are future accounting changes or error corrections.

In March 2005, the FASB issued Financial Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143" (FIN 47) which was effective no later than December 31, 2005. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, "Accounting for Asset Retirement Obligations" refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company adopted the provisions of FIN 47 as of December 31, 2005 without effect on the financial statements.

Inflation

Inflation had no material effect on the results of operations or financial condition during 2005, 2004 or 2003. There can be no assurance however, that inflation will not affect our operations or business in the future.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

We are not significantly exposed to the impact of interest rate changes and foreign currency fluctuations. We have not used derivative financial instruments.

Item 8. Financial Statements and Supplementary Data

See Index to the Company`s Financial Statements and the accompanying financial statements and notes which are filed as part of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 15, 2004, Sansiveri, Kimball & McNamee, LLP resigned as the Company`s independent public accountants solely as a result of their decision to exit the business of auditing publicly-traded companies. On February 8, 2005, our Board of Directors, upon the recommendation of our Audit Committee, engaged Wolf & Company, P.C. as our independent public accountants to audit our consolidated financial statements for the year ended December 25, 2004.

In connection with the audit for the year ended December 27, 2003, and through November 15, 2004 (the date of the resignation by Sansiveri, Kimball & McNamee, LLP), there were no disagreements with Sansiveri, Kimball & McNamee on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction would have caused them to make reference in connection with their opinion on the subject matter of the disagreements.

The report of Sansiveri, Kimball & McNamee LLP on the Company`s consolidated financial statements for the year ended December 27, 2003 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. As of the end of our year ended December 31, 2005, an evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that fiscal year, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

(b) Changes in Internal Control Over Financial Reporting. During the year ended December 31, 2005, there were no changes in our internal control structure that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

The Company had no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K that has not been so reported.

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

The directors and executive officers of the Company as of December 31, 2005 are listed below.
Name	Age	Position
Grant C. Bennett	51	President, Chief Executive Officer, Treasurer and Director
H. Kent Bowen	64	Director
Francis J. Hughes, Jr.	55	Director

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

Code of Ethics

We have adopted a code of business conduct and ethics for directors, officers, (including the principal executive officer, principal financial officer and treasurer) and employees, known as the CPS Code of Conduct. The CPS Code of Conduct is available by contacting our human resource department.

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

Item 11. Executive Compensation

The following table sets forth certain information with respect to the annual and long-term compensation of the Company`s Chief Executive Officer for the three fiscal years ended December 31, 2005. No other executive officer of the Company during these years received total annual salary and bonus in excess of $100,000.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
Name & Position	Year	Salary	Bonus	Other Com-pensa-tion	Options / SARs	LTIP Pay-outs	All Other Compen-sation
Grant C. Bennett	2005	$127,104	$0	$0	$0	`$0	$0
President & Chief	2004	$112,952	$55,000	$0	$0	`$0	$0
Executive Officer	2003	$80,669	$0	$0	$0	$0	$0

The Company`s President and Chief Executive Officer did not receive option grants during fiscal year 2005. During fiscal year 2005 no options were exercised by him, and at the end of fiscal year 2005 no options were held by him.

Directors` Fees

The Company adopted the 1999 Stock Incentive Plan ("1999 Plan") on January 22, 1999. Under the terms of the 1999 Plan, all of the Company`s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock awards, or other stock-based awards. In 2005, 16,000 options to purchase shares of the Company`s Common Stock were granted to Dr. Bowen and 16,000 options to Mr. Hughes. All options granted are nonstatutory stock options granted at the fair market value of the stock, are exercisable one year from the date of grant, and expire ten years from the date of grant. The 1999 Plan includes provisions for the acceleration of vesting in the event of a change in control of the Company.

Outside directors may receive expense reimbursements for attending board and committee meetings. Directors who are officers or employees of the Company do not receive any additional compensation for their services as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder matters

The following table sets forth certain information, as of December 31, 2005, with respect to the beneficial ownership of the Company`s Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each Director of the Company, (iii) each Executive Officer of the Company named above in the Summary Compensation Table, and (iv) all Directors and Officers as a group:
Name and Address of Beneficial Owner	Common Stock Beneficially Owned	Notes (1)	Percentage of Shares of Common Stock Outstanding
ARD Master, L.P. 30 Federal Street Boston, MA 02110-2508	2,184,789	(2)	17.7%
Waco Partners c/o Wechsler & Co., Inc. 105 South Bedford Road, Suite 30 Mt. Kisco, NY 10549	1,669,980		13.5%
DIRECTORS AND OFFICERS:
Grant C. Bennett Director & Officer	1,601,631		13.0%
H. Kent Bowen Director	56,000	(3)	*
Francis J. Hughes, Jr. Director	2,240,789	(4)	18.1%
	--------------		---------
All directors and officers as a group (three persons)	3,898,420	(5)	31.5%
	========		=====

*Less than 1% of the total number of outstanding shares of Common Stock.

1. The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, each stockholder referred to above has sole voting and investment power with respect to the shares listed.
2. Consists of 2,184,789 shares owned by ARD Master L.P., Excludes options to purchase 56,000 shares of common stock held by Mr. Hughes.
3. Consists of options to purchase 56,000 shares of common stock.
4. Consists of shares described in Footnote 2 above owned by ARD Master, L.P., and options to purchase 56,000 shares of common stock held by Mr. Hughes.
5. Consists of all shares and options to purchase shares described in Footnotes 2, 3 and 4 above, and shares owned by Grant C. Bennett listed in above table.

Item 13. Certain Relationships and Related Transactions

The Company`s President provided the Company with a line-of-credit which expired on January 16, 2005. There were no borrowings under this line-of-credit in 2005.

Item 14. Principal Accounting Fees and Services.

Fees paid to the Company`s independent accountants in the last two fiscal years are:
Sansiveri, Kimball
	Wolf & Company PC		& McNamee, LLP
	2005	2004	2004
Audit fees	$ 59,960	$ 38,500	$ 11,619
	=======	=======	=======

Audit Fees consist of aggregate fees for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2005 and December 25, 2004, respectively.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.

At present, our audit committee approves each engagement for audit or non-audit services before we engage Wolf & Company to provide those services. Our audit committee has not established any pre-approval policies or procedures that would allow our management to engage Wolf & Company to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by Wolf & Company for fiscal 2005 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
(a) Documents filed as part of this Form 10-K.

1. Financial Statements
The financial statements filed as part of this Form 10-K are listed on the Index to Consolidated Financial Statements of this Form 10-K.

2. Financial Statement Schedules:
Schedule II Valuation and Qualifying Account for the three years in the period ended December 31, 2005.

3. Exhibits
The exhibits to this Form 10-K are listed on the Exhibit Index of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CERAMICS PROCESS SYSTEMS CORPORATION
By:	/s/ Grant C. Bennett President March 27, 2006

Pursuant to the Requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Grant C. Bennett	President, Treasurer and Director (Principal Executive Officer)	March 27, 2006
Grant C. Bennett

/s/ H. Kent Bowen	Director	March 27, 2006
H. Kent Bowen

/s/ Francis J. Hughes, Jr.	Director	March 27, 2006
Francis J. Hughes

CERAMICS PROCESS SYSTEMS CORPORATION
EXHIBIT INDEX
ExhibitNo.	Description
3.1*	Restated Certificate of Incorporation of the Company, as amended, is incorporated herein by reference to Exhibit 3 to the Company`s Registration Statement on Form 8-A (File No. 0-16088)
3.2*	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3.2 to the Company`s Registration Statement on Form S-1 (File No. 33-14616)(the `1987 S-1Registration Statement`)
4.1*	Specimen certificate for shares of Common Stock of the Company is incorporated herein by reference to Exhibit 4 to the 1987 S-1 Registration Statement
4.2*	Description of Capital Stock contained in the Restated Certificate of Incorporation of the Company, as amended, filed as Exhibit 3.1
10.4*

Participation Agreement, dated February 14, 1991, between the Company and Sopretac, a French societe anonyme, is incorporated by reference to Exhibit 10.10 to the Company`s Annual Report on Form 10-K for the year ended December 28, 1991

10.5*(1)	Retirement Savings Plan, effective September 1, 1987 is incorporated by reference to Exhibit 10.35 to the Company`s 1989 S-1 Registration Statement
10.21*	1999 Stock Incentive Plan adopted by the Company`s Board of Directors on January 22, 1999
21*	Subsidiaries of the Registrant are incorporated herein by reference to Exhibit 22 to the Company`s Annual Report on Form 10-K for the year ended December 31, 1988
23.1	Consent of Wolf & Company, P.C.
23.2	Consent of Sansiveri, Kimball & McNamee, L.L.P.
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Chartley, Massachusetts

We have audited the accompanying consolidated balance sheets of Ceramics Process Systems Corporation and subsidiary as of December 31, 2005 and December 25, 2004 and the related consolidated statements of operations, stockholders` equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation`s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Ceramics Process Systems Corporation and subsidiary for the year ended December 27, 2003 were audited by other auditors who have ceased operations with respect to public companies. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 8, 2004.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2005 and 2004 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ceramics Process Systems Corporation and subsidiary as of December 31, 2005 and December 25, 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the related financial statement schedule, when considered in relation to the December 31, 2005 and December 25, 2004 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Wolf & Company, P.C.
Boston, Massachusetts
March 20, 2006

INDEPENDENT AUDITOR`S REPORT

To the Board of Directors and Stockholders of
Ceramics Process Systems Corporation:

We have audited the accompanying consolidated statements of operations, stockholders` equity, and cash flows for Ceramics Process Systems Corporation and subsidiary for the year ended December 27, 2003. These consolidated financial statements are the responsibility of the Company`s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

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

In our opinion, based on our audit, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Ceramics Process Systems Corporation and subsidiary for the year ended December 27, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the December 27, 2003 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Sansiveri, Kimball & McNamee, L.L.P.

Providence, Rhode Island
March 8, 2004

CERAMICS PROCESS SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS
	December 31,	December 25,
	2005	2004
ASSETS	-------------	-------------

Current assets
Cash and cash equivalents	$ 747,542	$ 457,947
Accounts receivable-trade,
net of allowance for doubtful accounts
of $5,461 and $12,099	1,233,088	1,311,851
Inventories	746,743	623,095
Prepaid expenses	51,706	27,376
	-------------	-------------
Total current assets	2,779,079	2,420,269
	-------------	-------------
Property and equipment:
Production equipment	3,363,604	3,042,139
Furniture and office equipment	107,147	211,424
	-------------	-------------
Total cost	3,470,751	3,253,563
Accumulated depreciation
and amortization	(2,579,575)	(2,427,934)
	-------------	-------------
Net property and equipment	891,176	825,629
	-------------	-------------
Total Assets	$3,670,255	$3,245,898
	========	========

(continued)

CERAMICS PROCESS SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS
	December 31,	December 25,
LIABILITIES AND STOCKHOLDERS`	2005	2004
EQUITY	-------------	-------------

Current liabilities:
Accounts payable	$ 312,829	$ 498,683
Accrued expenses	280,357	175,274
Current portion of obligations
under capital leases	214,054	86,532
	-------------	-------------
Total current liabilities	807,240	760,489

Deferred revenue	--	133,884
Obligations under capital
leases less current portion	311,882	109,332
	-------------	-------------
Total liabilities	1,119,122	1,003,705
	-------------	-------------
Stockholders` Equity
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 12,349,092 shares
at December 31, 2005
and 12,316,092 at
December 25, 2004	123,491	123,161
Additional paid-in capital	32,679,094	32,657,584
Accumulated deficit	(30,190,617)	(30,477,717)
Less cost of
22,883 common shares repurchased	(60,835)	(60,835)
	-------------	-------------
Total stockholders` equity	2,551,133	2,242,193
	-------------	-------------
Total liabilities and stockholders`
equity	$ 3,670,255	$ 3,245,898
	========	========

See accompanying notes to financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005, DECEMBER 25, 2004,
AND DECEMBER 27, 2003
	2005	2004	2003
	------------	------------	------------
Revenues:
Product sales	$ 7,019,130	$ 6,834,787	$ 3,968,488
License and royalty revenue	136,720	8,031	25,202
	------------	------------	------------
Total Revenues	$ 7,155,850	$ 6,842,818	$ 3,993,690

Cost of product sales	5,403,718	4,576,037	3,146,354
	------------	------------	------------
Gross Margin	1,752,132	2,266,781	847,336

Selling, general, and
administrative	1,430,161	1,198,795	828,829
	------------	------------	------------
Income from operations	321,971	1,067,986	18,507

Other income (expense), net	(24,871)	(27,554)	(37,536)
	------------	------------	------------
Net income (loss) before income tax
expense	297,100	1,040,432	(19,029)
Income tax expense	10,000	--	--
	------------	------------	------------
Net income (loss)	$ 287,100	$ 1,040,432	$ (19,029)
	=======	========	=======

Net income per
basis common share	$ 0.02	$ 0.08	$ --

Weighted average number of
basic common shares
outstanding	12,308,193	12,293,209	12,293,209
Net income per
diluted common share	$ 0.02	$ 0.08	$ --
Weighted average number of
diluted common shares
outstanding	12,832,323	12,761,159	12,293,209

See accompanying notes to financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS` EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, DECEMBER 25, 2004,
AND DECEMBER 27, 2003
	Common stock
	----------		Additional			Stock-
	Number	Par	Paid-in	Accumulated	Stock	holders`
	of shares	Value	capital	deficit	repurchased	equity
	----------	-----	----------	----------	------	--------
Balance at
December 28, 2002	12,316,092	$ 123,161	$ 32,657,584	$ (31,499,120)	$ (60,835)	$ 1,220,790

Net loss	--	--	--	(19,029)	-	(19,029)
	----------	-------	----------	----------	------	--------
Balance at
December 27, 2003	12,316,092	123,161	32,657,584	(31,518,149)	(60,835)	1,201,761

Net Income	--	--	--	1,040,432	--	1,040,432
	----------	-------	----------	----------	------	--------
Balance at
December 25, 2004	12,316,092	123,161	32,657,584	(30,477,717)	(60,835)	2,242,193

Issuance of common
stock pursuant to
exercise of stock
options	33,000	330	21,510			21,840

Net Income	--	--	--	287,100	--	287,100
	----------	-------	----------	----------	------	--------
Balance at
December 31, 2005	12,349,092	$ 123,491	$ 32,679,094	$ (30,190,617)	$ (60,835)	$ 2,551,133
	=========	=========	===========	===========	=========	=========

See accompanying notes to financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, DECEMBER 25, 2004,
AND DECEMBER 27, 2003
	2005	2004	2003
	---------	---------	---------
Cash flows from operating activities:
Net income (loss)	$ 287,100	$ 1,040,432	$ (19,029)
Adjustments to reconcile net income
(loss) to cash provided by operating
activities:
Depreciation & amortization	304,824	296,186	400,579
Provision for inventory write-down	--	(10,000)	10,000
(Gain) loss on sale of equipment	(2,118)	248	--
Bad debt expense	--	11,000	24,791
Changes in operating assets and liabilities:
Accounts receivable - trade	78,763	(663,533)	(292,843)
Inventories	(123,648)	(265,400)	(10,948)
Prepaid expenses	(24,330)	17,808	(36,468)
Accounts payable	(185,854)	325,381	38,692
Accrued expenses	105,083	59,483	2,883
Deferred revenue	(133,884)	--	--
	---------	---------	---------
Net cash provided by operating	$ 305,936	$ 811,605	$ 117,657
activities
	---------	---------	---------
Cash flows from investing activities:
Purchases of property and equipment	(373,253)	(449,112)	(9,427)
Proceeds from sales of property and equipment	5,000	2,500	--
	---------	---------	---------
Net cash used
in investing activities	$ (368,253)	$ (446,612)	$ (9,427)
	---------	---------	---------
Cash flows from financing activities:
Proceeds from equipment lease financing	453,315	--	--
Payment of capital lease obligations	(123,243)	(96,579)	(69,469)
Proceeds from issuance of common
stock	21,840	--	--
	---------	---------	---------
Net cash provided by (used in)
financing activities	$ 351,912	$ (96,579)	$ (69,469)
	---------	---------	---------
Net increase in cash and cash equivalents	289,595	268,414	38,761

Cash and cash equivalents at beginning of year	457,947	189,533	150,772
	---------	---------	---------
Cash and cash equivalents at end of year	$ 747,542	$ 457,947	$ 189,533
	=======	=======	=======
Supplemental cash flow information:
Acquisition of production equipment under capital leases	--	--	8,100
Interest paid	29,037	29,450	37,391

See accompanying notes to financial statements.

Ceramics Process Systems Corporation
Years Ended December 31, 2005, December 25, 2004, and December 27, 2003
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

  Summary of Significant Accounting Policies

(2)(a) Principles of Consolidation

The consolidated financial statements include the accounts of Ceramics Process Systems Corporation (the "Company") and its wholly-owned subsidiary, CPS Superconductor Corporation (`CPSS`). All intercompany balances and transactions have been eliminated in consolidation.

(2)(b) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents.

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

Revenue related to license agreements is recognized upon receipt of the license payment or over the license period if the Company has continuing obligations under the agreement. Advance payments in excess of revenue recognized are recorded as deferred revenue.

(2)(g) Research and Development Costs

The Company continues to perform product development under prototype manufacturing agreements with customers. In fiscal 2005, 2004 and 2003 the Company did not incur any costs for research and development and did not perform any externally funded research and development programs beyond these customer prototype manufacturing agreements. Research and development costs, if any, are charged to expense as incurred.

(2)(h) Income Taxes

The Company accounts for income taxes using the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax and financial statement bases of assets and liabilities, measured using enacted tax rates expected to be in effect in the period which the temporary differences reverse.

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

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95." SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity`s equity instruments. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. Adoption requires a modified prospective application whereby compensation expense is recognized on or after the required effective date for the portion of the outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated on a basis consistent with the SFAS No. 123 pro forma disclosures (see Note 2n). Actual expense recorded related to these options would be reduced by future forfeitures. The Company will adopt SFAS No. 123 (R) on its effective date, commencing with the quarter ending April 1 2006. Adoption of SFAS No. 123 (R) will not have a material effect on our financial statements as there are no unvested options outstanding as of December 31, 2005. The effect of adoption on future period results of operations will be dependent upon the terms of future option grants, if any.

 In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" which replaces Accounting Principles Board Opinion (APB) No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application to the earliest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. The implementation of this standard will not impact our present financial statements and will only impact future financial statements to extent there are future accounting changes or error corrections.

In March 2005, the FASB issued Financial Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143" (FIN 47) which was effective no later than December 31, 2005. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, "Accounting for Asset Retirement Obligations" refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company adopted the provisions of FIN 47 as of December 31, 2005 without effect on the financial statements.

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

(2)(m) Fiscal Year-End

The Company`s fiscal year end is the last Saturday in December which could result in a 52 or 53 week year. Fiscal year 2005 consisted of 53 weeks while fiscal years 2004 and 2003 consisted of 52 weeks.

(2)(n) Stock-Based Compensation Plans

The Company has adopted the disclosure requirements of SFAS No.123, "Accounting for Stock-Based Compensation". The Company continued to recognize compensation costs using the intrinsic value based method described in APB No. 25, "Accounting for Stock Issued to Employees". No stock-based compensation costs were recognized in 2005, 2004 and 2003 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:
	2005	2004	2003
Net income (loss), as reported	$ 287,100	$ 1,040,432	$ (19,029)
Total stock-based employee compensation expense determined under fair value based method for all awards	(274,267)	(73,358)	(68,556)
	------------	------------	------------
Pro forma net income (loss)	$ 12,833	$ 967,074	$ (87,585)
	======	======	=======
Net income (loss) per share: As reported basic and diluted	$ 0.02	$ 0.08	$ --
Pro forma - basic and diluted	$ --	$ 0.08	$ (0.01)

The fair value of each option grant under SFAS No. 123 is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents the annualized weighted average values of the significant assumptions used to estimate the fair values of the options:
	2005	2004	2003
Risk-free interest rate	4.33%	3.03%	3.04%
Expected life in years	7	7	7
Expected volatility	157%	163%	174%
Expected dividend yield	0	0	0
Weighted average fair value of grants	$ 1.15	$ 0.62	$ 0.57

All options are granted with an exercise price equal to the fair market value of the underlying common stock on the date of grant.

In December 2005 the Board of Directors approved a resolution fully vesting all outstanding stock options as of December 20, 2005. The Board of Directors took this action because the Company will adopt SFAS No. 123(R) as of fiscal 2006. SFAS No. 123(R) requires expensing stock-based employee compensation. All options outstanding as of December 20, 2005 were accounted for under APB No. 25 and were issued under terms whereby no compensation expense resulted and estimated forfeitures were not considered material. By fully vesting all outstanding options prior to the adoption of SFAS No. 123(R) the Board of Directors ensures the accounting treatment of these options is consistent with their original intent when they issued the options. This accelerated vesting is the primary reason total stock-based employee compensation expense determined under the fair value based method for all awards in the table above increased from $73,358 in 2004 to $274,267 in 2005.

(2)(o) Segment Reporting

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions about how to allocate resources and assess performance.

To date, the Company views its operations and manages its business as one segment. We produce and sell custom metal matrix composites to assemblers of high density electronics and other specialty components and subassemblies. These customers represent a single market or segment for us with similar stringent and well-defined requirements. The Company`s customers, in turn, sell the components and subassemblies which incorporate our products into many different end markets, however, these end markets are two to three levels removed from the Company. The Company makes operating decisions and assesses financial performance only for the Company as a whole and does not make operating decisions or assess financial performance by the end markets which ultimately use our products.

(3) Inventories

As of December 31, 2005 and December 25, 2004 inventories consisted of the following:
	2005	2004
Raw Materials	$ 41,486	$ 40,831
Work in process	270,282	146,715
Finished Goods	434,975	435,549
	-------------	-------------
Total	$ 746,743	$ 623,095
	=======	========

(4) Leases and Commitments

At December 31, 2005, the Company had production equipment with a cost of $865,184 and accumulated amortization of $357,147 under capital leases. At December 25, 2004, the Company had production equipment with a cost of $411,869 and accumulated amortization of $229,442 under capital leases.

Future payments required under capital lease obligations are as follows at December 31, 2005:

2006	$ 237,941
2007	219,956
2008	114,756
-------------
Total future minimum lease payments	572,653

Less amount representing interest	46,717
-------------
Present value of net future lease payments	525,936

Less current portion	214,054
-------------
Long-term obligation under capital leases	$ 311,882
=======

The Company operates as a tenant-at-will in its sole location. Total rental expense for this operating lease was $94,123, $96,718, and $103,290 for fiscal years 2005, 2004 and 2003, respectively.

  Stock-Based Compensation Plans

The Company adopted the 1999 Stock Incentive Plan ("1999 Plan") on January 22, 1999. Under the terms of the 1999 Plan all of the Company`s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock awards, or other stock-based awards. All options were nonstatutory stock options granted at the fair market value of the stock, and expire ten years from the date of grant. The options granted to employees originally vested in equal annual installments over a five-year period. The options granted to directors originally vested one year from date of grant.

Under the 1999 Plan a total of 1,250,000 shares of common stock are available for issuance, of which 145,750 shares remain available for grant as of December 31, 2005.

As of December 31, 2005, the 1999 Plan is the only stock option plan from which awards can be made as all other option plans have expired. The 1989 Stock Option Plan expired on February 22, 1999 and no additional grants can be made from this plan. The 1992 Director Stock Option Plan expired on April 16, 1998 and no additional grants can be made from this plan. A total of 201,113 options granted under the 1989 Stock Option Plan prior to its expiration date were outstanding as of December 31, 2005.

The following is a summary of stock option activity for all of the above plans for the fiscal years 2005, 2004 and 2003.
		2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at
beginning of year	1,327,363	$ 0.57	1,166,113	$ 0.57	880,513	$ 0.74
Granted at
fair market value	103,000	$ 1.19	173,250	$ 0.67	420,000	$ 0.31
Exercised	(33,000)	$ 0.66	-	-	-	-
Cancelled	(92,000)	$ 0.63	(12,000)	$ 0.50	(134,400)	$ 0.86
	-----		-----		-----
Outstanding at
end of year	1,305,363	$ 0.58	1,327,363	$ 0.57	1,166,113	$ 0.57
	=======		======		======
Options exercisable
at year-end	1,305,363	$ 0.58	768,363	$ 0.68	592,963	$ 0.73

The following table summarizes information about stock options outstanding at
December 31, 2005:
Range of Exercise Prices			Options Outstanding			Options Exercisable
				Weighted
				Remaining	Weighted		Weighted
			Number	Contractual	Exercise	Number	Exercise
From		to	Outstanding	Life (years)	Price	Outstanding	Price

$ 0.18	to	$ 0.20	196,113	0.43	$ 0.18	196,113	0.18
0.21	to	0.50	549,250	6.96	0.31	549,250	0.31
0.51	to	0.80	171,250	8.78	0.64	171,250	0.64
0.81	to	1.10	214,500	5.34	1.00	214,500	1.00
1.11	to	1.40	165,250	5.94	1.30	165,250	1.30
1.41	to	2.19	9,000	2.42	1.51	9,000	1.51
			-------------			-------------
			1,305,363	5.79	$ 0.58	1,305,363	$ 0.58
			=======			=======

(6) Accrued Expenses

Accrued expenses at December 31, 2005 and December 25, 2004 consist of the following:
	2005	2004
Accrued legal and
accounting	$ 45,475	$ 43,151
Accrued payroll	207,572	109,233
Accrued other	17,310	22,890
Accrued income tax payable	10,000	--
	-------------	-------------
	$ 280,357	$ 175,274
	=========	=========

(7) Lines of Credit

In May 2005, the Company entered into a $1 million revolving line of credit and a $600,000 lease line (see note 4) with Sovereign Bank. The line of credit is secured by the accounts receivable and other assets of the Company, has an interest rate of prime plus one percent (1%) and a one-year term. Under the terms of the agreement, the Company is required to maintain a minimum balance of $100,000 in its operating account with Sovereign Bank. The Company is also subject to certain financial covenants within the terms of the line of credit that require the Company to maintain a targeted rolling four quarter debt service coverage ratio as well as targeted debt to equity and current ratios. At December 31, 2005, the Company was in compliance with these covenants. Management believes it is likely that Sovereign Bank and the Company will renew the line at the end of the term. In 2005, there were no borrowings under this line of credit.

In March 2003, the Company entered into a line-of-credit agreement with the Company`s President to provide the Company with up to $200,000. This line of credit expired on February 16, 2005 and there were no borrowings under this line of credit in 2005 or 2004 or as of year-end 2003.

(8) Income Taxes

Deferred tax assets (liabilities) as of December 31, 2005 and December 25, 2004 are as follows:
	December 31, 2005	December 25, 2004
Deferred Tax Assets:
Net operating loss
carryforwards	$ 3,200,000	$ 8,094,000
Credit carryforwards	40,000	50,000
Deferred revenue	--	47,000
Other	2,000	5,000
	-----------------	-----------------
Gross deferred tax assets	3,242,000	8,196,000
Valuation allowance	(3,200,000)	(8,154,000)
	-----------------	-----------------
Net deferred tax assets	$ 42,000	$ 42,000
	=========	=========

Deferred Tax Liabilities:
Depreciation	(42,000)	(42,000)
	-----------------	----------------
Gross deferred tax liability	(42,000)	(42,000)
	-----------------	-----------------
Net deferred tax asset	$ --	$ --
	=========	=========

Due to the uncertainty related to the realization of the net deferred tax asset, a valuation allowance has been provided. At December 31, 2005, the Company had net operating loss carryforwards of approximately $9,400,000 available to offset future income for U.S. Federal income tax purposes. These operating loss carryforwards expire in various amounts from 2006 through 2022. During 2005, the Company used approximately $173,000 of net operating loss carryforwards and an additional $14,300,000 of net operating loss carryforwards expired. This is the primary reason for the decrease in the deferred tax asset valuation allowance of $4,954,000 in 2005.

The provision for income taxes for the year ended December 31, 2005 consists of current state income taxes. Income tax (benefit) expense is different from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income (loss) as a result of the following:
	2005	2004	2003
Tax (benefit) at statutory
rate	$ 101,050	$ 353,750	$ (6,500)
State tax (benefit), net
of federal tax benefit	18,650	65,200	(500)

(Benefit) derived from net
deferred tax assets
Fully reserved for in prior periods	(109,700)	(418,950)	7,000
	------------	-------------	--------------
	$ 10,000	$ --	$ --
Total	=======	=======	========

Certain provisions of the Internal Revenue Code limit the annual utilization of net operating loss carryforwards if, over a three-year period, a greater than 50% change in ownership occurs, as defined. The Company believes that it did not exceed the 50% ownership change in the three-year period ended December 31, 2005. Therefore, as of year-end 2005 all net operating loss carryforwards should be available to offset future taxable income.

(9) Retirement Savings Plan

Effective September 1, 1987, the Company established the Retirement Savings Plan (the `Plan`) under the provisions of Section 401 of the Internal Revenue Code. Employees, as defined in the Plan, are eligible to participate in the Plan after 30 days of employment. Under the terms of the Plan, the Company may match employee contributions under such method as described in the Plan and as determined each year by the Board of Directors. No employer matching contributions have been made to the Plan since inception.

(10) Concentrations of Credit Risk, Significant Customers and Geographic Information

Financial instruments which subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. As of December 31, 2005, the Company had cash deposits which exceed the Federal Deposit Insurance Corporation (FDIC) limit of $100,000. The Company maintains such cash deposits in a high credit quality financial institution.

The Company extends credit to customers which consist principally of microelectronics systems companies in the United States, Europe and Asia. The Company generally does not require collateral or other security as a condition of sale rather relying on credit approval, balance limitation and monitoring procedures to control credit risk of trade accounts receivable. Management conducts on-going credit evaluations of its customers, and historically the Company has not experienced any significant credit-related losses with respect to its trade accounts receivable. As of December 31, 2005, the Company had trade accounts receivable due from four customers that accounted for 77% of total trade accounts receivable as of that date. Management believes that any credit risks have been properly provided for in the accompanying financial statements.

Revenues from significant customers as a percentage of total revenues in 2005, 2004 and 2003 were as follows:
	Percent of Total Revenues
Significant Customer	2005	2004	2003
A	43%	42%	57%
B	20%	27%	19%
C	15%	7%	11%
D	5%	7%	2%

The Company`s revenue was derived from the following countries in 2005, 2004 and 2003:
Country	Percent of Total Revenue
	2005	2004	2003
United States of America	79%	84%	86%
Germany	15%	7%	2%
Canada	5%	8%	11%
Other	1%	1%	1%

Many of the Company`s customers based in the United States conduct design, purchasing and payable functions in the United States, but do manufacturing overseas. Revenue generated from shipments made to customers` locations outside the United States accounted for 71%, 60% and 74% of total revenue in 2005, 2004 and 2003, respectively.

All of the Company`s long-lived assets and operations are located in the United States.

(12) Net Income (Loss) Per Share

The following reconciles the basic and diluted net income (loss) per share calculations.
	For the years ended
	Dec. 31,	Dec. 25,	Dec. 27,
	2005	2004	2003
Basic Computation:
Numerator:
Net income (loss)	$ 287,100	$ 1,040,432	$ (19,029)

Denominator:
Weighted average
common shares
outstanding	12,308,193	12,293,209	12,293,209

Basic net income (loss) per share	$ 0.02	$ 0.08	--

Diluted Computation:
Numerator:
Net income (loss)	$ 287,100	$ 1,040,432	$ (19,029)

Denominator:
Weighted average
common shares
outstanding	12,308,193	12,293,209	12,293,209
Stock options	524,130	467,950	--
	------------	------------	------------

Total shares	12,832,323	12,761,159	12,293,209
	==========	=======	==========
Diluted net income (loss) per share	$ 0.02	$ 0.08	$ --

The computation of diluted earnings per common share in 2005, 2004, and 2003 excludes the effect of the potential exercise of options to purchase approximately 179,250 shares, 352,750 shares and 1,166,113 shares, respectively, because the effect would be anti-dilutive.

SCHEDULE II
CERAMICS PROCESS SYSTEMS CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2005, December 25, 2004 and December 27, 2003
	Balance at	Charged to
	Beginning of	Costs and	Charged to		Balance at End
	Period	Expenses	Other Accounts	Deductions	of Year
2003
Allowance for
doubtful
accounts	$ 24,198	$ 24,791	--	$ 47,890	$ 1,099

Reserve for
obsolete
inventories	$132,000	$10,000	--	$ 132,000	$ 10,000

2004
Allowance for
doubtful
accounts	$1,099	$11,000	--	--	$ 12,099

Reserve for
obsolete
inventories	$10,000	--	--	$ 10,000	--

2005
Allowance for
doubtful
accounts	$12,099	--	--	$6,638	$ 5,461