Form 10-Q
period 2006-04-01
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 2006-05-15
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended April 1, 2006
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of May 5, 2006: 12,521,959

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act
[ ] Yes [X] No

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Balance Sheets (unaudited)

(continued on next page)
	April 1,	December 31,
	2006	2005
ASSETS	-------------	-------------

Current assets:
Cash and cash equivalents	$650,608	$ 747,542
Accounts receivable-trade
net of allowance for doubtful accounts
of $5,461	1,583,047	1,233,088
Inventories	704,552	746,743
Prepaid expenses	81,343	51,706
	-------------	-------------
Total current assets	3,019,550	2,779,079
	-------------	-------------
Property and equipment:
Production equipment	3,542,364	3,363,604
Furniture and office equipment	111,189	107,147
	-------------	-------------
Total cost	3,653,553	3,470,751
Accumulated depreciation
and amortization	(2,657,104)	(2,579,575)
	-------------	-------------
Property and equipment, net	996,449	891,176
	-------------	-------------
Total Assets	$4,015,999	$3,670,255
	========	========

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Balance Sheets (unaudited)
(continued)

LIABILITIES AND STOCKHOLDERS`	April 1,	December 31,
EQUITY	2006	2005
	-------------	-------------
Current liabilities:
Accounts payable	$ 384,408	$ 312,829
Accrued expenses	264,703	280,357
Current portion of obligations
under capital leases	207,043	214,054
	-------------	-------------
Total current liabilities	856,154	807,240

Obligations under capital
leases less current portion	260,460	311,882
	-------------	-------------
Total liabilities	1,116,614	1,119,122
	-------------	-------------
Stockholders` Equity
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 12,484,842 shares
at April 1, 2006
and 12,349,092 at
December 31, 2005	124,848	123,491
Additional paid-in capital	32,702,172	32,679,094
Accumulated deficit	(29,866,800)	(30,190,617)
Less cost of 22,883 common shares
repurchased	(60,835)	(60,835)
	-------------	-------------
Total stockholders` equity	2,899,385	2,551,133
	-------------	-------------
Total liabilities and stockholders`
equity	$4,015,999	$3,670,255
	========	========

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Statements of Operations (Unaudited)
	Fiscal Quarters Ended
	April 1,	March 26,
	2006	2005
	------------	------------
Total revenue	$2,506,824	$1,424,480

Cost of product sales	1,778,111	1,138,899
	------------	------------
Gross margin	728,713	285,581

Selling, general, and
administrative	372,729	336,869
	------------	------------
Operating income (loss)	355,984	(51,288)

Other expense, net	(6,935)	(5,768)
	------------	------------
Net income (loss) before income tax
expense	349,049	(57,056)
Income tax expense	25,232	--
	------------	------------
Net income (loss)	$ 323,817	$ (57,056)
	========	========
Net income (loss) per basic and
diluted common share	$ 0.03	$ (0.00)
	------------	------------

Weighted average number of
basic common shares
outstanding	12,329,193	12,293,209
	========	========
Weighted average number of
diluted common shares
outstanding	12,878,825	12,293,209
	========	========

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
	Fiscal Quarter Ended
	April 1,	March 26,
	2006	2005
	---------	---------

Cash flows from operating activities:
Net income (loss)	$ 323,817	$ (57,056)
Adjustments to reconcile net income
(loss) to cash provided by operating
activities:
Depreciation & amortization	77,529	60,530
Changes in operating assets and liabilities:
Accounts receivable - trade	(349,959)	647,518
Inventories	42,191	(182,970)
Prepaid expenses	(29,637)	(18,365)
Accounts payable	71,580	(169,352)
Accrued expenses	(15,654)	50,706
	---------	---------
Net cash provided by operating
activities	119,867	331,011
	---------	---------
Cash flows from investing activities:
Purchases of property and equipment	(182,802)	(267,308)
	---------	---------
Cash flows from financing activities:
Payment of capital lease obligations	(58,433)	(25,344)
Proceeds from issuance of common stock	24,434	-
	---------	---------
Net cash used by
financing activities	(33,999)	(25,344)
	---------	---------
Net increase (decrease) in cash and cash
equivalents	(96,934)	38,359

Cash and cash equivalents at beginning of period	747,542	457,947
	---------	---------
Cash and cash equivalents at end of period	$ 650,608	$ 496,306
	=======	=======
Supplemental cash flow information:
Cash paid for taxes	$ 17,000	$ --
Interest paid	$ 6,935	$ 6,370

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Notes to Consolidated Financial Statements

Quarters Ended April 1, 2006 and March 26, 2005
(Unaudited)

(1) Nature of Business

Ceramics Process Systems Corporation (the `Company` or `CPS`) develops, manufactures and markets advanced metal-matrix composite components for several end markets. Electronic applications account for a majority of the Company`s sales today and include components for cellular basestations, heat spreaders for high-performance microprocessor and application-specific integrated circuits and components for electric motor controllers. The Company also produces components for use in optoelectronics, high brightness LED arrays and microwave / millimeter wave modules. The Company`s products are typically in the form of housings, packages, lids, substrates, thermal planes, heat spreaders or baseplates, and are used in applications where thermal management and/or weight are important considerations.

In addition to serving electronics end markets, the Company is developing, manufacturing and beginning to market metal-matrix composite components for some structural end markets including robotic arms for capital equipment and specialty engine components.

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

The accompanying financial statements for the fiscal quarters ended April 1, 2006 and March 26, 2005 are unaudited. In the opinion of management, the unaudited consolidated financial statements of CPS reflect all normal recurring adjustments which are necessary to present fairly the financial position and results of operations for such periods.

The Company`s balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant`s Annual Report on Form 10-K for the year ended December 31, 2005.

The consolidated financial statements include the accounts of CPS and its wholly-owned subsidiary, CPS Superconductor Corporation. All significant intercompany balances and transactions have been eliminated. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

(3) Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs, An Amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The Company adopted SFAS No. 151 with the quarter ending April 1, 2006 and its adoption did not have a significant impact on results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95." SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity`s equity instruments. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. Adoption requires a modified prospective application whereby compensation expense is recognized on or after the required effective date for the portion of the outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated on a basis consistent with the SFAS No. 123 pro forma disclosures. Actual expense recorded related to these options would be reduced by future forfeitures. The Company adopted SFAS No. 123 (R) on its effective date at the beginning of the quarter ending April 1, 2006. Adoption of SFAS No. 123 (R) did not have a material effect on our financial statements as there were no unvested options outstanding as of December 31, 2005 and no options were granted in the quarter ended April 1, 2006. The effect of adoption on future period results of operations will be dependent upon the terms of future option grants, if any.

 In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" which replaces Accounting Principles Board Opinion (APB) No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application to the earliest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. The implementation of this standard did not impact our present financial statements and will only impact future financial statements to extent there are future accounting changes or error corrections.

In February 2006, the FASB published FASB Statement No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS No.155" or the "Statement"). SFAS 155 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities" and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Among other things, the Statement resolves issues related to the financial reporting of certain hybrid financial instruments (financial instruments that have embedded derivatives) to be accounted for as a whole at fair value if the holder elects this option. This accounting eliminates the need to bifurcate the derivative from its host. The Statement also eliminates certain previous guidance that provided that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133. Lastly, the Statement also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. Management does not expect the adoption of this Statement to have a material impact on the Company`s consolidated financial statements.

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

The following table presents the calculation of both basic and diluted EPS:
	For periods ended
	April 1,	March 26,
	2006	2005
	------------	------------
Basic EPS Computation:
Numerator:
Net income (loss)	$ 323,817	$ (57,056)

Denominator:
Weighted average
common shares
outstanding	12,329,193	12,293,209

Basic EPS	$ 0.03	$ --

Diluted EPS Computation:
Numerator:
Net income (loss)	323,817	(57,056)

Denominator:
Weighted average
common shares
outstanding	12,329,193	12,293,209
Stock options	549,632	-
	------------	------------

Total Shares	12,878,825	12,293,209

Diluted EPS	$ 0.03	$ --

The Company incurred a net loss for the quarter ended March 26, 2005, therefore stock options were not used to compute diluted loss per share since the effect would have been antidilutive.

(5) Stock-based Compensation Plans

Prior to 2006 the Company accounted for its stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123, "Accounting for Stock-based Compensation," to stock-based employee compensation for the quarter ended March 26, 2005.
March 26,
2005
------------
Net income (loss), as reported	(57,056)

Deduct: Total stock-base employee
compensation expense determined
under fair value method for all awards	23,750
------------
Pro forma net income (loss)	(80,806)
=======
Earnings per share:
Basic and diluted - as reported	$ (0.01)
Basic and diluted - pro forma	$ (0.01)

The Company adopted SFAS No. 123 (R) on its effective date, commencing with the quarter ending April 1, 2006. Adoption of SFAS No. 123 (R) did not have a material effect on our financial statements for the quarter ended April 1, 2006 as there were no unvested options outstanding as of December 31, 2005 and no options were granted in the quarter ended April 1, 2006.

The Company adopted the 1999 Stock Incentive Plan ("1999 Plan") on January 22, 1999. Under the terms of the 1999 Plan all of the Company`s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock awards, or other stock-based awards. All options were nonstatutory stock options granted at the fair market value of the stock, and expire ten years from the date of grant. All options granted to employees originally vested in equal annual installments over a five-year period. All options granted to directors originally vested one year from date of grant. In December 2005 the Board of Directors approved a resolution fully vesting all outstanding stock options as of December 20, 2005. The Board of Directors took this action in anticipation of the Company adopting SFAS No. 123(R) as of fiscal 2006.

Under the 1999 Plan a total of 1,250,000 shares of common stock are available for issuance, of which 145,750 shares remain available for grant as of April 1, 2006.

As of April 1, 2006 the 1999 Plan is the only stock option plan from which awards can be made as all other option plans have expired. The 1989 Stock Option Plan expired on February 22, 1999 and no additional grants can be made from this plan. A total of 65,363 options granted under the 1989 Stock Option Plan prior to its expiration date were outstanding as of April 1, 2006.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. Expected volatilities are based on the historical volatility of the Company`s stock and other factors.  The Company uses historical data to estimate option exercise and employee termination within the valuation model.  The expected term of options granted represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of option activity under the Plan as of April 1, 2006, and changes during the quarter then ended is presented below:
Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006	1,305,363	$ 0.58	5.79	$ 613,520
Granted	--
Exercised	135,750	$ 0.18		$ 73,305
Forfeited or expired	--
Outstanding at April 1, 2006	1,169,613	$ 0.63	5.4	$ 608,199
Exercisable at April 1, 2006	1,169,613	$ 0.63	5.4	$ 608,199

The total intrinsic value of options exercised during the quarter ended April 1, 2006 was $73,305.

As of April 1, 2006, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.

(6) Inventories

Inventories consist of the following:
	April 1,	December 31,
	2006	2005
	-------------	-------------
Raw materials	$ 22,534	$ 41,486
Work in process	286,861	270,282
Finished Goods	395,157	434,975
	-------------	-------------

Inventories, net	$ 704,552	$ 746,743
	========	========

(7) Accrued Expenses

Accrued expenses consist of the following:
	April 1,	December 31,
	2006	2005
	-------------	-------------
Accrued legal and accounting	$ 38,595	$ 45,475
Accrued payroll	167,009	207,572
Accrued other	33,867	17,310
Accrued income tax payable	25,232	10,000
	-------------	-------------
	$ 264,703	$ 280,357
	========	========

(8) Income Taxes

At December 31, 2006, the Company had approximately $9,400,000 of net operating loss carryforwards available to offset income for U.S. Federal income tax purpose. The Company has established a valuation allowance against this and its other deferred tax assets.

The Company recorded no tax provision for federal income taxes during the quarter ended April 1, 2006 due to net operating loss carryforwards and a valuation reserve against deferred tax assets. The Company will continue to consider the need and amount of the valuation allowance against the deferred tax assets based upon its ongoing assessment of historical and projected taxable income. The Company recorded a tax provision of $25 thousand for state income taxes during the quarter ended April 1, 2006.

ITEM 2 MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in this report and the Company`s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Critical Accounting Policies

The critical accounting policies utilized by the Company in preparation of the accompanying consolidated financial statements are set forth in Part 2, Item 7 of the Company`s Annual Report on Form 10-K for the year ended December 31, 2005, under the heading "Management`s Discussion and Analysis of Financial Condition and Results of Operations". There have been no material changes to these policies since December 31, 2005.

Results of Operations: First Quarter of 2006 Compared to First Quarter of 2005

Revenues in Q1 2006 of $2.507 million were 76% higher than revenues in Q1 2005 of $1.424 million. The increase in revenues is a result of increased demand in all three of the Company`s primary product families: heat spreaders for flip chip packaging, components for cellular basestations, and components for motor controllers. Management believes demand was up due to growth in these specific applications, as well as due to an overall improvement in the economy.

Gross margins in Q1 2006 of 29% compare with gross margins in Q1 2005 of 20%. This increase in gross margins is primarily due to three reasons: 1) improved pricing environment compared to a year ago, 2) a more profitable product mix and 3) spreading of fixed costs over a larger production base, as well as continued cost management.

Sales, General and Administrative expenses (SG&A) increased to $373 thousand in Q1 2006 from $337 thousand in Q1 2005, a 11% increase. This increase in SG&A expenses is primarily attributable to salary expense which increased by $13 thousand and sales commissions which increased by $27 thousand as a result of the increase in revenue.

Total operating expenses in Q1 2006 were $2.151 million, an increase of 46% from total operating expenses in Q1 2005 of $1.476 million. Total operating expenses rose at a lower rate than revenues for the reasons described above.

Other expense in Q1 2006 was $7 thousand compared to $6 thousand in Q1 2005, the difference is primarily an increase in interest costs.

At December 31, 2006, the Company had approximately $9,400,000 of net operating loss carryforwards available to offset income for U.S. Federal income tax purpose. The Company has established a valuation allowance against this and its other deferred tax assets.

The Company recorded no tax provision for federal income taxes during the quarter ended April 1, 2006 due to net operating loss carryforwards and a valuation reserve against deferred tax assets. The Company will continue to consider the need and amount of the valuation allowance against the deferred tax assets based upon its ongoing assessment of historical and projected taxable income. The Company recorded a tax provision of $25 thousand for state income taxes during the quarter ended April 1, 2006. This provision is a management estimate which takes into consideration the state income tax rate and the impact on state income taxes due of existing investment tax credits.

The cumulative effect of these revenues and costs resulted in a net income of $324 thousand or $0.03 per basic and dilutive common share in Q1 2006 compared with net loss of $57 thousand or $0.00 per basic and dilutive common share in Q1 2005.

Liquidity and Capital Resources

The Company`s cash and cash equivalents at April 1, 2006 was $651 thousand compared to cash and cash equivalents at December 31, 2005 of $748 thousand, a decrease of $97 thousand or 13%. This change is primarily due to use of cash for certain equipment purchases and payment of lease obligations in Q1 2006 which was offset by cash provided by operating activities.

Accounts receivable increased to $1.583 million at April 1, 2006 from $1.233 million at December 31, 2005. This change is primarily due to higher shipments in Q1 2006 than Q4 2005.

Inventories decreased to $705 thousand at April 1, 2006 from $747 thousand at December 31, 2005. This decrease is primarily due to the use of consigned inventory held at customers` locations pursuant to consigned inventory agreements the Company has entered into with key customers.

The Company financed its working capital during Q1 2006 with existing cash balances and funds generated by operations. The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2006 from these same sources, although the Company intends to finance certain capital equipment purchases with lease financing. The Company also has available a $1 million line of credit with Sovereign Bank; no borrowings have been made under this line of credit.

Contractual Obligations

As of April 1, 2006, there have been no significant changes in the Company`s contractual obligations, consisting principally of various operating and capital leases, as disclosed at December 31, 2005.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not significantly exposed to the impact of interest rate changes or foreign currency fluctuations. The Company has not used derivative financial instruments.

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

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS
None.

ITEM 1A RISK FACTORS
There have been no material changes to the risk factors as discussed in our 2005 Form 10-K

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
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

Exhibit 32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

  Reports on Form 8-K
  On May 15, 2006, the Company filed a report on Form 8-K relating to the announcement of its financial results for the fiscal quarter ended April 1, 2006, as presented in a press release dated May 12, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ceramics Process Systems Corporation
(Registrant)

Date: May 15, 2006
/s/ Grant C. Bennett
Grant C. Bennett
President