Form 10-Q
period 2006-07-01
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 2006-08-02
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended July 1, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
[ ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of July 26, 2006: 12,521,959

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Balance Sheets (Unaudited)
(continued on next page)
	July 01,	December 31,
	2006	2005
ASSETS	-------------	-------------

Current assets:
Cash and cash equivalents	$ 779,882	$ 747,542
Accounts receivable-trade
net of allowance for doubtful accounts
of $5,461	1,607,515	1,233,088
Inventories	685,286	746,743
Prepaid expenses	59,221	51,706
	-------------	-------------
Total current assets	3,131,904	2,779,079
	-------------	-------------
Property and equipment:
Production equipment	3,657,918	3,363,604
Furniture and office equipment	121,349	107,147
Leasehold improvements	59,790	--
	-------------	-------------
Total cost	3,839,057	3,470,751
Accumulated depreciation
and amortization	(2,735,911)	(2,579,575)
	-------------	-------------
Property and equipment, net	1,103,146	891,176
	-------------	-------------
Total Assets	$ 4,235,050	$ 3,670,255
	=========	=========

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Balance Sheets (Unaudited)
(continued)
LIABILITIES AND STOCKHOLDERS`	July 01,	December 31,
EQUITY	2006	2005
	-------------	-------------
Current liabilities:
Accounts Payable	$ 455,175	$ 312,829
Accrued Expenses	389,154	280,357
Current portion of obligations
under capital leases	210,043	214,054
	-------------	-------------
Total current liabilities	1,054,372	807,240

Obligations under capital
leases less current portion	206,631	311,882
	-------------	-------------
Total liabilities	1,261,003	1,119,122
	-------------	-------------
Stockholders` equity:
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 12,544,842 shares at July 1, 2006
and 12,349,092 at December 31, 2005	125,449	123,491
Additional paid-in capital	32,712,372	32,679,094
Accumulated deficit	(29,802,939)	(30,190,617)
Less cost of 22,883 common shares
repurchased	(60,835)	(60,835)
	-------------	-------------
Total stockholders` equity	2,974,047	2,551,133
	-------------	-------------
Total liabilities and stockholders`
equity	$ 4,235,050	$ 3,670,255
	==========	==========

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Statements of Operations (Unaudited)
	Fiscal Quarters Ended		Six month Periods Ended
	July 1,	June 25,	July 1,	June 25,
	2006	2005	2006	2005
	------------	------------	------------	------------
Product sales	$ 2,628,020	$ 1,790,272	$ 5,134,844	$ 3,214,752

Cost of product sales	2,089,319	1,321,974	3,867,432	2,460,873
	------------	------------	------------	------------
Gross Margin	538,701	468,298	1,267,412	753,879

Selling, general, and
administrative expense	459,311	355,658	832,039	692,527
	------------	------------	------------	------------
Operating income	79,390	112,640	435,373	61,352

Other income(expense), net	(8,825)	(6,998)	(15,759)	(12,766)
	------------	------------	------------	------------
Net income before income tax
expense	70,565	105,642	419,614	48,586
Income tax expense	6,704	--	31,936	--
	------------	------------	------------	------------
Net income	$63,861	$105,642	$387,678	$48,586
	============	============	============	============
Net income per
basic common share	$ 0.01	$ 0.01	$ 0.03	$ 0.00
	------------	------------	------------	------------

Weighted average number of
basic common shares
outstanding	12,518,003	12,293,209	12,423,598	12,293,209
	============	============	============	============
Net income per
diluted common share	$ 0.00	$ 0.01	$ 0.03	$ 0.00
	------------	------------	------------	------------
Weighted average number of
diluted common shares
outstanding	13,131,799	13,052,377	13,005,312	12,672,793
	============	============	============	============

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
	Six-Month Period Ended
	July 01,	June 25,
	2006	2005
	---------	---------

Cash flows from operating activities:
Net income	$387,678	$ 48,586
Adjustments to reconcile net income
to cash provided by
operating activities:
Depreciation & amortization	156,336	126,239

Changes in operating assets and liabilities:
Accounts receivable - trade	(374,427)	289,759
Inventories	61,457	(141,330)
Prepaid expenses	(7,515)	(42,120)
Accounts payable	142,346	(235,997)
Accrued expenses	108,797	(5,409)
	---------	---------
Net cash provided by operating	474,672	39,728
activities
	---------	---------
Cash flows from investing activities:
Purchases of property and equipment	(368,306)	(133,480)
	---------	---------
Net cash used in investing
activities	(368,306)	(133,480)
	---------	---------
Cash flows from financing activities:
Payment of capital lease obligations	(109,262)	(51,242)
Proceeds from issuance of common stock	35,236	--
	---------	---------
Net cash used by
financing activities	(74,026)	(51,242)
	---------	---------
Net (decrease) increase in cash and cash equivalents	32,340	(144,994)
Cash and cash equivalents at beginning of period	747,542	457,947
	---------	---------
Cash and cash equivalents at end of period	779,882	$ 312,953
	=========	=========
Supplemental cash flow information:
Acquisition of machinery under capital leases	--	$ 173,750
Cash paid for taxes	$ 17,000	--
Interest paid	$ 15,759	$ 14,381

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

The accompanying financial statements for the fiscal quarters and six-month periods ended July 1, 2006 and June 25, 2005 are unaudited. In the opinion of management, the unaudited consolidated financial statements of CPS reflect all normal recurring adjustments which are necessary to present fairly the financial position and results of operations for such periods.

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

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95." SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity`s equity instruments. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. Adoption requires a modified prospective application whereby compensation expense is recognized on or after the required effective date for the portion of the outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated on a basis consistent with the SFAS No. 123 pro forma disclosures. Actual expense recorded related to these options would be reduced by future forfeitures. The Company adopted SFAS No. 123 (R) on its effective date at the beginning of the quarter ending April 1, 2006. Adoption of SFAS No. 123 (R) did not have a material effect on our financial statements as there were no unvested options outstanding as of December 31, 2005 and no options were granted in the quarter and six-month period ended July 1, 2006. The effect of adoption on future period results of operations will be dependent upon the terms of future option grants, if any.

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

In February 2006, the FASB published FASB Statement No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Among other things, the Statement resolves issues related to the financial reporting of certain hybrid financial instruments (financial instruments that have embedded derivatives) to be accounted for as a whole at fair value if the holder elects this option. This accounting eliminates the need to bifurcate the derivative from its host. The Statement also eliminates certain previous guidance that provided that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133. Lastly, the Statement also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. Management does not expect the adoption of this Statement to have a material impact on the Company`s consolidated financial statements.

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

The following table presents the calculation of both basic and diluted EPS:
	Quarters Ended		Six-Month Periods Ended
	July 01,	June 25,	July 01,	June 25,
	2006	2005	2006	2005
	------------	------------	------------	------------
Basic EPS Computation:
Numerator:
Net income	$ 63,861	$ 105,642	$ 387,678	$ 48,586

Denominator:
Weighted average
Common shares
Outstanding	12,518,003	12,293,209	12,423,598	12,293,209

Basic EPS	$ 0.01	$ 0.01	$ 0.03	$ 0.00

Diluted EPS Computation:
Numerator:
Net income	63,861	105,642	387,678	48,586

Denominator:
Weighted average
Common shares
Outstanding	12,518,003	12,293,209	12,423,598	12,293,209
Stock options	613,796	759,168	581,714	379,584

Total Shares	13,131,799	13,052,377	13,005,312	12,672,793

Diluted EPS	$ 0.00	$ 0.01	$ 0.03	$ 0.00

(5) Stock-based Compensation Plans

Prior to 2006 the Company accounted for its stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123, "Accounting for Stock-based Compensation," to stock-based employee compensation for the quarter and six-month periods ended June 25, 2005.
Six-month
	Quarter Ended	Period Ended
	June 25, 2005	June 25, 2005
	-------------------	-------------------
Net income as reported	$ 105,642	$ 48,586

Deduct total stock-based employee compensation expense determined under fair value method for all awards	(20,221)	(43,971)
	---------	-------
Pro forma net income	85,421	4,615
	=====	====
Basic shares outstanding	12,293,209	12,293,209
Diluted shares outstanding	13,052,377	12,672,793

Earnings per share, as reported
Basic	$ 0.01	$ 0.00
Diluted	$ 0.01	$ 0.00

Earnings per share, pro forma
Basic	$ 0.01	$ 0.00
Diluted	$ 0.01	$ 0.00

The Company adopted SFAS No. 123 (R) on its effective date, commencing with the quarter ending April 1, 2006. Adoption of SFAS No. 123 (R) did not have a material effect on our financial statements for the quarter and six-month period ended July 1, 2006 as there were no unvested options outstanding as of December 31, 2005 and no options were granted in the quarter and six month period ended July 1, 2006.

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

Under the 1999 Plan a total of 1,250,000 shares of common stock are available for issuance, of which 145,750 shares remain available for grant as of July 1, 2006.

As of July 1, 2006 the 1999 Plan is the only stock option plan from which awards can be made as all other option plans have expired. The 1989 Stock Option Plan expired on February 22, 1999 and no additional grants can be made from this plan. A total of 5,000 options granted under the 1989 Stock Option Plan prior to its expiration date were outstanding as of July 1, 2006.

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

A summary of option activity under the Plan as of July 1, 2006, and changes during the six-month period then ended is presented below:
Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at Dec 31, 2005	1,305,363	$ 0.58	5.79	$ 613,520
Granted	--	--	--	--
Exercised	195,750	$ 0.18	--	$ 131,505
Forfeited or expired	363	$ 0.18	--	--
Outstanding at July 1, 2006	1,109,250	$ 0.65	5.15	$ 942,863
Exercisable at July 1, 2006	1,109,250	$ 0.65	5.15	$ 942,863

As of July 1, 2006, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.

(6) Inventories

Inventories consist of the following:
	July 01,	December 31,
	2006	2005
	-------------	-------------
Raw materials	$ 78,082	$ 41,486
Work in process	285,750	270,282
Finished goods	321,454	434,975
	-----------	-----------

Inventories	$ 685,286	$ 746,743
	=======	=======

(7) Accrued Expenses

Accrued expenses consist of the following:
	July 01,	December 31,
	2006	2005
	-------------	-------------

Accrued legal and accounting	$ 36,577	$ 45,475
Accrued payroll	307,600	207,572
Accrued other	20,041	17,310
Accrued income tax payable	24,936	10,000
	------------	------------
	$ 389,154	$ 280,357
	=======	=======

(8) Line of Credit and Equipment Lease Facility Agreements

In April 2005, the Company entered line of credit and equipment lease agreements with Sovereign Bank. The line of credit is a revolving credit facility allowing the Company to borrow up to 80% of eligible accounts receivable, up to a maximum of $1 million, subject to the Company complying with certain covenants. The line of credit has a one year term and has been extended to May 2007. As of July 1, 2006 there were no borrowings under the line of credit.

The equipment lease facility allows the Company to lease up to $1 million of eligible capital equipment from Sovereign Bank. As of July 1, 2006, the Company has leased capital equipment with a value of $453 thousand from Sovereign Bank under the lease facility agreement.

(9) Income Taxes

At December 31, 2005, the Company had approximately $9,400,000 of net operating loss carryforwards available to offset income for U.S. Federal income tax purpose. The Company has established a valuation allowance against this and its other deferred tax assets.

The Company recorded no tax provision for federal income taxes during the quarter ended July 1, 2006 due to net operating loss carryforwards and a valuation reserve against deferred tax assets. The Company will continue to consider the need and amount of the valuation allowance against the deferred tax assets based upon its ongoing assessment of historical and projected taxable income. The Company recorded a tax provision of $7 and $32 thousand for state income taxes during the quarter and six-months ended July 1, 2006, respectively.

(10) Subsequent Event

In July 2006 the Company entered into a lease for its current operating facilities of approximately 37,520 square feet of rentable space located on approximately seven acres at its current sight in Chartley, MA. The term of the lease is ten years. The lease is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities. The Company also has an option to buy the property and a first right of refusal during the term of the lease. Annual rental payments are $100 thousand in year one increasing to $150 thousand in year ten.

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

Critical Accounting Policies

The critical accounting policies utilized by the Company in preparation of the accompanying consolidated financial statements are set forth in Part II, Item 7 of the Company`s Annual Report on Form 10-K for the year ended December 31, 2005, under the heading "Management`s Discussion and Analysis of Financial Condition and Results of Operations". There have been no material changes to these policies since December 31, 2005 except as described in Note 3 to the Consolidated Financial Statements.

.

Results of Operations for Second Fiscal Quarter of 2006 (Q2 2006) Compared to the Second Fiscal Quarter of 2005 (Q2 2005)

Total revenue was $2,628 thousand in Q2 2006, a 47% increase from total revenue of $1,790 thousand in Q2 2005. The increase in revenues came from higher demand for existing products and well as demand for new products which entered production in Q2 2006. Unit demand increased for flip-chip heat spreaders, motor controller baseplates and wireless basestations components. In addition the Company achieved several design wins for flip-chip heat spreaders, motor controller baseplates and other products which management believes will generate growth in the future.

Total operating expenses in Q2 2006 were $2,549 thousand, a 52% increase from total operating expenses in Q2 2005 of $1,678 thousand. Cost of product sales in Q2 2006 were $2,089 thousand, an increase of 58% from cost of product sales in Q2 2005 of $1,322 thousand. Cost of product sales increased primarily as a result of increased unit shipments and secondarily because of product mix changes, lower than typical yields on a new product which entered production in Q2 2006, and expenses incurred in preparation for the introduction of certain new products in the second half of the year. Management believes that yields will improve on this product as production continues. Gross profit on product sales in Q2 2006 was 20% compared to gross profit on product sales in Q2 2005 of 26% This decrease in gross profit is primarily the result of product mix changes and lower than typical yields on a new product which entered production in Q2 2006, and expenses incurred in preparation for the introduction of certain new products in the second half of the year.

Selling, general and administrative (SG&A) expenses were $459 thousand in Q2 2006, a 29% increase from SG&A expenses of $356 thousand in Q2 2005. The increase in SG&A expenses is primarily the result of accruing for benefits paid pursuant to a severance agreement, higher commissions paid to sales representatives and higher sales promotion expenses.

Results of Operations for First Six Months 2006 Compared to First Six Months of 2005

Total revenue was $5,135 thousand in the first six months of 2006, a 60% increase from total revenue of $3,215 thousand in the first six months of 2005. The increase in revenues came primarily from higher demand for existing products and secondarily from demand for new products which entered production in the first six months of 2006. The largest increase in demand was for lids and heatspreaders for application-specific integrated circuits.

Total operating expenses in the first six months of 2006 were $4,699 thousand, a 49% increase from total operating expenses of $3,153 thousand in the first six months of 2005. Cost of product sales in the first six months of 2006 were $3,867 thousand, a 57% increase from cost of product sales of $2,461 thousand in the first six months of 2005. Cost of product sales increased primarily as a result of increased unit shipments. Gross profit on product sales in the first six months of 2006 was 25% compared with gross profit on product sales of 23% in the first six months of 2005. This increase in gross profit is primarily the result of higher prices for certain products which went into effect during the first six months of 2006.

Selling, general and administrative (SG&A) expenses were $832 thousand in the first six months of 2006, a 20% increase from SG&A expenses of $693 thousand in the first six months of 2005. The increase in SG&A expenses is primarily the result of accruing for benefits paid pursuant to a severance agreement, higher commissions paid to sales representatives and higher sales promotion expenses.

Liquidity and Capital Resources

The Company`s cash balance and cash equivalents at July 1, 2006 was $780 thousand compared to cash balance and cash equivalents at December 31, 2005 of $748 thousand, an increase of $32 thousand or 4%.

Accounts receivable increased to $1,608 thousand at July 1, 2006 from $1,233 thousand at December 31, 2005. This change reflects higher revenues in Q2 2006 compared to Q4 2005. The accounts receivable balance at July 1, 2006 and December 31, 2005 is net of allowance for doubtful accounts of $5 thousand.

Inventories decreased to $685 thousand at July 1, 2006 from $747 thousand at December 31, 2005; this decrease is primarily the result of higher than expected sales near the end of Q2 2006 by customers with whom the Company has consigned inventory agreements.

The Company financed its working capital during Q2 2006 and the six month period ending July 1, 2006 with existing cash balances and funds generated by operations. The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2006 from these same sources.

The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company`s ability to achieve its business objectives.

Contractual Obligations

In April 2005, the Company entered line of credit and equipment lease agreements with Sovereign Bank. The line of credit is a revolving credit facility allowing the Company to borrow up to 80% of eligible accounts receivable, up to a maximum of $1 million, subject to the Company complying with certain covenants. The line of credit has a one-year term. Immediately prior to expiring in April 2006 the term was extended to May 2006, and then in May the term was extended for one year to May 2007. As of July 1, 2006 there were no borrowings under the line of credit.

The equipment lease facility allows the Company to lease up to $1 million of eligible capital equipment. As of July 1, 2006, the Company has leased capital equipment with a value of $453 thousand under the lease facility agreement.

As of July 1, 2006, production equipment included $305 thousand of construction in progress, and in addition, the Company had outstanding commitments to purchase $26 thousand of production equipment. The Company intends to finance $195 thousand of production equipment in construction in progress and outstanding commitments under the lease agreement.

The Company`s contractual obligations at July 1, 2006 consist of the following:
Payments Due by Period
		Remaining in	FY 2007 -	FY 2010 -	FY 2013 and
	Total	FY 2006	FY 2009	FY 1012	beyond
Capital lease obligations including interest	$ 461,807	$ 112,919	$ 348,888	$ --	--
Purchase commitments for production equipment	$ 26,323	$ 26,323	--	--	--

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

Exhibit 32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

  Reports on Form 8-K

On July 24, 2006, the Company filed a report on Form 8-K relating to the Company entering into a 10-year commercial lease with Gifford Investments for use of buildings and real estate located at 111 South Worcester Street, Chartley, Massachusetts 02712.

On August 2, 2006, the Company filed a report on Form 8-K relating to the announcement of its financial results for the fiscal quarter ended July 1, 2006, as presented in a press release dated August 2, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ceramics Process Systems Corporation
(Registrant)

Date: August 2, 2006
/s/ Grant C. Bennett
Grant C. Bennett
President