Form 10-Q
period 2006-09-30
CERAMICS PROCESS SYSTEMS CORP/DE/
filed 2006-11-13
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 30, 2006
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
[ ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of October 26, 2006: 12,521,959

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Balance Sheets (Unaudited)
(continued on next page)
	September 30,	December 31,
	2006	2005
ASSETS	-------------	-------------

Current assets:
Cash and cash equivalents	$ 777,158	$ 747,542
Accounts receivable-trade
net of allowance for doubtful accounts
of $5,461	1,816,678	1,233,088
Inventories	772,024	746,743
Prepaid expenses	40,656	51,706
	-------------	-------------
Total current assets	3,406,516	2,779,079
	-------------	-------------
Property and equipment:
Production equipment	3,913,098	3,363,604
Furniture and office equipment	121,349	107,147
Leasehold improvements	79,443	--
	-------------	-------------
Total cost	4,113,890	3,470,751
Accumulated depreciation
and amortization	(2,852,683)	(2,579,575)
	-------------	-------------
Property and equipment, net	1,261,207	891,176
	-------------	-------------
Total Assets	$ 4,667,723	$ 3,670,255
	=========	=========

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Balance Sheets (Unaudited)
(continued)
LIABILITIES AND STOCKHOLDERS`	September 30,	December 31,
EQUITY	2006	2005
	-------------	-------------
Current liabilities:
Accounts Payable	$ 483,926	$ 312,829
Accrued Expenses	338,720	280,357
Current portion of obligations
under capital leases	268,616	214,054
	-------------	-------------
Total current liabilities	1,091,262	807,240

Obligations under capital
leases less current portion	304,355	311,882
	-------------	-------------
Total liabilities	1,395,617	1,119,122
	-------------	-------------
Stockholders` equity:
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 12,544,842 shares at September 30, 2006
and 12,349,092 at December 31, 2005	125,449	123,491
Additional paid-in capital	32,712,372	32,679,094
Accumulated deficit	(29,504,880)	(30,190,617)
Less cost of 22,883 common shares
repurchased	(60,835)	(60,835)
	-------------	-------------
Total stockholders` equity	3,272,106	2,551,133
	-------------	-------------
Total liabilities and stockholders`
equity	$ 4,667,723	$ 3,670,255
	==========	==========

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Statements of Operations (Unaudited)
	Fiscal Quarters Ended		Nine month Periods Ended
	September 30,	September 24,	September 30,	September 24,
	2006	2005	2006	2005
	------------	------------	------------	------------
Product sales	$ 2,925,694	$ 1,654,865	$ 8,060,538	$ 4,866,781
License and royalty revenue	--	133,884	--	136,720
	------------	------------	------------	------------
Total revenue	2,925,694	1,788,749	8,060,538	5,003,501

Cost of product sales	2,237,664	1,416,240	6,105,096	3,877,113
	------------	------------	------------	------------
Gross Margin	688,030	372,509	1,955,442	1,126,388

Selling, general, and
administrative expense	364,645	358,129	1,196,684	1,050,656
	------------	------------	------------	------------
Operating income	323,385	14,380	758,758	75,732

Other income(expense), net	(7,179)	(4,541)	(22,938)	(17,307)
	------------	------------	------------	------------
Net income before income tax
expense	316,206	9,839	735,820	58,425
Income tax expense	18,147	--	50,083	--
	------------	------------	------------	------------
Net income	$298,059	$9,839	$685,737	$58,425
	============	============	============	============
Net income per
basic common share	$ 0.02	$ --	$ 0.06	$ --
	------------	------------	------------	------------

Weighted average number of
basic common shares
outstanding	12,521,959	12,318,956	12,456,385	12,301,791
	============	============	============	============
Net income per
diluted common share	$ 0.02	$ --	$ 0.05	$ --
	------------	------------	------------	------------
Weighted average number of
diluted common shares
outstanding	13,151,877	12,997,544	13,054,167	12,781,043
	============	============	============	============

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
	Nine-Month Period Ended
	September 30,	September 24,
	2006	2005
	---------	---------

Cash flows from operating activities:
Net income	$685,737	$58,425
Adjustments to reconcile net income
to cash provided by
operating activities:
Depreciation & amortization	273,110	196,945

Changes in operating assets and liabilities:
Accounts receivable - trade	(583,590)	264,198
Inventories	(25,281)	(16,028)
Prepaid expenses	11,050	(30,116)
Accounts payable	171,097	(228,558)
Accrued expenses	58,363	70,561
Deferred revenue	--	(133,884)
	---------	---------
Net cash provided by operating	590,486	181,543
activities
	---------	---------
Cash flows from investing activities:
Purchases of property and equipment	(437,227)	(198,074)
	---------	---------
Net cash used in investing
activities	(437,227)	(198,074)
	---------	---------
Cash flows from financing activities:
Payment of capital lease obligations	(158,879)	(85,687)
Proceeds from issuance of common stock	35,236	21,840
	---------	---------
Net cash used by
financing activities	(123,643)	(63,847)
	---------	---------
Net (decrease) increase in cash and cash equivalents	29,616	(80,378)
Cash and cash equivalents at beginning of period	747,542	457,947
	---------	---------
Cash and cash equivalents at end of period	$ 777,158	$ 377,569
	=========	=========
Supplemental cash flow information:
Acquisition of machinery under capital leases	$ 205,914	$ 173,750
Cash paid for taxes	$ 27,862	$ --
Interest paid	$ 22,938	$ 19,336

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

The accompanying financial statements for the fiscal quarters and nine-month periods ended September 30, 2006 and September 24, 2005 are unaudited. In the opinion of management, the unaudited consolidated financial statements of CPS reflect all normal recurring adjustments which are necessary to present fairly the financial position and results of operations for such periods.

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

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95." SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity`s equity instruments. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. Adoption requires a modified prospective application whereby compensation expense is recognized on or after the required effective date for the portion of the outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated on a basis consistent with the SFAS No. 123 pro forma disclosures. Actual expense recorded related to these options would be reduced by future forfeitures. The Company adopted SFAS No. 123 (R) on its effective date at the beginning of the quarter ending April 1, 2006. Adoption of SFAS No. 123 (R) did not have a material effect on our financial statements as there were no unvested options outstanding as of December 31, 2005 and no options were granted in the quarter and Nine-Month Period Ended September 30, 2006. The effect of adoption on future period results of operations will be dependent upon the terms of future option grants, if any.

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

In February 2006, the FASB published FASB Statement No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Among other things, the Statement resolves issues related to the financial reporting of certain hybrid financial instruments (financial instruments that have embedded derivatives) to be accounted for as a whole at fair value if the holder elects this option. This accounting eliminates the need to bifurcate the derivative from its host. The Statement also eliminates certain previous guidance that provided that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133. Lastly, the Statement also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS 155 is effective for all financial instruments acquired or issued after the fiscal year December 30, 2006. Management does not expect the adoption of this Statement to have a material impact on the Company`s consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. FIN 48 is effective in fiscal years beginning after December 15, 2006. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. We are currently evaluating the potential impact, if any, the adoption of FIN 48 will have on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No.108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108) which addresses quantifying the financial statement effect of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect SAB 108 to have a material effect on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of this statement to have a material impact on the Company`s consolidated financial statements.

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

The following table presents the calculation of both basic and diluted EPS:
	Quarters Ended		Nine-Month Periods Ended
	September 30,	September 24,	September 30,	September 24,
	2006	2005	2006	2005
	------------	------------	------------	------------
Basic EPS Computation:
Numerator:
Net income	$ 298,059	$ 9,839	$ 685,737	$ 58,425

Denominator:
Weighted average
Common shares
Outstanding	12,521,959	12,318,956	12,456,385	12,301,791

Basic EPS	$ 0.02	$ --	$ 0.06	$ --

Diluted EPS Computation:
Numerator:
Net income	298,059	9,839	685,737	58,425

Denominator:
Weighted average
Common shares
Outstanding	12,521,959	12,318,956	12,456,385	12,301,791
Stock options	629,918	678,588	597,782	479,252

Total Shares	13,151,877	12,997,544	13,054,167	12,781,043

Diluted EPS	$ 0.02	$ --	$ 0.05	$ --

(5) Stock-based Compensation Plans

Prior to 2006 the Company accounted for its stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123, "Accounting for Stock-based Compensation," to stock-based employee compensation for the quarter and nine-month periods ended September 24, 2005.
Nine-month
	Quarter Ended	Period Ended
	September 24, 2005	September 24, 2005
	-------------------	-------------------
Net income as reported	$ 9,839	$ 58,425

Deduct total stock-based employee compensation expense determined under fair value method for all awards	(15,624)	(59,595)
	---------	-------
Pro forma net income	(5,785)	(1,170)
	=====	====
Basic and diluted shares outstanding	12,318,956	12,301,791

Basic and diluted earnings per share as reported	$ --	$ --

Basic and diluted earnings per share, pro forma	$ --	$ --

The Company adopted SFAS No. 123 (R) on its effective date, commencing with the quarter ending April 1, 2006. Adoption of SFAS No. 123 (R) did not have a material effect on our financial statements for the quarter and Nine-Month Period Ended September 30, 2006 as there were no unvested options outstanding as of December 31, 2005 and no options were granted in the quarter and nine month period ended September 30, 2006.

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

Under the 1999 Plan a total of 1,250,000 shares of common stock are available for issuance, of which 145,750 shares remain available for grant as of September 30, 2006.

As of September 30, 2006 the 1999 Plan is the only stock option plan from which awards can be made as all other option plans have expired. The 1989 Stock Option Plan expired on February 22, 1999 and no additional grants can be made from this plan. A total of 5,000 options granted under the 1989 Stock Option Plan prior to its expiration date were outstanding as of September 30, 2006.

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

A summary of option activity under the Plan as of September 30, 2006, and changes during the nine-month period then ended is presented below:
Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at Dec 31, 2005	1,305,363	$ 0.58	5.79	$ 613,520
Granted	--	--	--	--
Exercised	195,750	$ 0.18	--	$ 131,505
Forfeited or expired	363	$ 0.18	--	--
Outstanding at September 30, 2006	1,109,250	$ 0.65	4.90	$ 920,677
Exercisable at September 30, 2006	1,109,250	$ 0.65	4.90	$ 920,677

As of September 30, 2006, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.

(6) Inventories

Inventories consist of the following:
	September 30,	December 31,
	2006	2005
	-------------	-------------
Raw materials	$ 87,346	$ 41,486
Work in process	257,895	270,282
Finished goods	426,783	434,975
	-----------	-----------

Inventories	$ 772,024	$ 746,743
	=======	=======

(7) Accrued Expenses

Accrued expenses consist of the following:
	September 30,	December 31,
	2006	2005
	-------------	-------------

Accrued legal and accounting	$ 46,697	$ 45,475
Accrued payroll	199,058	207,572
Accrued other	59,216	17,310
Accrued income tax payable	33,749	10,000
	------------	------------
	$ 338,720	$ 280,357
	=======	=======

(8) Line of Credit and Equipment Lease Facility Agreements

In April 2005, the Company entered line of credit and equipment lease agreements with Sovereign Bank. The line of credit is a revolving credit facility allowing the Company to borrow up to 80% of eligible accounts receivable, up to a maximum of $1 million, subject to the Company complying with certain covenants. The line of credit has a one year term and has been extended to May 2007. As of September 30, 2006 there were no borrowings under the line of credit.

The equipment lease facility allows the Company to lease up to $1 million of eligible capital equipment from Sovereign Bank. As of September 30, 2006, the Company has leased capital equipment with a net carrying value of $659 thousand from Sovereign Bank under the lease facility agreement.

(9) Income Taxes

At December 31, 2005, the Company had approximately $9,400,000 of net operating loss carryforwards available to offset income for U.S. Federal income tax purpose. The Company has established a valuation allowance against this and its other deferred tax assets.

The Company recorded no tax provision for federal income taxes during the quarter ended September 30, 2006 due to net operating loss carryforwards and a valuation reserve against deferred tax assets. The Company will continue to consider the need and amount of the valuation allowance against the deferred tax assets based upon its ongoing assessment of historical and projected taxable income. The Company recorded a tax provision of $18 and $50 thousand for state income taxes during the quarter and nine-months ended September 30, 2006, respectively.

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

.

Results of Operations for Third Fiscal Quarter of 2006 (Q3 2006) Compared to the Third Fiscal Quarter of 2005 (Q3 2005)

Total revenue was $2,926 thousand in Q3 2006, a 64% increase from total revenue of $1,789 thousand in Q3 2005. The increase in revenues came from higher demand for existing products as well as demand for new products which entered production in 2006. Unit demand increased for flip-chip heat spreaders, motor controller baseplates and wireless basestations components. In addition the Company achieved several design wins for flip-chip heat spreaders, motor controller baseplates and other products which management believes will generate growth in the future.

Total operating expenses in Q3 2006 were $2,602 thousand, a 47% increase from total operating expenses in Q3 2005 of $1,774 thousand. Cost of product sales in Q3 2006 were $2,238 thousand, an increase of 58% from cost of product sales in Q3 2005 of $1,416 thousand. Cost of product sales increased primarily as a result of increased unit shipments. Gross profit on product sales in Q3 2006 was 24% compared to gross profit on product sales in Q3 2005 of 23% This increase in gross profit is primarily the result of product mix changes and the spreading of fixed costs over a larger revenue base.

Selling, general and administrative (SG&A) expenses were $365 thousand in Q3 2006, a 2% increase from SG&A expenses of $358 thousand in Q3 2005. The increase in SG&A expenses is primarily the result of higher commissions paid to sales representatives and higher sales promotion expenses.

Results of Operations for First Nine Months 2006 Compared to First Nine Months of 2005

Total revenue was $8,061 thousand in the first nine months of 2006, a 61% increase from total revenue of $5,004 thousand in the first six months of 2005. The increase in revenues came from higher demand for existing products as well as demand for new products which entered production in 2006. Unit demand increased for flip-chip heat spreaders, motor controller baseplates and wireless basestations components

Total operating expenses in the first nine months of 2006 were $7,302 thousand, a 48% increase from total operating expenses of $4,928 thousand in the first nine months of 2005. Cost of product sales in the first nine months of 2006 were $6,105 thousand, a 57% increase from cost of product sales of $3,877 thousand in the first nine months of 2005. Cost of product sales increased primarily as a result of increased unit shipments. Gross profit on product sales in the first nine months of 2006 was 24% compared with gross profit on product sales of 23% in the first nine months of 2005. This increase in gross profit is primarily the result of higher prices for certain products which went into effect during the first six months of 2006 and the spreading of fixed costs over a larger revenue base.

Selling, general and administrative (SG&A) expenses were $1,197 thousand in the first nine months of 2006, a 14% increase from SG&A expenses of $1,051 thousand in the first nine months of 2006. The increase in SG&A expenses is primarily the result of accruing for benefits paid pursuant to a severance agreement, higher commissions paid to sales representatives and higher sales promotion expenses.

Liquidity and Capital Resources

The Company`s cash and cash equivalents at September 30, 2006 were $777 thousand compared to cash and cash equivalents at December 31, 2005 of $748 thousand, an increase of $29 thousand or 4%.

Accounts receivable increased to $1,817 thousand at September 30, 2006 from $1,233 thousand at December 31, 2005. This change reflects higher revenues in Q3 2006 compared to Q4 2005. The accounts receivable balance at September 30, 2006 and December 31, 2005 is net of allowance for doubtful accounts of $5 thousand.

Inventories increased to $772 thousand at September 30, 2006 from $747 thousand at December 31, 2005; this increase is primarily due to higher raw material inventories that management believes are needed in or to meet increased demand.

The Company financed its working capital during Q3 2006 and the nine month period ending September 30, 2006 with existing cash balances and funds generated by operations. The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2006 from these same sources.

The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company`s ability to achieve its business objectives.

Contractual Obligations

In April 2005, the Company entered line of credit and equipment lease agreements with Sovereign Bank. The line of credit is a revolving credit facility allowing the Company to borrow up to 80% of eligible accounts receivable, up to a maximum of $1 million, subject to the Company complying with certain covenants. The line of credit has a one-year term. Immediately prior to expiring in April 2006 the term was extended to May 2006, and then in May the term was extended for one year to May 2007. As of September 30, 2006 there were no borrowings under the line of credit.

The equipment lease facility allows the Company to lease up to $1 million of eligible capital equipment. As of September 30, 2006, the Company has leased capital equipment with a carrying value of $659 thousand under the lease facility agreement.

As of September 30, 2006, production equipment included $288 thousand of construction in progress, and in addition, the Company had outstanding commitments to purchase $234 thousand of production equipment. The Company intends to finance production equipment in construction in progress and outstanding commitments under the lease agreement with existing cash balances and funds generated by operations.

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

The Company`s contractual obligations at September 30, 2006 consist of the following:
		Payments Due by Period
		Remaining in	FY 2007 -	FY 2010 -	FY 2013 and
	Total	FY 2006	FY 2009	FY 1012	beyond
Capital lease obligations including interest	$ 638,776	$ 75,603	$ 563,173	$ --	--
Purchase commitments for production equipment	$234,200	$ 234,200	--	--	--
Operating lease obligation for facilities at 111 South Worcester Street, Chartley, MA.	$1,225,000	$ 25,000	$ 340,000	$ 385,000	$ 475,000

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

Exhibit 32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

  Reports on Form 8-K

On November 3, 2006, the Company filed a report on Form 8-K relating to the announcement of its financial results for the fiscal quarter ended September 30, 2006, as presented in a press release dated November 3, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ceramics Process Systems Corporation
(Registrant)

Date: November 9, 2006
/s/ Grant C. Bennett
Grant C. Bennett
President