Form 10-K
period 2006-12-30
CPS TECHNOLOGIES CORP/DE/
filed 2007-03-30
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 30, 2006
or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the transition period from to

Commission file number: 0-16088

CPS TECHNOLOGIES CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-2832409 (I.R.S. Employer Identification No.)
111 South Worcester Street P.O. Box 338 Chartley MA (Address of principal executive offices)	02712-0338 (Zip Code)

Registrant`s telephone no., including area code: 508-222-0614

CERAMICS PROCESS SYSTEMS CORPORATION

(Former Name or Former Address, if Changed Since Last Report)

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
[ ] Yes [X] No

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was $12,520,383 based on the average of the reported closing bid and asked prices for the Common Stock as of the last business day of the registrant`s most recently completed second fiscal quarter as reported on the OTC Bulletin Board.

Number of shares of Common Stock outstanding as of March 14, 2007: 12,544,842 shares.

Documents incorporated by reference.

Part I

Item 1. Business.

CPS Technologies Corporation (the `Company` or `CPS`) (formerly Ceramics Process Systems Corporation) provides advanced material solutions to the electronics, robotics, automotive and other industries.

Our primary advanced material solution is metal matrix composites, a new class of materials which are a combination of metal and ceramic. CPS has a leading, proprietary position in metal matrix composites. Metal matrix composites have several superior properties compared to conventional materials - improved thermal conductivity, thermal expansion matching, stiffness and light weight - which enable higher performance and higher reliability in our customers` products.

Like plastics 80 years ago, this new class of materials will penetrate many end markets over many years. CPS management believes our business model of providing advanced material solutions to a portfolio of high growth end markets which are, at any point in time, in various stages of the technology adoption lifecycle, provides CPS with the opportunity for sustained growth and a diversified customer base. We believe we have validated this model as we are now supplying customers at all stages of the technology adoption lifecycle.

CPS is the leader in supplying metal matrix composites to certain high growth electronics end markets which are well along in the adoption lifecycle and therefore generating significant demand. These end markets include high-performance integrated circuits and circuit boards used in internet switches and routers, as well as motor controllers used in high-speed electric trains, subway cars and wind turbines. CPS supplies heat spreaders, lids and baseplates to customers in these end markets. CPS is a fully qualified manufacturer for many of the world`s largest electronics OEMs.

Concurrently, CPS is participating in certain end markets that are at an earlier stage of the adoption lifecycle. Management believes these end markets will generate additional growth longer-term. An example of such an end market is motor controllers for hybrid automotives and trucks; CPS has been supplying prototypes into this end market for several years. Management believes that several of the programs for which we are selling prototypes will enter volume production in the future.

We are also actively working with customers in end markets at the beginning stages of the adoption lifecycle. Two examples include robotics components where the greater stiffness-to- weight ratio of metal matrix composites allows a significant performance improvement, and armor where CPS` hybrid armor technology has the potential for greater multi-hit capability, lighter weight and lower costs.

Our products are manufactured by proprietary processes we have developed including the QuicksetTM Injection Molding Process (`Quickset Process`) and the QuickCastTM Pressure Infiltration Process (`QuickCast Process`).

CPS was incorporated in Massachusetts in 1984 as Ceramics Process Systems Corporation and reincorporated in Delaware in April 1987 through a merger into a wholly-owned Delaware subsidiary organized for purposes of the reincorporation. In July 1987, CPS completed our initial public offering of 1.5 million shares of our Common Stock. In March 2007, CPS Superconductor Corporation (a wholly owned subsidiary) was renamed CPS Technologies Corporation, and the parent Company, Ceramics Process Systems Corporation was merged into it. This resulted in the Company assuming the name CPS Technologies Corporation, and Ceramics Process Systems Corporation ceasing to exist.

Overview of Markets and Products

Electronics Markets Overview

Consumer demand continues to motivate the electronics industry to produce products which:
- operate at higher speeds;
- are smaller in size; and
- operate with higher reliability.

While these three requirements result in products of ever-increasing performance, these requirements also create a fundamental challenge for the designer to manage the heat generated by the system moving at higher speeds and/or higher power. Smaller assemblies further concentrate the heat and increase the difficulty of removing it.

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

CPS combines at the microstructural level a ceramic with a metal to produce a metal matrix composite which has the thermal conductivity needed to remove heat, and a thermal expansion rate which is sufficiently close to other components in the assembly to ensure the assembly is reliable. The ceramic is silicon carbide (SiC), the metal is aluminum (Al), and the composite is aluminum silicon carbide (AlSiC), a metal-matrix composite. CPS can adjust the thermal expansion rate of AlSiC components to match the specific application by modifying the amount of SiC compared to the amount of Al in the component.

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

Today, the problem of thermal management is most acute in high-performance, high-density applications such as cellular basestations, high-performance microprocessors, application-specific integrated circuits for internet routers and switches, motor controllers and components for satellite communications. However, as the trends towards faster speeds, reduced size and increased reliability continue, and as high-density circuitry is used in a larger number of applications, we believe our products will be used in an increasing number of applications across many end markets.

Structural Markets Overview

Structural applications perform primarily a mechanical rather than electrical function. In any mechanical assembly with moving parts the stiffness and weight of moving parts can have a significant impact on the performance and energy efficiency of the assembly. In particular, in equipment with reciprocating components increasing the stiffness and reducing the weight of reciprocating components improves the performance and energy efficiency of the equipment.

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

Examples of structural applications for which we are developing and supplying components include robotic arms for semiconductor manufacturing equipment, certain components for specialty internal combustion engines, and hybrid armor.

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

Motor Controller Applications (Insulated Gate Bipolar Transistor ("IGBT") Applications)

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

Other Electronics Applications

We believe there are several other electronics applications where our products address real needs and which represent future growth potential. In 2006, the Company produced prototypes and some initial production products for optoelectronics applications, high brightness light emitting diode arrays and radar applications.

Customers

We sell primarily to major microelectronics systems houses in the United States, Europe and Asia. Our customers typically purchase prototype and evaluation quantities of our products over a one to three year period before purchasing production volumes.

In 2006, our four largest customers accounted for 22%, 21%, 20% and 15% of revenues, respectively. In 2005, our four largest customers accounted for 43%, 20%, 15% and 5% of total revenues, respectively. In 2004, our four largest customers accounted for 42%, 27%, 7% and 7% of total revenues, respectively.

In 2006 and 2005, 98% of our revenues were derived from commercial applications and 2% from defense-related applications. In 2004, 96% of our revenues were derived from commercial applications and 4% from defense-related applications.

Research and Development

We continue to perform product development under prototype manufacturing agreements with customers. In fiscal 2006, 2005 and 2004 the Company did not incur any costs for research and development and did not perform any externally funded research and development programs beyond these customer prototype manufacturing agreements. Research and development costs, if any, are charged to expense as incurred.

Availability of Raw Materials

We use a variety of raw materials from numerous domestic and foreign suppliers. These materials are primarily aluminum ingots, ceramic powders and chemicals. The raw materials we use are available from domestic and foreign sources and none is believed to be scarce or restricted for national security reasons.

Patents and Trade Secrets

As of December 30, 2006, we had 13 United States patents and one United States patent pending. We also have several international patents covering the same subject matter as the U.S. patents. Our licensees have rights to use certain patents as defined in their respective license agreements. As of December 30, 2006, none of our licensees are producing products under license agreements signed previously, and we do not expect the license agreements in place to generate additional license revenues in the future.

We intend to continue to apply for domestic and foreign patent protection in appropriate cases. In other cases, we believe we are better served by reliance on trade secret protection. In all cases, we seek protection for our technological developments to preserve our competitive position.

Backlog and Contracts

As of December 30, 2006, we had a product backlog of approximately $3.9 million compared with a product backlog of approximately $3.4 million as of December 31, 2005. We shipped 100% of the year-end 2005 product backlog in 2006.

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

Employees

As of December 30, 2006, we had 131 full-time employees and 2 part-time employees, of whom 124 were engaged in manufacturing and engineering and 9 in sales and administration. We also employ temporary employees as needed to support production and program requirements.

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

We are required to be in full compliance with Section 404 of the Sarbanes-Oxley Act as of our fiscal year ending December 29, 2008. Under current regulations, the financial cost of compliance with Section 404 is significant. Failure to achieve and maintain effective internal control in accordance with Section 404 could have a material adverse effect on our business and our stock price.

We are in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires management to assess the effectiveness of our internal controls over financial reporting and include an assertion in our 2007 annual report as to the effectiveness of its controls. The cost to comply with this law will affect our net income adversely during the compliance period. In addition, management`s effort and cost are no assurance that our independent auditors will attest to the effectiveness of our internal controls in its report required by the law in fiscal 2008, and thereafter. If that is the case, the resulting report from our auditors may have a negative impact on our stock price.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

All of our manufacturing, engineering, sales and administrative operations are located in a leased facility in Chartley, Massachusetts. The Company entered into a 10-year lease for the Chartley facilities effective on March 1, 2006. The leased facilities comprise approximately 38 thousand square feet. Prior to entering into this lease, the Company was renting a portion of the facilities as a tenant-at-will. Our rental expense for operating leases was $103 thousand, $94 thousand and $97 thousand for 2006, 2005 and 2004, respectively.

Item 3. Legal Proceedings.

We are not a party to any litigation which could have a material adverse effect on us or on our business and we are not aware of any pending or threatened material litigation against us.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 30, 2006.

Part II

Item 5. Market for Registrant`s Common Stock and Related Stockholder Matters.

On December 30, 2006, we had approximately 850 shareholders. The high and low closing bid prices of our common stock for each quarter during the years ended December 30, 2006 and December 31, 2005 are shown below.

	2006		2005
	High	Low	High	Low
1st Quarter	$ 1.25	$ 0.72	$ 1.50	$ 1.05
2nd Quarter	$ 1.95	$ 1.01	$ 1.70	$ 1.20
3rd Quarter	$ 1.90	$ 1.27	$ 1.37	$ 1.15
4th Quarter	$ 1.79	$ 1.01	$ 1.15	$ 0.95

CPS has never paid cash dividends on our Common Stock. We currently plan to reinvest our earnings, if any, for use in the business and do not intend to pay cash dividends in the foreseeable future. Future dividend policy will depend, among other factors, upon our earnings and financial condition.

Our Common Stock is traded on NASD`s Over-the-Counter Bulletin Board (OTCBB) under the symbol CPSH.

Item 6. Selected Consolidated Financial Data

The following selected financial data of CPS should be read in conjunction with the consolidated financial statements and related notes filed as part of this Annual Report on Form 10-K. Amounts are in thousands except per share amounts.

SELECTED CONSOLIDATED FINANCIAL DATA ($000)
For the Fiscal Year:	2006	2005	2004	2003	2002

Summary of Operations

Product Revenue	$11,908	$7,019	$6,835	$3,969	$4,457
License and Royalty Revenue	--	137	8	25	37
Operating Expenses	10,387	6,834	5,775	3,975	5,241
Operating Income (Loss)	1,520	322	1,068	19	(747)
Other Income (Expense), Net	(30)	(25)	(28)	(38)	13
Net Income (Loss) Before Taxes	1,490	297	1,040	(19)	(734)
Provision (Benefit) for Income Taxes	(288)	10	--	--	--
Net Income (Loss)	1,778	287	1,040	(19)	(734)

Net Income (Loss) Per Basic Common Share	$0.14	$0.02	$0.08	--	($0.06)

Weighted Average Basic Number of Common Shares Outstanding	12,473	12,308	12,293	12,293	12,293

Net Income (Loss) Per Diluted Common Share	$0.14	$0.02	$0.08	--	($0.06)

Weighted Average Diluted Number of Common Shares Outstanding	13,067	12,832	12,761	12,293	12,293

Year-End Position

Working Capital	$2,971	$1,972	$1,660	$856	$580
Total Assets	6,389	3,670	3,246	1,917	1,956
Long-term Obligations	246	312	243	330	418
Stockholders Equity	$4,381	$2,551	$2,242	$1,202	$1,221

SELECTED QUARTERLY FINANCIAL DATA

	First	Second	Third	Fourth
	Fiscal	Fiscal	Fiscal	Fiscal
	Quarter	Quarter	Quarter	Quarter
2006
Total Revenues	$2,507	$2,628	$2,926	$3,847
Gross Margin	$728	$539	$688	$1,319
Net Income	$324	$64	$298	$1,092
Net Income Per Basic and Diluted Common Share	$0.03	$0.01	$0.02	$0.08

2005
Total Revenues	$1,424	$1,790	$1,789	$2,153
Gross Profit	$286	$468	$373	$625
Net Income	($57)	$106	$10	$228
Net Income Per Basic and Diluted Common Share	--	$0.01	--	$0.02

Our results of operations fluctuate from quarter to quarter. The fluctuations are caused by various factors, primarily fluctuations in the timing of customer demand for our products.

Item 7. Management`s Discussion and Analysis of Financial Condition and Results of Operations

This document contains forward-looking statements, based on numerous assumptions and subject to risks and uncertainties. Although we believe that the forward-looking statements are reasonable, we do not and cannot give any assurance that our beliefs and expectations will prove to be correct. Many factors could significantly affect our operations and cause our actual results to be substantially different from our expectations. Those factors include, but are not limited to: (I) general economic and business conditions; (ii) customer acceptance of our products; (iii) materials and manufacturing costs; (iv) the financial condition of customers, competitors and suppliers; (v) technological developments; (vi) increased competition; (vii) changes in capital market conditions; (viii) governmental and business conditions in countries where our products are manufactured and sold; (ix) changes in trade regulations; (x) the effect of acquisition activity; (xi) changes in our plans, strategies, objectives, expectations or intentions; and (xii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission. Actual results might differ materially from results suggested by any forward-looking statements in this report. We do not have an obligation to publicly update any forward-looking statements, whether as a result of the receipt of new information, the occurrence of future events or otherwise.

Overview

We provide advanced material solutions to the electronics, robotics, automotive and other industries.

Our primary advanced material solution is metal matrix composites, a new class of materials which are a combination of metal and ceramic. CPS has a leading, proprietary position in metal matrix composites. Metal matrix composites have several superior properties compared to conventional materials - improved thermal conductivity, thermal expansion matching, stiffness and light weight - which enable higher performance and higher reliability in our customers` products.

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

Our products are custom rather than catalog items. They are made to customers` blueprints and are used as components in systems built and sold by our customers. At any point in time our product mix will consist of some products with on-going production demand, and some products which are in the prototyping or evaluation stages at our customers. We seek to have a portfolio of products which include products in every stage of the technology adoption lifecycle at our customers. Our growth is dependent upon the level of demand for those products already in production, as well as our success in achieving new "design wins" for future products.

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

We believe the underlying demand for metal matrix composites is growing as the electronics and other industries desire higher performance, higher reliability, and reduced costs. We believe that we are well positioned to offer our solutions to current and new customers as these demands grow. In 2006, our top four customers accounted for 78% of revenue, and the remaining 22% of revenue was derived from approximately 37 other customers, many of which bought prototypes in 2006 for evaluation in systems that they will introduce into the market in the future.

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

We have entered into consigned inventory agreements with several customers. For product shipped under consigned inventory agreements, we recognize revenue when the customer notifies us that they have picked the product from the consigned inventory.

Revenue related to license agreements is recognized upon receipt of the license payment or over the license period if we have continuing obligations under the agreement. Advance payments in excess of revenue recognized are recorded as deferred revenue.

Accounts Receivable

We perform ongoing monitoring of the status of our receivables based on the payment history and the credit worthiness of our customers, as determined by a review of their current credit information. Management continuously monitors collections and payments from customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been low and within expectations, there is no guarantee that we will continue to experience the same credit loss rates as in the past. A significant change in the liquidity or financial position of one of our major customers could have a material adverse impact on the collectibility of accounts receivable and future operating results.

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

We have entered into consigned inventory agreements with several customers. For product shipped under consigned inventory agreements, we recognize revenue when the customer notifies us that they have picked the product from the consigned inventory.

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

Income Taxes

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and we establish a valuation allowance to reduce deferred tax assets to an amount which we to be more likely than not realizable. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

Results of Operations

Revenue in 2006 of $11.9 million increased by 66% from revenue in 2005 of $7.2 million. The increased revenue was the result of 1) higher unit shipments in 2006 compared to 2005 for several products in recurring production, 2) new products entering recurring production in 2006, particularly in Q4, and 3) higher prices on certain products in 2006 compared to 2005.

Revenue in 2005 of $7.2 million increased by 5% from 2004 revenue of $6.8 million. The increased revenue was the result of two factors: 1) higher unit shipments in 2005 compared to 2004 offset significantly by lower unit prices for certain high volume products, and 2) recognition of license revenue which was deferred in prior periods.

Operating Costs

Total operating costs were $10.4 million, $6.8 million and $5.8 million for the fiscal years 2006, 2005 and 2004 respectively.

Operating costs increased in 2006 compared to 2005 by $3.6 million or 53% primarily due to increased unit shipments. Total unit shipments in 2006 increased by 17% compared to total unit shipments in 2005. In 2006, material and labor costs increased to support the higher shipment levels.

Operating costs increased in 2005 compared to 2004 by $1.0 million or 18% primarily due to increased unit shipments. Total unit shipments in 2005 increased by 26% compared to total unit shipments in 2004. In 2005, material and labor costs increased to support the higher shipment levels.

Cost of sales for 2006, 2005 and 2004 were $8.6, $5.4 million and $4.6 million respectively. The increase in cost of sales in 2006 compared to 2005 was primarily the result of increases in material and labor costs associated with the increased unit shipments. Likewise, the increase in cost of sales in 2005 compared to 2004 was primarily the result of increases in material and labor costs associated with the increased unit shipments.

Gross margins on product revenue for 2006, 2005 and 2004 were 27.5%, 25% and 33% respectively. The increase in gross margins in 2006 compared to 2005 is primarily the result of improved pricing on several products and fixed costs being spread over a larger sales volume. The reduction in gross margins in 2005 compared to 2004 is primarily the result of lower sales prices in 2005 for certain high volume products.

Selling, general and administrative (SG&A) expenses for 2006, 2005 and 2004 were $1.8 million, $1.4 million and $1.2 million, respectively.

The increase in SG&A in 2006 compared to 2005 is primarily the result of increased compensation costs associated with new hires and commissions paid to sales representatives associated with increased shipments of specific products. The increase in costs in 2005 compared to 2004 is primarily the result of increased commissions paid to sales representatives associated with increased shipments of specific products, and increased legal fees associated with establishing a leasing and credit line and filing a Form S-8 to register stock issued under our 1999 Stock Incentive Plan.

Other Income and Expense, Net

The Company had net other expense of $30 thousand, $25 thousand and $28 thousand for 2006, 2005 and 2004, respectively. These amounts were primarily interest expense for production equipment on capital leases, offset partially by interest income on cash balances.

Income Taxes

The Company recorded an income tax benefit of $288 thousand in 2006 consisting of a deferred tax benefit of $400 thousand resulting from the reduction in the valuation allowance provided on our net operating loss carryforwards based on our estimate of future taxable income offset by $112 thousand of current federal and state tax expense. The federal expense relates to alternative minimum tax. The Company incurred $10 thousand of state tax expense in 2005. There was no federal tax expense in 2005 or 2004 due to the utilization of net operating loss carryforwards. The Company was not subject to the alternative minimum tax prior to 2006 as the Company was considered a small taxpayer exempt under the tax rules.

Certain provisions of the Internal Revenue Code limit the annual utilization of net operating loss carryforwards if a change in ownership as defined, occurs. The Company believes that it did not have an ownership, change as defined through the year ending December 30, 2006; therefore, at December 30, 2006 all net operating loss carryforwards are available to offset future taxable income.

Liquidity and Capital Resources

Cash on hand at year-end 2006 of $518 thousand reflects a 31% decrease from cash on hand at year-end 2005 of $748 thousand. The cash balance declined because during 2006 the Company generated $910 thousand from operations but consumed $954 thousand in purchases of property and equipment and made principal payments of $221 thousand on its lease obligations. The Company received $35 thousand from issuance of common stock in 2006 and $22 thousand in 2005.

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

In May 2006, the Company renewed its $1 million revolving line of credit and increased its lease line with Sovereign Bank to $1 million. The line of credit is secured by the accounts receivable and other assets of the Company. The revolving line of credit has a one-year term although management believes it is likely that Sovereign Bank and the Company will renew the line at the end of the term. In 2006 there were no borrowings under this line of credit.

The $1 million lease line with Sovereign Bank calls for a separate schedule for each item placed on the lease line. As of year-end 2006, the Company had $512 thousand net carrying value of capital equipment financed by the Sovereign lease line, each schedule with a three-year term and a one-dollar buyout at the end of the term.

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

Contractual Obligations

Our contractual obligations at year-end 2006 consist of the following:
Payments Due by Period
	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Capital lease obligations, including interest	$ 569,667	$ 297,879	$ 271,788	None	None
Operating lease obligations	$ 1,200,000	$ 107,500	$ 232,500	$ 247,500	$ 612,500

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Newly Issued Accounting Pronouncements and Future Accounting Changes

On February 15, 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FAS 115." This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS 159 is effective as of the beginning of an entity`s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157 "Fair Value Measurements." The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 159 will have on its consolidated financial statements.

In September 2006 the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The pronouncement is applicable in cases when assets or liabilities are to be measured at fair value. It does not establish new circumstances in which fair value would be used to measure assets or liabilities. The provisions of SFAS No.157 are effective for fiscal years commencing November 15, 2007. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. FIN 48 is effective in fiscal years beginning after December 15, 2006. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. The Company is currently evaluating the potential impact, if any, that the adoption of FIN 48 will have on its consolidated financial statements.

On December 15, 2006 the Securities and Exchange Commission announced that it is has modified reporting requirements for smaller public companies under Section 404 of the Sarbanes-Oxley Act (SOX 404) of 2002. The Commission granted relief to smaller public companies by extending the date by which non-accelerated filers must start providing a report by management assessing the effectiveness of the company`s internal control over financial reporting. The compliance date for these companies was moved from fiscal years ending on or after July 15, 2007, to fiscal years ending on or after December 15, 2007. The Commission also extended the date by which non-accelerated filers must begin to comply with the Section 404(b) requirement to provide an auditor`s attestation report on internal control over financial reporting in their annual reports. This deadline was moved to the first annual report for a fiscal year ending on or after December 15, 2008. The extension requires all non-accelerated filers to complete only the management`s portion of the internal control requirements in their first year of compliance with SOX 404. This modification is intended to provide cost savings and efficiency opportunities to smaller public companies and to assist them as they prepare to comply fully with SOX 404 reporting requirements. The extension will provide these issuers and their auditors an additional year to consider, and adapt to, the changes in Auditing Standard No. 2 that the Commission and the Public Company Accounting Oversight Board intend to make, as well as the guidance for management the Commission has issued, to improve the efficiency of the Section 404(b) auditor attestation report process.

Inflation

Inflation had no material effect on the results of operations or financial condition during 2006, 2005 or 2004. There can be no assurance however, that inflation will not affect our operations or business in the future.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

We are not significantly exposed to the impact of interest rate changes and foreign currency fluctuations. We have not used derivative financial instruments.

Item 8. Financial Statements and Supplementary Data

See Index to the Company`s Financial Statements and the accompanying notes which are filed as part of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. As of the end of our year ended December 30, 2006, an evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that fiscal year, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

(b) Changes in Internal Control Over Financial Reporting. During the year ended December 30, 2006, there were no changes in our internal control structure that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

The Company had no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K that has not been so reported.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Board Members and Executive Officers

Directors of the Company are elected annually and hold office until the next annual meeting of stockholders and until their respective successors are duly elected and qualified. The executive officers of the Company are appointed by the Board of Directors and hold office until their respective successors are duly elected and qualified.

The names of the directors and executive officers of the Company and certain information about them as of December 30, 2006 are listed below.
Name	Age	Position
Grant C. Bennett	52	President, Chief Executive Officer, Treasurer and Director
H. Kent Bowen	65	Director
Francis J. Hughes, Jr.	56	Director

Mr. Grant C. Bennett has held the positions of President, Chief Executive Officer and Director and Treasurer of the Company since September, 1992. Prior to that time, he served as Vice President-Marketing and Sales of the Company from November, 1985 to September, 1992. Before joining CPS, Mr. Bennett was a consultant at Bain & Company, a Boston-based management consulting firm.

Dr. H. Kent Bowen has served as a Professor at Harvard Business School since July, 1992.  Prior to that time, he was a Professor of Engineering at the Massachusetts Institute of Technology (`MIT`) from 1970 to 1992.  Dr. Bowen served as Co-Founder of the Leaders for Manufacturing Program at MIT.  Dr. Bowen has been a Director of the Company since 1984 and served as Chairman of the Board of Directors of the Company from 1984 to August, 1988. Dr. Bowen is also a Director of Align Technology and Allegheny Technologies.

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

Board Independence

The Board has determined that Messrs. Hughes and Bowen are independent as defined in Rule 4200(a)(15) of the National Association of Securities Dealers` listing standards.

Board Meetings and Attendance.

The Board held six meetings during the fiscal year ended December 30, 2006. Each Board member attended more than 75% of the meetings of the Board and of the committees on which he served which were held during the period for which he was a director or committee member.

Committees

The Board has an Audit Committee and a Compensation Committee, but not a Nominating Committee.

Audit Committee

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Francis J. Hughes, Jr. and H. Kent Bowen. The Audit Committee met four times in fiscal 2006.

The Board of Directors has determined that Francis J. Hughes, Jr. is an audit committee financial expert as defined by Item 401(h) of Regulations S-K of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Compensation Committee

Each member of the Compensation Committee is independent as defined in Rule 4200(a)(15) of the National Association of Securities Dealers` listing standards. The Compensation Committee makes recommendations concerning salaries and incentive compensation, awards equity compensation to employees and consultants under our equity incentive plans and otherwise determines compensation levels and performs other functions regarding compensation that are delegated by the Board. The members of the Compensation Committee are H. Kent Bowen and Francis J. Hughes, Jr. The Compensation Committee met two times in fiscal 2006.

Selection of New Directors

The Board does not have a nominating committee. The Board itself is responsible for selecting its own members and recommending them for election by the shareholders.

Shareholder Communication with the Board of Directors

Any shareholder who desires to communicate with the Board, non-management directors as a group, or any individual director, may send a letter addressed to the same, c/o Accounting Manager, CPS Technologies Corporation, 111 South Worcester Street, Chartley, MA 02712. The Accounting Manager has been instructed by the Board to forward such communication directly to the addressee(s) unopened.

Directors` Compensation

The Company adopted the 1999 Stock Incentive Plan ("1999 Plan") on January 22, 1999. Under the terms of the 1999 Plan, all of the Company`s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock awards, or other stock-based awards. In 2006, Dr. Bowen and Mr. Hughes were each granted options to purchase 8,000 shares of the Company`s common stock. All options granted are nonstatutory stock options exercisable at the fair market value of the stock on the date of grant one year from the date of grant, and expire ten years from the date of grant. The 1999 Plan includes provisions for the acceleration of vesting in the event of a change in control of the Company. The Company measures the fair value of the stock awards on the date of grant and the cost is recognized over the requisite service period.

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

Item 11. Executive Compensation

Executive Officer Summary Compensation Table

The following table shows compensation earned during the three most recent fiscal years by our chief executive officer, chief financial officer, and all other officers whose salary and bonus exceeded $100,000. Grant Bennett is both our chief executive officer and chief financial officer. For the purpose of executive compensation and related person disclosure, we refer to these individuals collectively as the Named Executive Officers.

NAMED EXECUTIVE OFFICER SUMMARY COMPENSATION TABLE
Name & Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (see note 1 below)	Non-Equity In-cen-tive Plan Com-pen-sation ($)	Change in Pension Value and Non qualified Deferred Com-pensation Earnings ($)	All Other Com-pen-sation ($)	Total ($)

Grant	2006	$126,742	$70,000	$0	$0	$0	$0	$0	$196,742
Bennett	2005	$127,104	$0	$0	$0	$0	$0	$0	$127,104
	2004	$112,952	$55,000	$0	$0	$0	$0	$0	$167,952

Richard	2006	$104,761	$36,420	$0	$0	$0	$0	$0	$141,181
Adams	2005	$100,829	$0	$0	$0	$0	$0	$0	$100,829
	2004	$ 94,938	$5,000	$0	$25,815	$0	$0	$0	$125,753

1. This is the grant date fair value of options to purchase 40,750 shares of the common stock awarded to Mr. Adams on October 12, 2004 with an exercise price of $0.65, the closing market price as of the previous day.

Change-of-Control Agreements

None of the Named Executive Officers described in the Summary Compensation Table above have entered into a change-of-control agreement with the Company. All options granted to all employees, including the officers listed above, are subject to accelerated vesting in the event of a change of control as described in the option plans.

Stock Option Grants And Exercises

No stock options were granted to Named Executive Officers or any other Company employees in fiscal 2006.

As described above, in fiscal 2006 a total of 16,000 stock options were granted to directors as directors` compensation and 8,000 stock options were granted to a consultant to the Company as compensation for services rendered.

In fiscal 2006 Richard Adams exercised options to purchase 101,250 shares of common stock. These option exercises were from the Company`s 1989 Stock Option Plan.

AGGREGATED OPTION EXERCISES IN FISCAL 2006
AND FISCAL 2006 YEAR END OPTION VALUES FOR
NAMED EXECUTIVE OFFICERS
			Number of Securities Underlying Unexercised Options at December 30, 2006				Value of Unexercised In-the-Money Options at December 30, 2006
Name	Shares Acquired On Exercise (#)	Value Realized ($)	Exer-cisable	Exer-cise Price	Expir-ation Date	Un- exer-cisable	Exer-cisable	Un- exer-cisable

Grant Bennett	0	$0	0	--	--	0	$0	$0

Richard Adams	101,250	$54,675	348,750	$0.30 to $1.25	August 20, 2009 through January 12, 2015	0	$319,737	$0

The value of unexercised in-the-money options is based on the fair market value of our common stock as of December 30, 2006 of $1.50 per share, minus the exercise price, multiplied by the number of shares underlying the option.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of December 30, 2006, with respect to the beneficial ownership of the Company`s Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each Director of the Company, (iii) each Executive Officer of the Company named above in the Summary Compensation Table, and (iv) all Directors and Officers as a group:
Name and Address of Beneficial Owner	Common Stock Beneficially Owned	Notes (1)	Percentage of Shares of Common Stock Outstanding
ARD Master, L.P. 85 Devonshire Street 6th Floor Boston, MA 02109	2,184,789	(2)	17.4%
Waco Partners c/o Wechsler & Co., Inc. 105 South Bedford Road, Suite 30 Mt. Kisco, NY 10549	1,669,980		13.3%
DIRECTORS AND OFFICERS:
Grant C. Bennett Director & Officer	1,591,631		12.7%
Richard W. Adams Vice President Operations and Engineering	421,500	(3)	3.4%
H. Kent Bowen Director	64,000	(4)	*
Francis J. Hughes, Jr. Director	2,248,789	(5)	17.9%
	--------------		---------
All directors and officers as a group (four persons)	4,325,920	(6)	34.1%
	========		=====

*Less than 1% of the total number of outstanding shares of Common Stock.

1. The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, each stockholder referred to above has sole voting and investment power with respect to the shares listed.
2. Consists of 2,184,789 shares owned by ARD Master L.P., Excludes options to purchase 64,000 shares of common stock held by Mr. Hughes.
3. Consist of 72,750 shares owned by Mr. Adams options to purchase 348,750 shares of common stock.
4. Consists of options to purchase 64,000 shares of common stock.
5. Consists of shares described in Footnote 2 above owned by ARD Master, L.P., and options to purchase 64,000 shares of common stock held by Mr. Hughes.
6. Consists of all shares and options to purchase shares described in Footnotes 2, 3 and 4 above, and shares owned by Grant C. Bennett and Richard Adams listed in above table.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who own more than ten percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of the reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 30, 2006, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent stockholders were complied with and no reports or transactions were filed late.

COMPENSATION COMMITTEE REPORT

General

Compensation of our senior executives is determined by the Compensation Committee of the Board, or the Committee. The Committee, comprised entirely of independent directors as defined in Rule 4200(a)(15) of the National Association of Securities Dealers` listing standards, meets to set annual salaries in advance and bonuses for the current year, to review annual goals and to reward outstanding annual performance of executive officers and to grant stock options pursuant to our stock plans. The Committee has considered executive officers` compensation matters at several meetings in 2006. During those meetings, the Committee consulted with senior management, reviewed and approved corporate goals and objectives relevant to compensation matters, evaluated the performance of certain executives and considered, among other factors, third party studies of executive compensation for comparable companies, and the Company`s performance and relative stockholder return. The results of some of the actions taken from those meetings are included under the heading "Executive Officer Compensation" in Form 10-K.

While management may have been present during a part of Committee discussions regarding officers` compensation during the last fiscal year, Committee decisions with respect to the compensation of our Chief Executive Officer and other executives were reached in private session without the presence of any member of management.

Stockholder comments to the Committee are welcomed and should be addressed to the Secretary of the Company at our principal executive office.

Compensation Philosophy

Our primary goal is to align compensation with our business objectives and performance. Our aim is to attract, retain and reward executive officers and other key employees who contribute to our long-term success and to motivate those individuals to enhance long-term stockholder value. To establish this relationship between executive compensation and the creation of stockholder value, the Board has adopted a total compensation package comprised of base salary, bonus and stock option awards. Key elements of this compensation package are:

  We intend to pay competitively with leading companies with which we compete for talent.
  We maintain annual incentive opportunities sufficient to provide motivation to achieve specific operating goals and to generate rewards that are intended to bring total compensation to competitive levels.
  We provide meaningful equity-based incentives for executives and other key employees to ensure that individuals are motivated over the long-term to respond to our business challenges and opportunities as owners and not just as employees.

Base Salary

The Committee reviews each executive officer`s base salary on an annual basis. Among those factors taken into consideration in setting salaries for executives are (1) individual and corporate performance, (2) level of responsibility, (3) prior experience, (4) breadth of knowledge of the industry, and (5) competitive pay practices.

Bonus

We believe that executive performance may be maximized through a system of incentive awards. Toward this end, the Committee adopted several years ago a discretionary cash incentive plan and has paid bonuses some years and not paid bonuses some years. For all cash incentive arrangements, the award earned depends primarily on the extent to which our performance objectives are achieved. Each fiscal year the Committee will review and approve our annual performance objectives and our executive officers` performance. Our objectives consist of operating, strategic and financial goals that are considered to be critical to our overall goal: building stockholder value. For the fiscal year ended December 30, 2006, the Committee had determined that the primary goal in building stockholder value was meeting sales growth and profit targets.

Long-Term Incentives

Our long-term incentive program presently consists of our 1999 Stock Incentive Plan.

Chief Executive Officer Compensation

The annual salary of Mr. Bennett was established by the Committee in 2000 at $132,000 and has not changed since that time. Actual amounts paid for salary in each fiscal year as reported above have deviated from that amount solely due to timing of the biweekly payroll. Several years ago Mr. Bennett recommended to the Committee that no stock options be awarded to him because his stock ownership position already firmly aligned his interests with those of the Company, and the options thereby made available could be awarded to other members of the management team; the Committee accepted Mr. Bennett`s recommendation and since becoming CEO he has not been awarded any options.

Mr. Bennett`s salary and bonus will continue to be evaluated at least annually by the Committee, and any changes will be determined in accordance with the criteria described under the headings "Base Salary," "Bonus," and "Long-Term Incentives" in this report, and otherwise reflect the Committee`s assessment of (1) his performance, (2) his skills in relation to other CEO`s in our industry, (3) its confidence in his ability to lead our continued development, and (4) his broad involvement in our operations.

Certain Tax Considerations

Section 162(m) of the Internal Revenue Code may limit us to a deduction for federal income tax purposes of not more than $1 million of compensation paid to certain executive officers in a taxable year, if considered unreasonable. No employee`s compensation exceeded $1 million and the Committee believes it is highly unlikely any employee`s covered compensation will exceed this amount in the foreseeable future.

Compensation Committee Interlocks and Insider Participation

As discussed in the report above, Grant Bennett our President, Chief Executive Officer and Treasurer, is not a member of the Committee but participated in the deliberations of the Board concerning executive officer compensation, except where the decision directly involved his own compensation package.

From the members of the Compensation Committee:
Francis J. Hughes, Jr.
H. Kent Bowen

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accounting Fees and Services.

Fees paid to the Company`s independent accountants in the last two fiscal years are:

	Wolf & Company PC
	2006	2005
Audit fees	$ 69,000	$ 59,960
	=======	=======

Audit Fees consist of aggregate fees for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal years ended December 30, 2006 and December 31, 2005, respectively.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.
At present, our Audit Committee approves each engagement for audit or non-audit services before we engage Wolf & Company, P.C.(Wolf & Company) to provide those services. Our audit committee has not established any pre-approval policies or procedures that would allow our management to engage Wolf & Company to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by Wolf & Company for fiscal 2006 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

AUDIT COMMITTEE REPORT

Our Audit Committee consists of two independent members of the Board of Directors as defined in Rule 4200(a)(15) of the National Association of Securities Dealers` listing standards.

The primary purpose of the Audit Committee is to assist the Board in fulfilling its responsibility to oversee management`s conduct of our financial reporting process, including the process of preparing the financial reports and other financial information we provide to any governmental or regulatory body, the public or other users thereof, our systems of internal accounting and financial controls, the annual independent audit of our financial statements and our legal compliance and ethics programs as established by management and the Board. Management is responsible for the preparation, presentation, and integrity of our financial statements, accounting and financial reporting principles, internal controls, and procedures designed to ensure compliance with accounting standards, applicable laws and regulations. The independent auditors are responsible for auditing our financial statements and expressing an opinion as to their conformity with generally accepted accounting principles.

The Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 30, 2006 with management. Furthermore, the Audit Committee has discussed with Wolf & Company, our independent auditors for the fiscal year ended December 30, 2006, the matters required to be discussed by Statement on Auditing Standards No. 61. The Audit Committee has received the written disclosures and letter from Wolf & Company required by Independence Standards Board Standard No. 1 and has discussed with Wolf & Company such auditing firm`s independence.

Based on these reviews and discussions, the Audit Committee recommended to the Board that the audited financial statements be included in this, our Annual Report on Form 10-K for the fiscal year ended December 30, 2006
..

The Audit Committee has also recommended to the Board the selection of Wolf & Company as the Company`s independent auditors for the fiscal year ending December 29, 2007, and the Board has approved that recommendation.

From the members of the Audit Committee:
Francis J. Hughes, Jr. (Chairman)
H. Kent Bowen

Part IV

Item 15. Exhibits, Financial Statement Schedules.
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
CPS TECHNOLOGIES CORPORATION
By:	/s/ Grant C. Bennett President March 27, 2007

Pursuant to the Requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Grant C. Bennett	President, Treasurer and Director (Principal Executive Officer)	March 27, 2007
Grant C. Bennett

/s/ H. Kent Bowen	Director	March 27, 2007
H. Kent Bowen

/s/ Francis J. Hughes, Jr.	Director	March 27, 2007
Francis J. Hughes

CPS TECHNOLOGIES CORPORATION
EXHIBIT INDEX
Exhibit No.	Description
3.1*	Restated Certificate of Incorporation of the Company, as amended, is incorporated herein by reference to Exhibit 3 to the Company`s Registration Statement on Form 8-A (File No. 0-16088)
3.2*	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3.2 to the Company`s Registration Statement on Form S-1 (File No. 33-14616)(the `1987 S-1Registration Statement`)
4.1*	Specimen certificate for shares of Common Stock of the Company is incorporated herein by reference to Exhibit 4 to the 1987 S-1 Registration Statement
4.2*	Description of Capital Stock contained in the Restated Certificate of Incorporation of the Company, as amended, filed as Exhibit 3.1
10.4*

Participation Agreement, dated February 14, 1991, between the Company and Sopretac, a French societe anonyme, is incorporated by reference to Exhibit 10.10 to the Company`s Annual Report on Form 10-K for the year ended December 28, 1991

10.5*(1)	Retirement Savings Plan, effective September 1, 1987 is incorporated by reference to Exhibit 10.35 to the Company`s 1989 S-1 Registration Statement
10.21*	1999 Stock Incentive Plan adopted by the Company`s Board of Directors on January 22, 1999
21*	Subsidiaries of the Registrant are incorporated herein by reference to Exhibit 22 to the Company`s Annual Report on Form 10-K for the year ended December 30, 1988
23.1	Consent of Wolf & Company, P.C.
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated herein by reference.

(1) Management Contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OF
CPS TECHNOLOGIES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders,
CPS Technologies Corporation
Chartley, Massachusetts

We have audited the accompanying consolidated balance sheets of CPS Technologies Corporation (formerly known as Ceramics Process Systems Corporation) and subsidiary as of December 30, 2006 and December 31, 2005 and the related consolidated statements of income, stockholders` equity and cash flows for each of the three years in the period ended December 30, 2006. These financial statements are the responsibility of the Corporation`s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CPS Technologies Corporation and subsidiary as of December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2006, in conformity with accounting principles generally accepted in the United States of America

/s/ Wolf & Company, P.C.
Boston, Massachusetts
March 27, 2007

CPS TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
	December 30,	December 31,
	2006	2005
ASSETS	-------------	-------------

Current assets:
Cash and cash equivalents	$ 517,540	$ 747,542
Accounts receivable-trade,
net of allowance for doubtful accounts
of $5,461 as of December 30, 2006 and
December 31, 2005	2,918,156	1,233,088
Inventories	862,027	746,743
Prepaid expenses	34,498	51,706
Deferred taxes	400,000	--
	-------------	-------------
Total current assets	4,732,221	2,779,079
	-------------	-------------
Property and equipment:
Production equipment	4,108,720	3,353,331
Furniture and office equipment	121,349	107,147
	-------------	-------------
Total cost	4,230,069	3,460,478
Accumulated depreciation
and amortization	(2,974,603)	(2,579,575)
Construction in progress	400,965	10,273
	-------------	-------------
Net property and equipment	1,656,431	891,176
	-------------	-------------
Total assets	$6,388,652	$3,670,255
	========	========

(continued)

CPS TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
	December 30,	December 31,
LIABILITIES AND STOCKHOLDERS`	2006	2005
EQUITY	-------------	-------------

Current liabilities:
Accounts payable	$ 981,551	$ 312,829
Accrued expenses	514,586	280,357
Current portion of obligations
under capital leases	265,502	214,054
	-------------	-------------
Total current liabilities	1,761,639	807,240

Obligations under capital
leases less current portion	245,839	311,882
	-------------	-------------
Total liabilities	2,007,478	1,119,122
	-------------	-------------
Stockholders` Equity
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 12,544,842 shares
at December 30, 2006
and 12,349,092 shares at
December 31, 2005	125,449	123,491
Additional paid-in capital	32,729,122	32,679,094
Accumulated deficit	(28,412,562)	(30,190,617)
Less cost of 22,883 common shares repurchased	(60,835)	(60,835)
	-------------	-------------
Total stockholders` equity	4,381,174	2,551,133
	-------------	-------------
Total liabilities and stockholders`
equity	$ 6,388,652	$ 3,670,255
	========	========

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 30, 2006, DECEMBER 31, 2005,
AND DECEMBER 25, 2004
	2006	2005	2004
	------------	------------	------------
Revenues:
Product sales	$ 11,907,701	$ 7,019,130	$ 6,834,787
License and royalty revenue	--	136,720	8,031
	------------	------------	------------
Total revenues	$ 11,907,701	$ 7,155,850	$ 6,842,818

Cost of product sales	8,634,156	5,403,718	4,576,037
	------------	------------	------------
Gross Margin	3,273,545	1,752,132	2,266,781

Selling, general, and
administrative	1,753,326	1,430,161	1,198,795
	------------	------------	------------
Income from operations	1,520,219	321,971	1,067,986

Other expense, net	(30,164)	(24,871)	(27,554)
	------------	------------	------------
Net income before income tax
expense	1,490,055	297,100	1,040,432
Income tax expense (benefit)	(288,000)	10,000	--
	------------	------------	------------
Net income	$ 1,778,055	$ 287,100	$ 1,040,432
	=======	========	=======

Net income per
basic common share	$ 0.14	$ 0.02	$ 0.08

Weighted average number of
basic common shares
outstanding	12,472,778	12,308,193	12,293,209
Net income per
diluted common share	$ 0.14	$ 0.02	$ 0.08
Weighted average number of
diluted common shares
outstanding	13,066,641	12,832,323	12,761,159

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS` EQUITY
FOR THE YEARS ENDED DECEMBER 30, 2006, DECEMBER 31, 2005,
AND DECEMBER 25, 2004
	Common stock
	----------		Additional			Stock-
	Number	Par	Paid-in	Accumulated	Stock	holders`
	of shares	Value	capital	deficit	repurchased	equity
	----------	-----	----------	----------	------	--------
Balance at
December 27, 2003	12,316,092	123,161	32,657,584	(31,518,149)	(60,835)	1,201,761

Net Income	--	--	--	1,040,432	--	1,040,432
	----------	-------	----------	----------	------	--------
Balance at
December 25, 2004	12,316,092	123,161	32,657,584	(30,477,717)	(60,835)	2,242,193

Issuance of common
stock pursuant to
exercise of stock
options	33,000	330	21,510	--	--	21,840

Net Income	--	--	--	287,100	--	287,100
	----------	-------	----------	----------	------	--------
Balance at
December 31, 2005	12,349,092	123,491	32,679,094	(30,190,617)	(60,835)	2,551,133

Share-based compensation expense	--	--	1,751	--	--	1,751

Tax benefit from
share-based
compensation	--	--	15,000	--	--	15,000

Issuance of common
stock pursuant to
exercise of stock
options	195,750	1,958	33,277	--	--	35,235

Net Income	--	--	--	1,778,055	--	1,778,055
	----------	-------	----------	----------	------	--------
Balance at
December 30, 2006	12,544,842	$ 125,449	$ 32,729,122	$ (28,412,562)	$ (60,835)	$ 4,381,174
	=========	=========	===========	===========	=========	=========

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 30, 2006, DECEMBER 31, 2005,
AND DECEMBER 25, 2004
	2006	2005	2004
	---------	---------	---------
Cash flows from operating activities:
Net income	$ 1,778,055	$ 287,100	$ 1,040,432
Adjustments to reconcile net income
to cash provided by operating
activities:
Share-based compensation	16,751	--	--
Depreciation and amortization	395,028	304,824	296,186
Provision for inventory write-down	--	--	(10,000)
(Gain) loss on sale of equipment	--	(2,118)	248
Bad debt expense	--	--	11,000
Deferred taxes	(400,000)	--	--
Changes in operating assets and liabilities:
Accounts receivable - trade	(1,685,068)	78,763	(663,533)
Inventories	(115,284)	(123,648)	(265,400)
Prepaid expenses	17,208	(24,330)	17,808
Accounts payable	668,722	(185,854)	325,381
Accrued expenses	234,229	105,083	59,483
Deferred revenue	--	(133,884)	--
	---------	---------	---------
Net cash provided by operating	$ 909,641	$ 305,936	$ 811,605
activities
	---------	---------	---------
Cash flows from investing activities:
Purchases of property and equipment	(954,369)	(373,253)	(449,112)
Proceeds from sales of property and equipment	--	5,000	2,500
	---------	---------	---------
Net cash used in
investing activities	$ (954,369)	$ (368,253)	$ (446,612)
	---------	---------	---------
Cash flows from financing activities:
Proceeds from equipment lease financing	--	453,315	--
Payment of capital lease obligations	(220,509)	(123,243)	(96,579)
Proceeds from issuance of common
stock	35,235	21,840	--
	---------	---------	---------
Net cash provided by
(used in) financing activities	$ (185,274)	$ 351,912	$ (96,579)
	---------	---------	---------
Net increase(decrease) in cash and cash equivalents	(230,002)	289,595	268,414

Cash and cash equivalents at beginning of year	747,542	457,947	189,533
	---------	---------	---------
Cash and cash equivalents at end of year	$ 517,540	$ 747,542	$ 457,947
	=======	=======	=======
Supplemental cash flow information:
Acquisition of production equipment under capital leases	$ 205,914	--	--
Interest paid	$ 30,164	$ 29,037	$ 29,450

See accompanying notes to financial statements.

CPS Technologies Corporation
Years Ended December 30, 2006, December 31, 2005, and December 25, 2004
Notes to Consolidated Financial Statements

(1) Nature of Business

The Company provides advanced material solutions to the electronics, robotics, automotive and other industries. The Company`s primary advanced material solution is metal matrix composites which are a combination of metal and ceramic. The Company sells into several end markets including the wireless communications infrastructure market, high-performance microprocessor market, motor controller market, and other microelectronic and structural markets.

(2) Summary of Significant Accounting Policies

(2)(a) Principles of Consolidation

The consolidated financial statements include the accounts of CPS Technologies Corporation (the "Company") and its wholly-owned subsidiary, CPS Superconductor Corporation (`CPSS`). All intercompany balances and transactions have been eliminated in consolidation.

In March 2007, CPS Superconductor Corporation was renamed CPS Technologies Corporation, and the parent Company, Ceramics Process Systems Corporation was merged into it. This resulted in the Company assuming the name CPS Technologies Corporation, and Ceramics Process Systems Corporation ceasing to exist.

This merger between entities under common control had no effect on the financial statements of the Consolidated Company.

(2)(b) Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

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

(2)(f) Impairment for Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. Recoverability is assessed based on estimated undiscounted future cash flows. As of December 30, 2006 and December 31, 2005, the Company believes that there has been no impairment of its long-lived assets.

(2)(g) Revenue Recognition

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

The Company has entered into consigned inventory agreements with several customers. For products shipped under consigned inventory agreements, the Company recognizes revenue when the customer notifies the Company that they have picked the product from the consigned inventory.

Revenue related to license agreements is recognized upon receipt of the license payment or over the license period if the Company has continuing obligations under the agreement. Advance payments in excess of revenue recognized are recorded as deferred revenue.

(2)(h) Research and Development Costs

The Company continues to perform product development under prototype manufacturing agreements with customers. In fiscal years 2006, 2005 and 2004 the Company did not incur any costs for research and development and did not perform any externally funded research and development programs beyond these customer prototype manufacturing agreements. Research and development costs, if any, are charged to expense as incurred.

(2)(i) Income Taxes

The Company records deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and the Company establishes a valuation allowance to reduce deferred tax assets to an amount which it believes to be more likely than not realizable. The valuation allowance is based on the Company`s estimates of taxable income by jurisdiction in which it operates and the period over which its deferred tax assets will be recoverable.

(2)(j) Net Income Per Common Share

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

(2)(k) Comprehensive Income

The Company has no items of comprehensive income, and therefore net income is equal to comprehensive income.

(2)(l) Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. FIN 48 is effective in fiscal years beginning after December 15, 2006. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. The Company is currently evaluating the potential impact, if any, that the adoption of FIN 48 will have on its consolidated financial statements.

In September 2006 the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The pronouncement is applicable in cases when assets or liabilities are to be measured at fair value. It does not establish new circumstances in which fair value would be used to measure assets or liabilities. The provisions of SFAS No.157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.

On December 15, 2006 the Securities and Exchange Commission announced that it is has modified reporting requirements for smaller public companies under Section 404 of the Sarbanes-Oxley Act (SOX 404) of 2002. The Commission granted relief to smaller public companies by extending the date by which non-accelerated filers must start providing a report by management assessing the effectiveness of the company`s internal control over financial reporting. The compliance date for these companies was moved from fiscal years ending on or after July 15, 2007, to fiscal years ending on or after December 15, 2007. The Commission also extended the date by which non-accelerated filers must begin to comply with the Section 404(b) requirement to provide an auditor`s attestation report on internal control over financial reporting in their annual reports. This deadline was moved to the first annual report for a fiscal year ending on or after December 15, 2008. The extension requires all non-accelerated filers to complete only management`s portion of the internal control requirements in their first year of compliance with SOX 404. This modification is intended to provide cost savings and efficiency opportunities to smaller public companies and to assist them as they prepare to comply fully with SOX 404 reporting requirements. The extension will provide these issuers and their auditors an additional year to consider, and adapt to, the changes in Auditing Standard No. 2 that the Commission and the Public Company Accounting Oversight Board intend to make, as well as the guidance for management the Commission has issued, to improve the efficiency of the Section 404(b) auditor attestation report process.

On February 15, 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FAS 115." This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS 159 is effective as of the beginning of an entity`s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157 "Fair Value Measurements." The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 159 will have on its consolidated financial statements.

(2)(m) Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses recorded during the reporting period. Significant accounting estimates made by the Company`s management include the valuation of accounts receivable, inventory, and deferred tax assets. Such estimates are adjusted by management periodically as a result of existing or anticipated economic changes which effect, or may effect, the Company`s consolidated financial statements. Actual results could differ from these estimates.

(2)(n) Fiscal Year-End

The Company`s fiscal year end is the last Saturday in December which could result in a 52 or 53 week year. Fiscal years 2006, 2005 and 2004 consisted of 52, 53 and 52 weeks respectively.

(2)(o) Share-Based Payments

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123, "Share-Based Payments (revised 2004)," (SFAS No. 123R) which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). Under SFAS No. 123R, the Company provides an estimate of forfeitures at initial grant date. The Company elected the modified prospective transition method under SFAS No. 123R and accordingly has not restated periods prior to adoption. The Company recognized $1,751 as compensation expense related to stock options granted in 2006.

Prior to the adoption of SFAS No. 123R, the Company followed the accounting treatment prescribed by APB Opinion No. 25, "Accounting for Stock Issued to employees", and related interpretations when accounting for stock-based compensation granted to employees and directors. Accordingly, no compensation expense was recognized for stock option awards because the exercise price of the Company`s stock options equaled or exceeded the market price of the underlying stock on the date of the grant.

The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation in fiscal years 2005 and 2004:
	2005	2004
Net income, as reported	$ 287,100	$ 1,040,432
Total stock-based employee and director compensation expense determined under fair value based method for all awards	(274,267)	(73,358)
	------------	------------
Pro forma net income	$ 12,833	$ 967,074
	======	======
Net income per share: As reported basic and diluted	$ 0.02	$ 0.08
Pro forma - basic and diluted	$ --	$ 0.08

The model and significant assumptions used to estimate the fair value of options are described in Note 5.

In December 2005, the Board of Directors approved a resolution fully vesting all outstanding stock options as of December 20, 2005. The Board of Directors took this action because the Company adopted SFAS No. 123(R) as of fiscal 2006. SFAS No. 123(R) requires expensing stock-based employee compensation. All options outstanding as of December 20, 2005 were accounted for under APB No. 25 and were issued under terms whereby no compensation expense resulted and estimated forfeitures were not considered material. By fully vesting all outstanding options prior to the adoption of SFAS No. 123(R) the Board of Directors ensured the accounting treatment of these options is consistent with their original intent when they issued the options. This accelerated vesting is the primary reason total pro-forma stock-based employee compensation expense determined under the fair value based method for all awards in the table above increased from $73,358 in 2004 to $274,267 in 2005.

(2)(p) Segment Reporting

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

To date, the Company views its operations and manages its business as one segment. We produce and sell advanced material solutions, primarily metal matrix composites, to assemblers of high density electronics and other specialty components and subassemblies. These customers represent a single market or segment for us with similar stringent and well-defined requirements. The Company`s customers, in turn, sell the components and subassemblies which incorporate our products into many different end markets, however, these end markets are two to three levels removed from the Company. The Company makes operating decisions and assesses financial performance only for the Company as a whole and does not make operating decisions or assess financial performance by the end markets which ultimately use our products.

(2)(q) Reclassification

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

(3) Inventories

As of December 30, 2006 and December 31, 2005 inventories consisted of the following:
	2006	2005
Raw materials	$ 149,143	$ 41,486
Work in process	220,644	270,282
Finished goods	492,240	434,975
	-------------	-------------
Total	$ 862,027	$ 746,743
	=======	========

(4) Leases and Commitments

At December 30, 2006, the Company had production equipment with a cost of $1,071,098 and accumulated amortization of $558,804 under capital leases. At December 31, 2005, the Company had production equipment with a cost of $865,184 and accumulated amortization of $357,147 under capital leases.

Future payments required under capital lease obligations are as follows at December 30, 2006:

2007	$ 297,879
2008	206,853
2009	64,935
-------------
Total future minimum lease payments	569,667

Less amount representing interest	58,326
-------------
Present value of net future lease payments	511,341

Less current portion	265,502
-------------
Long-term obligation under capital leases	$ 245,839
=======

The Company entered into a 10-year lease for the Chartley facilities effective on March 1, 2006. The leased facilities comprise approximately 38 thousand square feet. Prior to entering into this lease, the Company was renting a portion of the facilities as a tenant-at-will. Rental expense for operating leases is recognized on a straight-line basis over the term of the lease and was $103 thousand, $94 thousand and $97 thousand for 2006, 2005 and 2004, respectively. Interest expense was $30 thousand, $25 thousand, and $28 thousand for 2006, 2005, and 2004, respectively.

Future minimum rental payments over the terms of the facility lease agreement are approximately as follows:

Fiscal year ending December 31,
2007	$107,500
2008	113,750
2009	118,750
2010	120,000
2011	127,500
Thereafter	612,500
-------------
$1,200,000
=======
  Share-Based Compensation Plans

The Company adopted the 1999 Stock Incentive Plan ("1999 Plan") on January 22, 1999. Under the terms of the 1999 Plan all of the Company`s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock awards, or other stock-based awards. All outstanding options are nonstatutory stock options exercisable at the fair market value of the stock on the date of grant, and expire ten years from the date of grant. The options granted to employees generally vest in equal annual installments over a five-year period. The options granted to directors generally vest one year from date of grant.

Under the 1999 Plan a total of 1,250,000 shares of common stock are available for issuance, of which 186,750 shares remain available for grant as of December 30, 2006.

As of December 30, 2006, the 1999 Plan is the only stock option plan from which awards can be made as all other option plans have expired. The 1989 Stock Option Plan expired on February 22, 1999 and no additional grants can be made from this plan. The 1992 Director Stock Option Plan expired on April 16, 1998 and no additional grants can be made from this plan. A total of 5,000 options granted under the 1989 Stock Option Plan prior to its expiration date were outstanding as of December 30, 2006.

A summary of stock option activity for all of the above plans as of December 30, 2006 and changes during the year ended is presented below:
		Weighted	Weighted
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at
beginning of year	1,305,363	$ 0.58
Granted at
fair market value	24,000	$ 1.50
Exercised	(195,750)	$ 0.18
Forfeited/expired	(65,363)	$ 0.61
	-------------
Outstanding at
end of year	1,068,250	$ 0.67	5.88	$ 884,086
	=======			=======
Options exercisable
at year-end	1,068,250	$ 0.65	5.88	$ 884,086
	=======			=======

The total intrinsic value of options exercised during fiscal years 2006 and 2005 was $189,878 and $19,470, respectively. There were no stock option exercises during fiscal year 2004. As of December 30, 2006, there was $32,264 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans; that cost is expected to be recognized during fiscal year 2007.

Cash received from option exercises under all share-based payment arrangements for the years ended December 30, 2006 and December 31, 2005 was $35,235 and $21,840, respectively. There were no stock option exercises in fiscal year 2004.

The fair value of each option grant under SFAS No. 123(R) is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents the annualized weighted average values of the significant assumptions used to estimate the fair values of the options:
	2006	2005	2004
Risk-free interest rate	4.37%	4.33%	3.03%
Expected life in years	7	7	7
Expected volatility	128%	157%	163%
Expected dividend yield	0	0	0
Weighted average fair value of grants	$ 1.38	$ 1.15	$ 0.62

All options are granted with an exercise price equal to the fair market value of the underlying common stock on the date of grant.

(6) Accrued Expenses

Accrued expenses at December 30, 2006 and December 31, 2005 consist of the following:
	2006	2005
Accrued legal and
accounting	$ 52,685	$ 45,475
Accrued payroll	283,785	207,572
Accrued other	97,450	17,310
Accrued income tax payable	80,666	10,000
	-------------	-------------
	$ 514,586	$ 280,357
	=========	=========

(7) Lines of Credit

In May 2006, the Company renewed a $1 million revolving line of credit and increased its lease-line from $600 thousand to $1 million with Sovereign Bank. The line of credit is secured by the accounts receivable and other assets of the Company, has an interest rate of prime plus one percent (1%) and a one-year term. Under the terms of the agreement, the Company is required to maintain a minimum balance of $100,000 in its operating account with Sovereign Bank. The Company is also subject to certain financial covenants within the terms of the line of credit that require the Company to maintain a targeted rolling four quarter debt service coverage ratio as well as targeted debt to equity and current ratios. At December 30, 2006, the Company was in compliance with these covenants. Management believes it is likely that Sovereign Bank and the Company will renew the line at the end of the term. In 2006, there were no borrowings under this line of credit.

(8) Income Taxes

Components of income tax expense (benefit) for each year are as follows:
	2006	2005	2004
Current
United States:
Federal	$29,000	$ --	$ --
State	83,000	10,000
	-----------------	----------------	----------------
Current income tax provision:	112,000	10,000	--
	-----------------	----------------	----------------
Deferred:
United States:
Federal	(395,200)	--	--
State	(4,800)	--	--
	-----------------	----------------	----------------
Deferred income tax provision	(400,000)	--	--
	-----------------	----------------	----------------
Total	$ (288,000)	$ 10,000	$ --
	=========	=========	=========

Deferred tax assets (liabilities) as of December 30, 2006 and December 31, 2005 are as follows:
	December 30, 2006	December 31, 2005
Deferred Tax Assets:
Net operating loss
carryforwards	$ 2,726,000	$ 3,200,000
Credit carryforwards	78,000	40,000
Inventory	125,000	--
Accrued liabilities	22,000	--
Other	2,000	2,000
	-----------------	-----------------
Gross deferred tax assets	2,953,000	3,242,000
Valuation allowance	(2,552,000)	(3,200,000)
	-----------------	-----------------
Net deferred tax assets	$ 401,000	$ 42,000
	=========	=========

Deferred Tax Liabilities:
Depreciation	(1,000)	(42,000)
	-----------------	-----------------
Gross deferred tax liability	(1,000)	(42,000)
	-----------------	-----------------
Net deferred tax asset	$400,000	$ --
	=========	=========

At December 30, 2006, the Company had net operating loss carryforwards of approximately $8,000,000 available to offset future income for U.S. Federal income tax purposes. These operating loss carryforwards expire in various amounts from 2007 through 2022. During 2006, the Company used approximately $1,340,000 of net operating loss carryforwards. The valuation allowance for deferred tax assets of $2,552,000 and $3,200,000 at December 30, 2006 and December 31, 2005, respectively, relates to the uncertainty of the utilization of certain deferred tax assets, primarily federal net operating loss carryforwards. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires that a valuation allowance be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized.

A summary of the change in the deferred tax asset is as follows:
	2006	2005

Balance at beginning of year	$ --	$ --
Deferred tax benefit	400,000	--
	-----------	------------
Balance at end of year	$ 400,000	$ --
	=======	=======

The income tax benefit for the year ended December 30, 2006 consists of current federal alternative minimum tax, current state income taxes, and a deferred tax benefit resulting from a reduction in the valuation allowance provided on deferred tax assets in the current year. Income tax (benefit) expense is different from the amounts computed by applying the U.S. federal statutory income tax rate of 34 percent to pretax income as a result of the following:
	2006	2005	2004
Tax at statutory
rate	$ 506,600	$ 101,050	$ 353,750
State tax, net
of federal tax benefit	55,000	18,650	65,200

(Benefit) derived from net
deferred tax assets
fully reserved for in prior periods	(449,600)	(109,700)	(418,950)

(Benefit) derived from the
reduction in the valuation
allowance	(400,000)	--	--
	------------	------------	-------------
Total	$ (288,000)	$ 10,000	$ -
	=======	=======	=======

Certain provisions of the Internal Revenue Code limit the annual utilization of net operating loss carryforwards if a change in ownership occurs, as defined. The Company believes that it did not have an ownership change through the period ended December 30, 2006. Therefore, as of year-end 2006 all net operating loss carryforwards should be available to offset future taxable income.

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

(10) Concentrations of Credit Risk, Significant Customers and Geographic Information

Financial instruments which subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. As of December 30, 2006, the Company had cash deposits which exceed the Federal Deposit Insurance Corporation (FDIC) limit of $100,000. The Company maintains such cash deposits in a high credit quality financial institution.

The Company extends credit to customers who consist principally of microelectronics systems companies in the United States, Europe and Asia. The Company generally does not require collateral or other security as a condition of sale rather relying on credit approval, balance limitation and monitoring procedures to control credit risk of trade accounts receivable. Management conducts on-going credit evaluations of its customers, and historically the Company has not experienced any significant credit-related losses with respect to its trade accounts receivable. As of December 30, 2006, the Company had trade accounts receivable due from four customers that accounted for 87% of total trade accounts receivable as of that date. Management believes that any credit risks have been properly provided for in the accompanying financial statements.

Revenues from significant customers as a percentage of total revenues in 2006, 2005 and 2004 were as follows:
	Percent of Total Revenues
Significant Customer	2006	2005	2004
A	22%	43%	42%
B	21%	20%	27%
C	20%	15%	7%
D	15%	5%	7%

The Company`s revenue was derived from the following countries in 2006, 2005 and 2004:
Country	Percent of Total Revenue
	2006	2005	2004
United States of America	78%	79%	84%
Germany	16%	15%	7%
Canada	5%	5%	8%
Other	1%	1%	1%

Many of the Company`s customers based in the United States conduct design, purchasing and payable functions in the United States, but do manufacturing overseas. Revenue generated from shipments made to customers` locations outside the United States accounted for 66%, 71% and 60% of total revenue in 2006, 2005 and 2004, respectively.

All of the Company`s long-lived assets and operations are located in the United States.

(11) Net Income Per Share

The following reconciles the basic and diluted net income per share calculations.
	For the years ended
	Dec. 30,	Dec. 31,	Dec. 25,
	2006	2005	2004
Basic Computation:
Numerator:
Net income	$ 1,778,055	$ 287,100	$ 1,040,432

Denominator:
Weighted average
common shares
outstanding	12,472,778	12,308,193	12,293,209

Basic net income per share	$ 0.14	$ 0.02	$ 0.08

Diluted Computation:
Numerator:
Net income	$1,778,055	$ 287,100	$ 1,040,432

Denominator:
Weighted average
common shares
outstanding	12,472,778	12,308,193	12,293,209
Stock options	593,863	524,130	467,950
	------------	------------	------------

Total shares	13,066,641	12,832,323	12,761,159
	==========	=======	=======
Diluted net income per share	$ 0.14	$ 0.02	$ 0.08

The computation of diluted earnings per common share in 2006, 2005, and 2004 excludes the effect of the potential exercise of options to purchase approximately 33,000 shares, 179,250 shares, 352,750 shares, respectively, because the effect would be anti-dilutive.

(12) Allowance for Doubtful Accounts

Activity in the allowance for doubtful account was as follows for fiscal years 2006, 2005, and 2004:

	2006	2005	2004

Beginning balance	$ 5,461	12,099	1,099

Provision for bad debt	--	--	11,000

Charge-offs	--	6,638	--
	-------------	-------------	-------------
Ending balance	$ 5,461	$5,461	$12,099
	=======	=======	=======