Form 10-Q
period 2007-03-31
CPS TECHNOLOGIES CORP/DE/
filed 2007-05-15
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 31, 2007
or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 0-16088

CPS TECHNOLOGIES CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization	04-2832409 (I.R.S. Employer Identification No.)
111 South Worcester Street Norton MA (Address of principal executive offices)	02766-2102 (Zip Code)

(508) 222-0614
Registrants Telephone Number, including Area Code:

CERAMICS PROCESS SYSTEMS CORPORATION
111 South Worcester Street
Chartley, MA 02712-0338

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
[ ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of May 10, 2007: 12,546,959

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORPORATION
Consolidated Balance Sheets (Unaudited)
(continued on next page)
	March 31,	December 30,
	2007	2006
ASSETS	-------------	-------------

Current assets:
Cash and cash equivalents	$ 730,908	$ 517,540
Accounts receivable-trade
net of allowance for doubtful accounts
of $5,461	1,881,949	2,918,156
Inventories	1,345,960	862,027
Prepaid expenses	39,964	34,498
Deferred Taxes	400,000	400,000
	-------------	-------------
Total current assets	4,398,781	4,732,221
	-------------	-------------
Property and equipment:
Production equipment	4,432,789	3,902,806
Furniture and office equipment	123,953	121,349
Leasehold improvements	297,560	205,914
	-------------	-------------
Total cost	4,854,302	4,230,069
Accumulated depreciation
and amortization	(3,079,260)	(2,974,603)
Construction in progress	322,381	400,965
	-------------	-------------
Net property and equipment	2,097,423	1,656,431
	-------------	-------------
Total Assets	$ 6,496,204	$ 6,388,652
	=========	=========

See accompanying notes to consolidated financial statements.

CPS TECHNOLOGIES CORPORATION
Consolidated Balance Sheets (Unaudited)
(continued)
LIABILITIES AND STOCKHOLDERS`	March 31,	December 30,
EQUITY	2007	2006
	-------------	-------------
Current liabilities:
Accounts Payable	$ 631,546	$ 981,551
Accrued Expenses	416,808	514,586
Current portion of obligations
under capital leases	331,888	265,502
	-------------	-------------
Total current liabilities	1,380,242	1,761,639

Obligations under capital
leases less current portion	368,362	245,839
	-------------	-------------
Total liabilities	1,748,604	2,007,478
	-------------	-------------
Stockholders` equity:
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 12,569,842 shares at March 31, 2007
and 12,544,842 shares at December 31, 2006	125,699	125,449
Additional paid-in capital	32,755,333	32,729,122
Accumulated deficit	(28,072,597)	(28,412,562)
Less cost of 22,883 common shares
repurchased	(60,835)	(60,835)
	-------------	-------------
Total stockholders` equity	4,747,600	4,381,174
	-------------	-------------
Total liabilities and stockholders`
equity	$ 6,496,204	$ 6,388,652
	==========	==========

See accompanying notes to consolidated financial statements.

CPS TECHNOLOGIES CORPORATION
Consolidated Statements of Operations (Unaudited)
	Fiscal Quarters Ended
	March 31,	April 1,
	2007	2006
	-----------	------------
Total revenue	3,140,353	2,506,824

Cost of product sales	2,252,359	1,778,111
	------------	------------
Gross Margin	887,994	728,713

Selling, general, and
administrative expense	505,945	372,729
	------------	------------
Operating income	382,049	355,984

Other income(expense), net	(22,884)	(6,935)
	------------	------------
Net income before income tax
expense	359,165	349,049
Income tax expense	19,200	25,232
	------------	------------
Net income	$339,965	$323,817
	============	============
Net income per
basic common share	$ 0.03	$ 0.03
	------------	------------

Weighted average number of
basic common shares
outstanding	12,526,080	12,329,193
	============	============
Net income per
diluted common share	$ 0.03	$ 0.03
	------------	------------
Weighted average number of
diluted common shares
outstanding	13,170,813	12,878,825
	============	============

See accompanying notes to consolidated financial statements.

CPS TECHNOLOGIES CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
	Fiscal Quarters Ended
	March 31,	April 1,
	2007	2006
	---------	---------

Cash flows from operating activities:
Net income	$339,965	$323,817
Adjustments to reconcile net income
to cash provided by
operating activities:
Depreciation & amortization	104,658	77,529
Share-based compensation	10,169	--
Tax benefit from stock options	3,242	--

Changes in operating assets and liabilities:
Accounts receivable trade	1,036,207	(349,959)
Inventories	(483,933)	42,191
Prepaid expenses	(5,466)	(29,637)
Accounts payable	(350,005)	71,580
Accrued expenses	(97,778)	(15,654)
	---------	---------
Net cash provided by operating	557,059	119,867
activities
	---------	---------
Cash flows from investing activities:
Purchases of property and equipment	(302,667)	(182,802)
	---------	---------
Net cash used in investing
activities	(302,667)	(182,802)
	---------	---------
Cash flows from financing activities:
Payment of capital lease obligations	(54,074)	(58,433)
Proceeds from issuance of common stock	13,050	24,434
	---------	---------
Net cash used by
financing activities	(41,024)	(33,999)
	---------	---------
Net increase (decrease) in cash and cash equivalents	213,368	(96,934)
Cash and cash equivalents at beginning of period	517,540	747,542
	---------	---------
Cash and cash equivalents at end of period	$ 730,908	$ 650,608
	=========	=========
Supplemental cash flow information:
Acquisition of machinery under capital leases	$ 242,983	$ --
Cash paid for taxes	$ 120,000	$ 17,000
Interest paid	$ 23,414	$ 6,935

See accompanying notes to consolidated financial statements.

CPS TECHNOLOGIES CORPORATION
Notes to Consolidated Financial Statement
(Unaudited)

(1) Nature of Business

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

The accompanying financial statements are unaudited. In the opinion of management, the unaudited consolidated financial statements of CPS reflect all normal recurring adjustments which are necessary to present fairly the financial position and results of operations for such periods.

The Company`s balance sheet at December 30, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant`s Annual Report on Form 10-K for the year ended December 30, 2006.

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

The following table presents the calculation of both basic and diluted EPS:
	For periods ended
	March 31,	April 1,
	2007	2006
	------------	------------
Basic EPS Computation:
Numerator:
Net income	$ 339,965	$ 323,817

Denominator:
Weighted average
Common shares
Outstanding	12,526,080	12,329,193

Basic EPS	$ 0.03	$ 0.03

Diluted EPS Computation:
Numerator:
Net income	339,965	323,817

Denominator:
Weighted average
Common shares
Outstanding	12,526,080	12,329,193
Stock options	644,733	549,632

Total Shares	13,170,813	12,878,825

Diluted EPS	$ 0.03	$ 0.03

(4) Share-Based Payments

The Company maintains a stock incentive plan (the "Plan"), which is described more fully in Note 5 to the consolidated financial statements in the 2006 Annual Report filed on for 10-K. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123, "Share-Based Payments (revised 2004)," (SFAS No. 123R) which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). Under SFAS No. 123R, the Company provides an estimate of forfeitures at initial grant date. The Company elected the modified prospective transition method under SFAS No. 123R and accordingly has not restated periods prior to adoption. There were no shares granted under the Plan during the quarter ended March 31, 2007 and April 1, 2006. During the quarter ended March 31, 2007, the Company recognized $10,169 as shared-based compensation expense related to previously granted shares under the Plan. There was no share-based compensation expense recognized during the quarter ended April 1, 2006.

(5) Inventories

Inventories consist of the following:
	March 31,	December 30,
	2007	2006
	-------------	-------------
Raw materials	$ 188,080	$ 149,143
Work in process	296,795	220,644
Finished goods	861,085	492,240
	-----------	-----------

Inventories	$ 1,345,960	$ 862,027
	=======	=======

(6) Accrued Expenses

Accrued expenses consist of the following:
	March 31,	December 30,
	2007	2006
	-------------	-------------

Accrued legal and accounting	$ 51,885	$ 52,685
Accrued payroll	300,823	283,785
Accrued other	64,100	97,450
Accrued income tax payable	--	80,666
	------------	------------
	$ 416,808	$ 514,586
	=======	=======

(7) Line of Credit and Equipment Lease Facility Agreements

In April 2005, the Company entered into line of credit and equipment lease agreements with Sovereign Bank. The line of credit is a revolving credit facility allowing the Company to borrow up to 80% of eligible accounts receivable, up to a maximum of $1 million, subject to the Company complying with certain covenants. The line of credit has a one year term and has been extended to May 2008. As of March 31, 2007 there were no borrowings under the line of credit.

The equipment lease facility allows the Company to lease up to $1 million of eligible capital equipment from Sovereign Bank. As of March 31, 2007, the Company has leased capital equipment with a net carrying value of $902 thousand from Sovereign Bank under the lease facility agreement.

(8) Income Taxes

At December 30, 2006, the Company had approximately $8,000,000 of net operating loss carryforwards available to offset income for U.S. Federal income tax purpose. The Company has established a valuation allowance against this and its other deferred tax assets.

The Company recorded a tax provision of $7,200 for federal income taxes for the quarter ended March 31, 2007. This provision is based on the federal corporate alternative minimum tax rate rather than the statutory graduated tax rates. The Company believes it will be able to use net operating loss carryforwards to offset federal taxes, other than the corporate alternative minimum tax, in fiscal 2007.

The Company reduced the valuation allowance against deferred tax assets at the end of 2006 resulting in a deferred tax asset account of $400,000 on the Company`s Consolidated Balance Sheet as of year-end 2006. The Company will continue to consider the need and amount of the valuation allowance against the deferred tax assets based upon its ongoing assessment of historical and projected taxable income.

The Company recorded a tax provision of $12,000 for state income taxes during the quarter ended March 31, 2007.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in this report and the Company`s Annual Report on Form 10-K for the year ended December 30, 2006.

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

Critical Accounting Policies

The critical accounting policies utilized by the Company in preparation of the accompanying consolidated financial statements are set forth in Part II, Item 7 of the Company`s Annual Report on Form 10-K for the year ended December 30, 2006, under the heading "Management`s Discussion and Analysis of Financial Condition and Results of Operations". There have been no material changes to these policies since December 30, 2006.

Overview

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

Results of Operations for the First Fiscal Quarter of 2007 (Q1 2007) Compared to the First Fiscal Quarter of 2006 (Q1 2006)

Total revenue was $3,140 thousand in Q1 2007, a 25% increase from revenue of $2,507 thousand in Q1 2006. The increase in revenues came from higher demand for existing products, primarily from higher demand for flip-chip heat spreaders which entered serial production in the second half of 2006. Demand for baseplates used in cellular telephone basestations declined primarily due to demand for this product surging in Q4 2006 as a result of customers` specific contractual deadlines.

In addition, in Q1 2007 the Company achieved several design wins for flip-chip heat spreaders, motor controller baseplates and other products which management believes will generate growth in the future. In Q1 2007 the Company was active in working with several first-tier automotive suppliers in the development and production qualification of motor controller baseplates for hybrid vehicle applications, both trucks and cars. Management believes that as some or all of these specific products enter serial production they will generate meaningful growth for the Company in the future.

Total operating expenses in Q1 2007 were $2,758 thousand, a 28% increase from total operating expenses in Q1 2006 of $2,151 thousand. Cost of product sales in Q1 2007 were $2,252 thousand, a 27% increase from cost of product sales in Q1 2006 of $1,778 thousand. Cost of product sales increased primarily as a result of increased unit shipments. The gross profit on product sales in Q1 2007 was 28% compared to gross profit on product sales in Q1 2006 of 29% This slight decrease in gross profit is primarily the result of product mix changes.

Selling, general and administrative (SG&A) expenses were $506 thousand in Q1 2007, a 35% increase from SG&A expenses of $373 thousand in Q1 2006. The increase in SG&A expenses is primarily the result of higher commissions paid to sales representatives, higher sales promotion expenses, higher fees for external accounts and higher legal fees primarily related to the Company`s name change in Q1 2007.

Liquidity and Capital Resources

The Company`s cash and cash equivalents at March 31, 2007 were $731 thousand compared to cash and cash equivalents at December 30, 2006 of $518 thousand, an increase of $213 thousand or 41%.

Accounts receivable declined to $1,882 thousand at March 31, 2007 from $2,918 thousand at December 30, 2006. This change reflects lower revenues in Q1 2007 compared to Q4 2006 as well as timing of collections. The accounts receivable balance at March 31, 2007 and December 30, 2006 is net of allowance for doubtful accounts of $5 thousand.

Inventories increased to $1,346 thousand at March 31, 2007 from $862 thousand at December 30, 2006. Raw materials inventory increased primarily due to purchased components used in the Company`s hermetic packaging product line; work-in-process inventory increased to support higher unit shipments, and finished goods inventory increased 75% primarily due to increased inventory being held at customers` locations on consignment. This inventory is shipped under existing purchase orders and per customers` requests.

The Company financed its working capital during Q1 2007 and with existing cash balances and funds generated by operations. The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2007 from these same sources.

The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company`s ability to achieve its business objectives.

Contractual Obligations

In April 2005, the Company entered line of credit and equipment lease agreements with Sovereign Bank. The line of credit is a revolving credit facility allowing the Company to borrow up to 80% of eligible accounts receivable, up to a maximum of $1 million, subject to the Company complying with certain covenants. The line of credit has a one-year term. Immediately prior to expiring in April 2006 the term was extended to May 2006, and then in May the term was extended for one year to May 2007. As of March 31, 2007 there were no borrowings under the line of credit. In May 2007 the Company received a renewal extending the term to May 2008.

The equipment lease facility allows the Company to lease up to $1 million of eligible capital equipment. As of March 31, 2007, the Company has leased capital equipment with a carrying value of $902 thousand under the lease facility agreement.

As of March 31, 2007 production equipment included $322 thousand of construction in progress, and in addition, the Company had outstanding commitments to purchase $84 thousand of production equipment. The Company intends to finance production equipment in construction in progress and outstanding commitments under the lease agreement with existing cash balances and funds generated by operations.

In July 2006 the Company entered into a lease for its current operating facilities of approximately 37,520 square feet of rentable space located on approximately seven acres at its current site in Norton, MA. The term of the lease is ten years. The lease is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities. The Company also has an option to buy the property and a first right of refusal during the term of the lease. Annual rental payments are $100 thousand in year one increasing to $150 thousand in year ten.

The Company`s contractual obligations at March 31, 2007 consist of the following:
		Payments Due by Period
		Remaining in	FY 2008 -	FY 2011 -	FY 2014 and
	Total	FY 2007	FY 2010	FY 1013	beyond
Capital lease obligations including interest	$ 769,995	$291,259	$ 478,736	$ --	$ --
Purchase commitments for production equipment	$ 84,090	$ 84,090	$ --	$ --	$ --
Operating lease obligation for facilities at 111 South Worcester Street, Norton, MA.	$1,175,000	$ 82,500	$ 352,500	$ 405,000	$ 335,000

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

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS
 None.

ITEM 1A RISK FACTORS
 There have been no material changes to the risk factors as discussed in our 2006 Form 10-K

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

Exhibit 32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

  Reports on Form 8-K

On March 15, 2007 the Company filed a report on Form 8-K relating to the announcement of its name change from Ceramics Process Systems Corporation to CPS Technologies Corporation as presented in a press release dated March 15, 2007.

On March 29, 2007 the Company filed a report on Form 8-K relating to the announcement of its stock symbol changing from CPSX to CPSH as presented in a press release dated March 27, 2007, and related to the announcement of its financial results for the year ended December 30, 2006 as presented in a press release dated March 28, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPS TECHNOLOGIES CORPORATION
(Registrant)

Date: May 14, 2007
/s/ Grant C. Bennett
Grant C. Bennett
President