Form 10-Q
period 2007-06-30
CPS TECHNOLOGIES CORP/DE/
filed 2007-08-08
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 2007
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
[ ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of July 10, 2007: 12,546,959.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORPORATION
Consolidated Balance Sheets (Unaudited)
(continued on next page)
	June 30,	December 30,
	2007	2006
ASSETS	-------------	-------------

Current assets:
Cash and cash equivalents	$ 509,281	$ 517,540
Accounts receivable-trade
net of allowance for doubtful accounts
of $5,461	2,154,862	2,918,156
Inventories	1,471,037	862,027
Prepaid expenses	52,858	34,498
Deferred Taxes	400,000	400,000
	-------------	-------------
Total current assets	4,588,038	4,732,221
	-------------	-------------
Property and equipment:
Production equipment	4,709,665	3,902,806
Furniture and office equipment	211,984	121,349
Leasehold improvements	332,218	205,914
	-------------	-------------
Total cost	5,253,867	4,230,069
Accumulated depreciation
and amortization	(3,198,033)	(2,974,603)
Construction in progress	181,746	400,965
	-------------	-------------
Net property and equipment	2,237,580	1,656,431
	-------------	-------------
Total Assets	$ 6,825,618	$ 6,388,652
	=========	=========

See accompanying notes to consolidated financial statements.

CPS TECHNOLOGIES CORPORATION
Consolidated Balance Sheets (Unaudited)
(continued)
LIABILITIES AND STOCKHOLDERS`	June 30,	December 30,
EQUITY	2007	2006
	-------------	-------------
Current liabilities:
Accounts Payable	$ 682,167	$ 981,551
Accrued Expenses	450,800	514,586
Current portion of obligations
under capital leases	375,850	265,502
	-------------	-------------
Total current liabilities	1,508,817	1,761,639

Obligations under capital
leases less current portion	422,215	245,839
	-------------	-------------
Total liabilities	1,931,032	2,007,478
	-------------	-------------
Stockholders` equity:
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 12,569,842 shares at June 30, 2007
and 12,544,842 shares at December 31, 2006	125,699	125,449
Additional paid-in capital	32,770,455	32,729,122
Accumulated deficit	(27,940,733)	(28,412,562)
Less cost of 22,883 common shares
repurchased	(60,835)	(60,835)
	-------------	-------------
Total stockholders` equity	4,894,586	4,381,174
	-------------	-------------
Total liabilities and stockholders`
equity	$ 6,825,618	$ 6,388,652
	==========	==========

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Statements of Operations (Unaudited)
	Fiscal Quarters Ended		Six month Periods Ended
	July 30,	July 1,	July 30,	July 1,
	2007	2006	2007	2006
	------------	------------	------------	------------
Product sales	$ 3,067,042	$ 2,628,020	$ 6,207,395	$ 5,134,844

Cost of product sales	2,423,716	2,089,319	4,676,075	3,867,432
	------------	------------	------------	------------
Gross Margin	643,326	538,701	1,531,320	1,267,412

Selling, general, and
administrative expense	492,908	459,311	998,852	832,039
	------------	------------	------------	------------
Operating income	150,418	79,390	532,468	435,373

Other income(expense), net	(12,946)	(8,825)	(35,831)	(15,759)
	------------	------------	------------	------------
Net income before income tax
expense	137,472	70,565	496,637	419,614
Income tax expense	5,608	6,704	24,808	31,936
	------------	------------	------------	------------
Net income	$131,864	$63,861	$471,829	$387,678
	=========	=========	=========	=========
Net income per
basic common share	$ 0.01	$ 0.01	$ 0.04	$ 0.03
	------------	------------	------------	------------

Weighted average number of
basic common shares
outstanding	12,546,959	12,518,003	12,536,519	12,423,598
	=========	=========	=========	=========
Net income per
diluted common share	$ 0.01	$ 0.00	$ 0.04	$ 0.03
	------------	------------	------------	------------
Weighted average number of
diluted common shares
outstanding	13,376,040	13,131,799	13,273,426	13,005,312
	=========	=========	=========	=========

See accompanying notes to consolidated financial statements.

CPS TECHNOLOGIES CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
	Six-Month Period Ended
	June 30,	July 1,
	2007	2006
	---------	---------

Cash flows from operating activities:
Net income	$471,829	$387,678
Adjustments to reconcile net income
to cash provided by
operating activities:
Depreciation & amortization	232,083	156,336
Share-based compensation	25,291	--
Tax benefit from stock options	3,242	--

Changes in operating assets and liabilities:
Accounts receivable trade	763,294	(374,427)
Inventories	(609,010)	61,457
Prepaid expenses	(18,360)	(7,515)
Accounts payable	(299,385)	142,346
Accrued expenses	(63,785)	108,797
	---------	---------
Net cash provided by operating	505,199	474,672
activities
	---------	---------
Cash flows from investing activities:
Purchases of property and equipment	(387,517)	(368,306)
	---------	---------
Net cash used in investing
activities	(387,517)	(368,306)
	---------	---------
Cash flows from financing activities:
Payment of capital lease obligations	(138,991)	(109,262)
Proceeds from issuance of common stock	13,050	35,236
	---------	---------
Net cash used by
financing activities	(125,941)	(74,026)
	---------	---------
Net increase (decrease) in cash and cash equivalents	(8,259)	32,340
Cash and cash equivalents at beginning of period	517,540	747,542
	---------	---------
Cash and cash equivalents at end of period	$ 509,281	$ 779,882
	=========	=========
Supplemental cash flow information:
Acquisition of machinery under capital leases	$ 425,715	$ --
Cash paid for taxes	$ 120,000	$ 17,000
Interest paid	$ 37,094	$ 15,759

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

The following table presents the calculation of both basic and diluted EPS:
	Quarters Ended		Six-Month Periods Ended
	June 30,	July 01,	June 30,	July 01,
	2007	2006	2007	2006
	------------	------------	------------	------------
Basic EPS Computation:
Numerator:
Net income	$ 131,864	$ 63,861	$ 471,829	$ 387,678

Denominator:
Weighted average
Common shares
Outstanding	12,546,959	12,518,003	12,536,519	12,423,598

Basic EPS	$ 0.01	$ 0.01	$ 0.04	$ 0.03

Diluted EPS Computation:
Numerator:
Net income	131,864	63,861	471,829	387,678

Denominator:
Weighted average
Common shares
Outstanding	12,546,959	12,518,003	12,536,519	12,423,598
Dilutive effect of Stock options	829,081	613,796	736,907	581,714

Total Shares	13,376,040	13,131,799	13,273,426	13,005,312

Diluted EPS	$ 0.01	$ 0.00	$ 0.04	$ 0.03

(4) Share-Based Payments

The Company maintains a stock incentive plan (the "Plan"), which is described more fully in Note 5 to the consolidated financial statements in the 2006 Annual Report filed on Form10-K. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123, "Share-Based Payments (revised 2004)," (SFAS No. 123R) which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). Under SFAS No. 123R, the Company provides an estimate of forfeitures at initial grant date. The Company elected the modified prospective transition method under SFAS No. 123R and accordingly has not restated periods prior to adoption. There were no shares granted under the Plan during the quarters ended June 30, 2007 and July 1, 2006. During the three and six months ended June 30, 2007, the Company recognized $15,122 and $25,281 respectively as shared-based compensation expense related to previously granted shares under the Plan. There was no share-based compensation expense recognized during the quarter ended July 1, 2006.

(5) Inventories

Inventories consist of the following:
	June 30,	December 30,
	2007	2006
	-------------	-------------
Raw materials	$ 184,384	$ 149,143
Work in process	357,639	220,644
Finished goods	929,014	492,240
	-----------	-----------

Inventories	$ 1,471,037	$ 862,027
	=======	=======

(6) Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 30,
	2007	2006
	-------------	-------------

Accrued legal and accounting	$ 38,970	$ 52,685
Accrued payroll	315,165	283,785
Accrued other	96,665	97,450
Accrued income tax payable	--	80,666
	------------	------------
	$ 450,800	$ 514,586
	=======	=======

(7) Line of Credit and Equipment Lease Facility Agreements

In April 2005, the Company entered into line of credit and equipment lease agreements with Sovereign Bank. The line of credit is a revolving credit facility allowing the Company to borrow up to 80% of eligible accounts receivable, up to a maximum of $1 million, subject to the Company complying with certain covenants. The line of credit has a one year term and has been extended to May 2008. As of June 30, 2007 there were no borrowings under the line of credit.

The equipment lease facility allows the Company to lease up to $1.5 million of eligible capital equipment from Sovereign Bank. As of June 30, 2007, the Company has leased capital equipment with a net carrying value of $1,084 thousand from Sovereign Bank under the lease facility agreement.

(8) Income Taxes

At December 30, 2006, the Company had approximately $8,000,000 of net operating loss carryforwards available to offset income for U.S. Federal income tax purpose. The Company has established a valuation allowance against this and its other deferred tax assets.

The Company recorded a tax provision of $2,733 and $9,933 for federal income taxes for the three and six months ended June 30, 2007, respectively. This provision is based on the federal corporate alternative minimum tax rate rather than the statutory graduated tax rates. The Company believes it will be able to use net operating loss carryforwards to offset federal taxes, other than the corporate alternative minimum tax, in fiscal 2007.

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

The Company recorded a tax provision of $2,875 and $14,875 for state income taxes during the three and six months ended June 30, 2007.

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

Results of Operations for the Second Fiscal Quarter of 2007 (Q2 2007) Compared to the Second Fiscal Quarter of 2006 (Q2 2006)

Total revenue was $3,067 thousand in Q2 2007, a 17% increase from revenue of $2,628 thousand in Q2 2006. Revenue growth was strongest in lids and heat spreaders, revenue from baseplates used in motor controllers also increased while revenue from cellular telephone basestations declined.

In addition, in Q2 2007 the Company achieved several design wins, particularly for baseplates used in motor controllers. In Q2 2007 the Company was active in working with several first-tier automotive suppliers in the development and production qualification of motor controller baseplates for hybrid vehicle applications, both trucks and cars. Management believes that as some or all of these specific products enter serial production they will generate meaningful growth for the Company in the future.

Total operating expenses in Q2 2007 were $2,917 thousand, a 14% increase from total operating expenses in Q2 2006 of $2,549 thousand. Cost of product sales in Q2 2007 were $2,424 thousand, a 16% increase from cost of product sales in Q2 2006 of $2,089 thousand. Cost of product sales increased primarily as a result of increased unit shipments. The gross profit on product sales in Q2 2007 of approximately 21% essentially remained constant compared to gross profit on product sales in Q2 2006.

Selling, general and administrative (SG&A) expenses were $493 thousand in Q2 2007, a 7% increase from SG&A expenses of $459 thousand in Q2 2006. The increase in SG&A expenses is primarily the result of higher commissions paid to sales representatives, higher sales promotion expenses, higher fees for external professional services and higher legal fees primarily related to the Company`s name change in Q2 2007.

Results of Operations for First Six Months 2007 Compared to First Six Months of 2006

Total revenue was $6,207 thousand in the first six months of 2007, a 21% increase from total revenue of $5,135 thousand in the first six months of 2006. The increase in revenues came primarily from higher demand for existing products and secondarily from demand for new products which entered production in the first six months of 2006. The largest increase in demand was for lids and heatspreaders for application-specific integrated circuits; demand also increased for baseplates used in motor controllers.

Total operating expenses in the first six months of 2007 were $5,675 thousand, a 21% increase from total operating expenses of $4,699 thousand in the first six months of 2006. Cost of product sales in the first six months of 2007 were $4,676 thousand, a 21% increase from cost of product sales of $3,867 thousand in the first six months of 2006. Cost of product sales increased primarily as a result of increased unit shipments. Gross profit on product sales in the first six months of 2007 was 25% compared with gross profit on product sales of 25% in the first six months of 2006. This gross profit margin remained constant.

Selling, general and administrative (SG&A) expenses were $999 thousand in the first six months of 2007, a 20% increase from SG&A expenses of $832 thousand in the first six months of 2006. The increase in SG&A expenses is primarily the result of accruing for benefits paid pursuant to a severance agreement, higher commissions paid to sales representatives and higher sales promotion expenses and higher salary costs associated with increased personnel additions in the sales function.

Liquidity and Capital Resources

The Company`s cash and cash equivalents at June 30, 2007 were $509 thousand compared to cash and cash equivalents at December 30, 2006 of $518 thousand, a decrease of $9 thousand or 2%.

Accounts receivable declined to $2,156 thousand at June 30, 2007 from $2,918 thousand at December 30, 2006. This change reflects a timing of shipments and collections. The accounts receivable balance at June 30, 2007 and December 30, 2006 is net of allowance for doubtful accounts of $5 thousand.

Inventories increased to $1,471 thousand at June 30, 2007 from $862 thousand at December 30, 2006. Raw materials inventory increased primarily due to purchased components used in the Company`s hermetic packaging product line; work-in-process inventory increased to support higher unit shipments; and finished goods inventory increased 89% primarily due to increased inventory being held at customers` locations on consignment. This inventory is shipped under existing purchase orders and per customers` requests.

The Company financed its working capital during Q2 2007 and the six months ended June 30, 2007 with existing cash balances and funds generated by operations. The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2007 from these same sources.

The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company`s ability to achieve its business objectives.

Contractual Obligations

In April 2005, the Company entered line of credit and equipment lease agreements with Sovereign Bank. The line of credit is a revolving credit facility allowing the Company to borrow up to 80% of eligible accounts receivable, up to a maximum of $1 million, subject to the Company complying with certain covenants. The line of credit has a one-year term. In Q2 the term was extended to May 2008. As of June 30, 2007 there were no borrowings under the line of credit.

The equipment lease facility allows the Company to lease up to $1.5 million of eligible capital equipment. As of June 30, 2007, the Company has leased capital equipment with a carrying value of $1,084 thousand under the lease facility agreement.

As of June 30, 2007 production equipment included $182 thousand of construction in progress, and in addition, the Company had outstanding commitments to purchase $18 thousand of production equipment. The Company intends to finance production equipment in construction in progress and outstanding commitments under the lease agreement with existing cash balances and funds generated by operations.

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

The Company`s contractual obligations at June 30, 2007 consist of the following:
		Payments Due by Period
		Remaining in	FY 2008 -	FY 2011 -	FY 2014 and
	Total	FY 2007	FY 2010	FY 1013	beyond
Capital lease obligations including interest	$ 879,365	$221,546	$ 657,819	$ --	$ --
Purchase commitments for production equipment	$ 18,400	$ 18,400	$ --	$ --	$ --
Operating lease obligation for facilities at 111 South Worcester Street, Norton, MA.	$1,150,000	$ 55,000	$ 353,000	$ 407,000	$ 335,000

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

Exhibit 32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

  Reports on Form 8-K

On August 8, 2007 the Company filed a report on Form 8-K relating to the announcement of its financial results for the quarter ended June 30, 2007 as presented in a press release dated August 7, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPS TECHNOLOGIES CORPORATION
(Registrant)

Date: August 8, 2007
/s/ Grant C. Bennett
Grant C. Bennett
President