Form 10-Q
period 2007-09-29
CPS TECHNOLOGIES CORP/DE/
filed 2007-11-13
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 29, 2007
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
[ ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of November 09, 2007: 12,546,959.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORPORATION
Consolidated Balance Sheets (Unaudited)
(continued on next page)
	September 29,	December 30,
	2007	2006
ASSETS	-------------	-------------

Current assets:
Cash and cash equivalents	$ 486,306	$ 517,540
Accounts receivable-trade
net of allowance for doubtful accounts
of $5,461	2,183,532	2,918,156
Inventories	1,402,221	862,027
Prepaid expenses	32,191	34,498
Deferred Taxes	400,000	400,000
	-------------	-------------
Total current assets	4,504,250	4,732,221
	-------------	-------------
Property and equipment:
Production equipment	4,709,665	3,902,806
Furniture and office equipment	211,984	121,349
Leasehold improvements	332,218	205,914
	-------------	-------------
Total cost	5,253,867	4,230,069
Accumulated depreciation
and amortization	(3,314,048)	(2,974,603)
Construction in progress	245,318	400,965
	-------------	-------------
Net property and equipment	2,185,137	1,656,431
	-------------	-------------
Total Assets	$ 6,689,387	$ 6,388,652
	=========	=========

See accompanying notes to consolidated financial statements.

CPS TECHNOLOGIES CORPORATION
Consolidated Balance Sheets (Unaudited)
(continued)
LIABILITIES AND STOCKHOLDERS`	September 29,	December 30,
EQUITY	2007	2006
	-------------	-------------
Current liabilities:
Accounts Payable	$ 487,089	$ 981,551
Accrued Expenses	376,380	514,586
Current portion of obligations
under capital leases	358,098	265,502
	-------------	-------------
Total current liabilities	1,221,567	1,761,639

Obligations under capital
leases less current portion	344,350	245,839
	-------------	-------------
Total liabilities	1,565,917	2,007,478
	-------------	-------------
Stockholders` equity:
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 12,569,842 shares at September 29, 2007
and 12,544,842 shares at December 30, 2006	125,699	125,449
Additional paid-in capital	32,774,401	32,729,122
Accumulated deficit	(27,715,795)	(28,412,562)
Less cost of 22,883 common shares
repurchased	(60,835)	(60,835)
	-------------	-------------
Total stockholders` equity	5,123,470	4,381,174
	-------------	-------------
Total liabilities and stockholders`
equity	$ 6,689,387	$ 6,388,652
	==========	==========

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Statements of Operations (Unaudited)
	Fiscal Quarters Ended		Nine month Periods Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	------------	------------	------------	------------
Product sales	$ 3,082,329	$ 2,925,694	$ 9,289,724	$ 8,060,538

Cost of product sales	2,279,054	2,237,664	6,955,129	6,105,096
	------------	------------	------------	------------
Gross Margin	803,275	688,030	2,334,595	1,955,442

Selling, general, and
administrative expense	544,642	364,645	1,543,494	1,196,684
	------------	------------	------------	------------
Operating income	258,633	323,385	791,101	758,758

Other income(expense), net	(14,424)	(7,179)	(50,255)	(22,938)
	------------	------------	------------	------------
Net income before income tax
expense	244,209	316,206	740,846	735,820
Income tax expense	19,271	18,147	44,079	50,083
	------------	------------	------------	------------
Net income	$224,938	$298,059	$696,767	$685,737
	=========	=========	=========	=========
Net income per
basic common share	$ 0.02	$ 0.02	$ 0.06	$ 0.06
	------------	------------	------------	------------

Weighted average number of
basic common shares
outstanding	12,546,959	12,521,959	12,539,999	12,456,385
	=========	=========	=========	=========
Net income per
diluted common share	$ 0.02	$ 0.02	$ 0.05	$ 0.05
	------------	------------	------------	------------
Weighted average number of
diluted common shares
outstanding	13,344,888	13,151,877	13,297,247	13,054,167
	=========	=========	=========	=========

See accompanying notes to consolidated financial statements.

CPS TECHNOLOGIES CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
	Nine-Month Period Ended
	September 29,	September 30,
	2007	2006
	---------	---------

Cash flows from operating activities:
Net income	$696,767	$685,737
Adjustments to reconcile net income
to cash provided by
operating activities:
Depreciation & amortization	339,446	273,110
Share-based compensation	29,237	--
Tax benefit from stock options	3,242	--

Changes in operating assets and liabilities:
Accounts receivable trade	734,624	(583,590)
Inventories	(540,194)	(25,281)
Prepaid expenses	2,307	11,050
Accounts payable	(494,462)	171,097
Accrued expenses	(138,206)	58,363
	---------	---------
Net cash provided by operating	632,761	590,486
activities
	---------	---------
Cash flows from investing activities:
Purchases of property and equipment	(442,457)	(437,227)
	---------	---------
Net cash used in investing
activities	(442,457)	(437,227)
	---------	---------
Cash flows from financing activities:
Payment of capital lease obligations	(234,608)	(158,879)
Proceeds from issuance of common stock	13,050	35,236
	---------	---------
Net cash used by
financing activities	(221,558)	(123,643)
	---------	---------
Net increase (decrease) in cash and cash equivalents	(31,234)	29,616
Cash and cash equivalents at beginning of period	517,540	747,542
	---------	---------
Cash and cash equivalents at end of period	$ 486,306	$ 777,158
	=========	=========
Supplemental cash flow information:
Acquisition of machinery under capital leases	$ 425,715	$ 205,914
Cash paid for taxes	$ 150,298	$ 27,862
Interest paid	$ 51,627	$ 22,938

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

The following table presents the calculation of both basic and diluted EPS:
	Quarters Ended		Nine-Month Periods Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	------------	------------	------------	------------
Basic EPS Computation:
Numerator:
Net income	$ 224,938	$ 298,059	$ 696,767	$ 685,737

Denominator:
Weighted average
Common shares
Outstanding	12,546,959	12,521,959	12,539,999	12,456,385

Basic EPS	$ 0.02	$ 0.02	$ 0.06	$ 0.06

Diluted EPS Computation:
Numerator:
Net income	224,938	298,059	696,767	685,737

Denominator:
Weighted average
Common shares
Outstanding	12,546,959	12,521,959	12,539,999	12,456,385
Dilutive effect of Stock options	797,929	629,918	757,248	597,782

Total Shares	13,344,888	13,151,877	13,297,247	13,054,167

Diluted EPS	$ 0.02	$ 0.02	$ 0.05	$ 0.05

(4) Share-Based Payments
The Company maintains a stock incentive plan (the "Plan"), which is described more fully in Note 5 to the consolidated financial statements in the 2006 Annual Report filed on Form10-K. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123, "Share-Based Payments (revised 2004)," (SFAS No. 123R) which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). Under SFAS No. 123R, the Company provides an estimate of forfeitures at initial grant date. The Company elected the modified prospective transition method under SFAS No. 123R and accordingly has not restated periods prior to adoption. There were no shares granted under the Plan during the quarters ended September 29, 2007 and September 30, 2006. During the three and nine months ended September 29, 2007, the Company recognized $ 3,946 and $ 29,237 respectively as shared-based compensation expense related to previously granted shares under the Plan. There was no share-based compensation expense recognized during the three or nine months ended September 30, 2006.

(5) Inventories

Inventories consist of the following:
	September 29,	December 30,
	2007	2006
	-------------	-------------
Raw materials	$ 228,239	$ 149,143
Work in process	367,119	220,644
Finished goods	806,863	492,240
	-----------	-----------

Inventories	$ 1,402,221	$ 862,027
	=======	=======

(6) Accrued Expenses

Accrued expenses consist of the following:
	September 29,	December 30,
	2007	2006
	-------------	-------------

Accrued legal and accounting	$ 58,462	$ 52,685
Accrued payroll	195,003	283,785
Accrued other	122,915	97,450
Accrued income tax payable	--	80,666
	------------	------------
	$ 376,380	$ 514,586
	=======	=======

(7) Line of Credit and Equipment Lease Facility Agreements
In April 2005, the Company entered into line of credit and equipment lease agreements with Sovereign Bank. The line of credit is a revolving credit facility allowing the Company to borrow up to 80% of eligible accounts receivable, up to a maximum of $1 million, subject to the Company complying with certain covenants. The line of credit has a one year term and has been extended to May 2008. As of September 29, 2007 there were no borrowings under the line of credit.

The equipment lease facility allows the Company to lease up to $1.5 million of eligible capital equipment from Sovereign Bank. As of September 29, 2007, the Company has leased capital equipment with a net carrying value of $1,084 thousand from Sovereign Bank under the lease facility agreement.

(8) Income Taxes
At December 30, 2006, the Company had approximately $8,000,000 of net operating loss carryforwards available to offset income for U.S. Federal income tax purpose. The Company has established a valuation allowance against this and its other deferred tax assets.

The Company recorded a tax provision of $4,884 and $14,817 for federal income taxes for the three and nine months ended September 29, 2007, respectively. This provision is based on the federal corporate alternative minimum tax rate rather than the statutory graduated tax rates. The Company believes it will be able to use net operating loss carryforwards to offset federal taxes, other than the corporate alternative minimum tax, in fiscal 2007.

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

The Company recorded a tax provision of $14,387 and $29,262 for state income taxes during the three and nine months ended September 29, 2007.

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

Like plastics 80 years ago, this new class of materials will penetrate many end markets over many years. CPS management believes our business model of providing advanced material solutions to a portfolio of high growth end markets, which are, at any point in time, in various stages of the technology adoption lifecycle, provides CPS with the opportunity for sustained growth and a diversified customer base. We believe we have validated this model as we are now supplying customers at all stages of the technology adoption lifecycle.

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

Results of Operations for the Third Fiscal Quarter of 2007 (Q3 2007) Compared to the Third Fiscal Quarter of 2006 (Q3 2006)

Total revenue was $3,082 thousand in Q3 2007, a 5% increase from revenue of $2,926 thousand in Q3 2006. Revenue from baseplates for cellular telephone basestations declined quite significantly but this decline was offset by revenue growth in lids and heat spreaders and revenue growth from baseplates used in motor controllers. A major customer of baseplates for cellular telephone basestations notified us in Q2 that they would be shifting production from a company factory to a contract manufacturer during Q3 and there would be interruptions in demand. Once this transition has been completed, demand will resume.

Total operating expenses in Q3 2007 were $2,824 thousand, a 9% increase from total operating expenses in Q3 2006 of $2,602 thousand. Cost of product sales in Q3 2007 were $2,279 thousand, a 2% increase from cost of product sales in Q3 2006 of $2,238 thousand. Cost of product sales increased due to changes in product mix and increased labor costs due to increased headcount. The gross profit on product sales in Q3 2007 was 26% compared to gross profit on product sales in Q3 2006 of 24%. The gross margin increased due to change in product mix.

Selling, general and administrative (SG&A) expenses were $545 thousand in Q3 2007, a 49% increase from SG&A expenses of $365 thousand in Q3 2006. The increase in SG&A expenses is primarily the result of higher commissions paid to sales representatives due to shifts in product mix. Income tax expense for state income taxes was slightly higher in Q3 2007 compared to Q3 2006 because income was higher.

Results of Operations for First Nine Months 2007 Compared to First Nine Months of 2006

Total revenue was $9,290 thousand in the first nine months of 2007, a 15% increase from total revenue of $8,061 thousand in the first nine months of 2006. Demand for most products, except baseplates for cellular telephone basestations increased in the first nine months of 2007 compared to the same period a year ago. Increased demand in lids and heat spreaders resulted primarily from new products which went into production in the second half of 2006 and demand continued to build in 2007.

Total operating expenses in the first nine months of 2007 were $8,499 thousand, a 16% increase from total operating expenses of $7,302 thousand in the first nine months of 2006. Cost of product sales in the first nine months of 2007 were $6,955 thousand, a 14% increase from cost of product sales of $6,105 thousand in the first nine months of 2006. Cost of product sales increased primarily as a result of increased unit shipments. Gross profit on product sales in the first nine months of 2007 was 25% compared with gross profit on product sales of 24% in the first nine months of 2006. This gross profit margin remained fairly constant. Selling, general and administrative (SG&A) expenses were $1,543 thousand in the first nine months of 2007, a 29% increase from SG&A expenses of $1,197 thousand in the first nine months of 2006. The increase in SG&A expenses is primarily the result of higher commissions paid to sales representatives, higher sales promotion expenses and higher salary costs associated with increased personnel additions in the sales function.

Liquidity and Capital Resources

The Company`s cash and cash equivalents at September 30, 2007 were $486 thousand compared to cash and cash equivalents at December 30, 2006 of $518 thousand, a decrease of $32 thousand or 6%. To support future anticipated growth, the Company made in Q3 and is continuing to make investments in capital equipment and process improvements as cash balances allow. The 6% decline in cash balances results from the timing of payments associated with capital equipment purchases and expenses related to process improvements. The Company expects that the quarter-end cash balance will continue to fluctuate in future quarters for the same reasons.

Accounts receivable declined to $2,184 thousand at September 29, 2007 from $2,918 thousand at December 30, 2006. This change reflects the timing of shipments and collections in the quarter; there has been no significant change in days sales outstanding. The accounts receivable balance at September 29, 2007 and December 30, 2006 is net of allowance for doubtful accounts of $5 thousand.

Inventories increased to $1,402 thousand at September 29, 2007 from $862 thousand at December 30, 2006. Raw materials inventory increased primarily due to purchased components used in the Company`s hermetic packaging product line; work-in-process inventory increased to support higher unit shipments; and finished goods inventory increased due to increased inventory being held at customers` locations on consignment. This inventory is shipped under existing purchase orders and per customers` requests. Consigned inventories increased to $582 thousand at September 29, 2007 from $427 thousand at December 30, 2006.

The Company financed its working capital during Q3 2007 and the nine months ended September 29, 2007 with existing cash balances and funds generated by operations. The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2007 from these same sources.

The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company`s ability to achieve its business objectives.

Contractual Obligations

In April 2005, the Company entered line of credit and equipment lease agreements with Sovereign Bank. The line of credit is a revolving credit facility allowing the Company to borrow up to 80% of eligible accounts receivable, up to a maximum of $1 million, subject to the Company complying with certain covenants. The line of credit has a one-year term. In the second quarter of 2007 the term was extended to May 2008. As of September 29, 2007 there were no borrowings under the line of credit.

The equipment lease facility allows the Company to lease up to $1.5 million of eligible capital equipment. As of September 29, 2007, the Company has leased capital equipment with a carrying value of $1,084 thousand under the lease facility agreement.

As of September 29, 2007 production equipment included $245 thousand of construction in progress, and in addition, the Company had outstanding commitments to purchase $27 thousand of production equipment. The Company intends to finance production equipment in construction in progress and outstanding commitments under the lease agreement with existing cash balances and funds generated by operations.

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

The Company`s contractual obligations at September 29, 2007 consist of the following:
		Payments Due by Period
		Remaining in	FY 2008 -	FY 2011 -	FY 2014 and
	Total	FY 2007	FY 2010	FY 1013	beyond
Capital lease obligations including interest	$ 769,215	$111,396	$ 657,819	$ --	$ --
Purchase commitments for production equipment	$ 26,826	$ 26,826	$ --	$ --	$ --
Operating lease obligation for facilities at 111 South Worcester Street, Norton, MA.	$1,123,000	$ 28,000	$ 353,000	$ 407,000	$ 335,000

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

Exhibit 32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

  Reports on Form 8-K

On November 13, 2007 the Company filed a report on Form 8-K relating to the announcement of its financial results for the quarter ended September 29, 2007 as presented in a press release dated November 12, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPS TECHNOLOGIES CORPORATION
(Registrant)

Date: November 13, 2007
/s/ Grant C. Bennett
Grant C. Bennett
President