Form 10-K
period 2007-12-29
CPS TECHNOLOGIES CORP/DE/
filed 2008-03-28
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 29, 2007
or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the transition period from to

Commission file number: 0-16088

CPS TECHNOLOGIES CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-2832509 (I.R.S. Employer Identification No.)
111 South Worcester Street Norton, MA (Address of principal executive offices)	02712-0338 (Zip Code)

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
[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant`s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [ ] Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act
[ ] Yes [X] No

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was $12,597,725 based on the average of the reported closing bid and asked prices for the Common Stock as of the last business day of the registrant`s most recently completed second fiscal quarter as reported on the OTC Bulletin Board.

Number of shares of Common Stock outstanding as of March 27, 2008: 12,551,959 shares.

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

CPS also assembles housings and packages for hybrid circuits. These housings and packages may include components made of metal-matrix composites; they may include components made of more traditional materials such as aluminum, copper-tungsten, etc.

Like plastics several decades ago, we believe metal-matrix composites will penetrate many end markets over many years. CPS management believes our business model of providing advanced material solutions to a portfolio of high growth end markets which are, at any point in time, in various stages of the technology adoption lifecycle, provides CPS with the opportunity for sustained growth and a diversified customer base. We believe we have validated this model as we are now supplying customers at all stages of the technology adoption lifecycle.

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

Concurrently, CPS is participating in certain end markets that are at an earlier stage of the adoption lifecycle. Management believes these end markets will generate additional growth longer-term. An example of such an end market is motor controllers for hybrid automotives and trucks; CPS has been supplying prototypes into this end market for several years. Management believes that several of the programs for which we are selling prototypes will enter volume production in the future, at least one most likely within the next fiscal year.

We are also actively working with customers in end markets at the beginning stages of the adoption lifecycle. Two examples include robotics components where the greater stiffness-to- weight ratio of metal matrix composites allows a significant performance improvement,and armor where CPS` hybrid armor technology has the potential for greater multi-hit capability, lighter weight and lower costs.

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

Specific Markets and Products

Lids and Heat Spreaders for High-Performance Microprocessors, Application-Specific Integrated Circuits and Other Integrated Circuits ("Flip-chip Applications")

Increases in speed, circuit density, and the number of connections in microprocessor chips (CPUs) and application-specific integrated circuits (ASICs) are accelerating a transition in the way in which these circuits are packaged. Packages provide mechanical protection to the integrated circuit (IC), enable the IC to be connected to other circuits via pins, solder bumps or other connectors, and allow attachment of a heat sink or fan to ensure the IC does not overheat. In the past most high-performance ICs were electrically connected to the package by fine wires in a process known as wire bonding. Increasingly high-performance semiconductors are connected to the package by placing metal bumps on the connection points of the die, turning the die upside down in the package, and directly connecting the bumps on the die with corresponding bumps on the package base by reflowing the bumps. This is referred to as a "flip-chip package". Flip chip packages allow for connection of a larger number of leads in a smaller space, and can provide other electrical performance advantages compared to wire bonded packages.

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

Today our primary products for IGBT applications are used in electric trains, subway cars and wind-generating turbines. In the future we believe hybrid automobiles and electric automobiles will be very important markets for us.

Customers

We sell primarily to major microelectronics systems houses in the United States, Europe and Asia. Our customers typically purchase prototype and evaluation quantities of our products over a one to three year period before purchasing production volumes.

In 2007, our four largest customers accounted for 24%, 22%, 11% and 9% of revenues, respectively. In 2006, our four largest customers accounted for 22%, 21%, 20% and 15% of total revenues, respectively. In 2005, our four largest customers accounted for 43%, 20%, 15% and 5% of total revenues, respectively.

In 2007, 93% of our revenues were derived from commercial applications and 7% from defense-related applications; In 2006 and 2005, 98% of our revenues were derived from commercial applications and 2% from defense-related applications.

Research and Development

We continue to perform product development under prototype manufacturing agreements with customers. In fiscal 2007, 2006 and 2005 the Company did not incur any costs for research and development and did not perform any externally funded research and development programs beyond these customer prototype manufacturing agreements. Research and development costs, if any, are charged to expense as incurred.

Availability of Raw Materials

We use a variety of raw materials from numerous domestic and foreign suppliers. These materials are primarily aluminum ingots, ceramic powders and chemicals. The raw materials we use are available from domestic and foreign sources and none is believed to be scarce or restricted for national security reasons.

Patents and Trade Secrets

As of December 29, 2007, we had 13 United States patents and one United States patent pending. We also have several international patents covering the same subject matter as the U.S. patents. Our licensees have rights to use certain patents as defined in their respective license agreements. As of December 29, 2007, none of our licensees are producing products under license agreements signed previously, and we do not expect the license agreements in place to generate additional license revenues in the future.

We intend to continue to apply for domestic and foreign patent protection in appropriate cases. In other cases, we believe we are better served by reliance on trade secret protection. In all cases, we seek protection for our technological developments to preserve our competitive position.

Backlog and Contracts

As of December 29, 2007, we had a product backlog of approximately $6.4 million compared with a product backlog of approximately $3.9 million as of December 30, 2006. We shipped 100% of the year-end 2006 product backlog in 2007.

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

Government Regulation

We produce non-nuclear, non-medical hazardous waste in our development and manufacturing operations. The disposal of such waste is governed by state and federal regulations. Various customers, vendors, and collaborative development agreement partners of CPS may reside abroad, thereby possibly requiring export and import of raw materials, intermediate products, and finished products, as well as potential technology transfer abroad under collaborative development agreements. These types of activities are regulated by bureaus within the Departments of Commerce, State and Treasury.

Employees

As of December 29, 2007, we had 130 full-time employees and 5 part-time employees, of whom 124 were engaged in manufacturing and engineering and 11 in sales and administration. We also employ temporary employees as needed to support production and program requirements.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

All of our manufacturing, engineering, sales and administrative operations are located in a leased facility in Norton, Massachusetts. The Company entered into a 10-year lease for the Norton facilities effective on March 1, 2006. The leased facilities comprise approximately 38 thousand square feet. Prior to entering into this lease, the Company was renting a portion of the facilities as a tenant-at-will. Our rental expense for operating leases was $109 thousand, $103 thousand and $94 thousand for 2007, 2006 and 2005, respectively.

Item 3. Legal Proceedings.

We are not a party to any litigation which could have a material adverse effect on us or on our business and we are not aware of any pending or threatened material litigation against us.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 29, 2007.

Part II

Item 5. Market for Registrant`s Common Stock and Related Stockholder Matters.

On December 29, 2007, we had approximately 850 shareholders. The high and low closing bid prices of our common stock for each quarter during the years ended December 29, 2007 and December 30, 2006 are shown below.

	2007		2006
	High	Low	High	Low
1st Quarter	$ 2.95	$ 1.45	$ 1.25	$ 0.72
2nd Quarter	$ 4.00	$ 2.30	$ 1.95	$ 1.01
3rd Quarter	$ 3.75	$ 2.30	$ 1.90	$ 1.27
4th Quarter	$ 2.90	$ 2.05	$ 1.79	$ 1.01

CPS has never paid cash dividends on our Common Stock. We currently plan to reinvest our earnings, if any, for use in the business and do not intend to pay cash dividends in the foreseeable future. Future dividend policy will depend, among other factors, upon our earnings and financial condition.

Our Common Stock is traded on NASD`s Over-the-Counter Bulletin Board (OTCBB) under the symbol CPSH.OB

Item 6. Selected Financial Data

The following selected financial data of CPS should be read in conjunction with the financial statements and related notes filed as part of this Annual Report on Form 10-K. Amounts are in thousands except per share amounts.

SELECTED FINANCIAL DATA ($000)
For the Fiscal Year:	2007	2006	2005	2004	2003

Summary of Operations

Product Revenue	$12,447	$11,908	$7,019	$6,835	$3,969
License and Royalty Revenue	--	--	137	8	25
Operating Expenses	11,496	10,387	6,834	5,775	3,975
Operating Income (Loss)	950	1,520	322	1,068	19
Other Income (Expense), Net	(60)	(30)	(25)	(28)	(38)
Net Income (Loss) Before Taxes	890	1,490	297	1,040	(19)
Provision (Benefit) for Income Taxes	(58)	(288)	10	--	--
Net Income (Loss)	949	1,778	287	1,040	(19)

Net Income (Loss) Per Basic Common Share	$0.08	$0.14	$0.02	$0.08	--

Weighted Average Basic Number of Common Shares Outstanding	12,543	12,473	12,308	12,293	12,293

Net Income (Loss) Per Diluted Common Share	$0.07	$0.14	$0.02	$0.08	--

Weighted Average Diluted Number of Common Shares Outstanding	13,299	13,067	12,832	12,761	12,293

Year-End Position

Working Capital	3,549	$2,971	$1,972	$1,660	$856
Total Assets	7,007	6,389	3,670	3,246	1,917
Long-term Obligations	274	246	312	243	330
Stockholders Equity	$5,406	$4,381	$2,551	$2,242	$1,202

SELECTED QUARTERLY FINANCIAL DATA

	First	Second	Third	Fourth
	Fiscal	Fiscal	Fiscal	Fiscal
	Quarter	Quarter	Quarter	Quarter
2007
Total Revenues	$3,140	$3,067	$3,082	$3,157
Gross Margin	$888	$643	$803	$766
Net Income	$340	$132	$225	$252
Net Income Per Basic and Diluted Common Share	$0.03	$0.01	$0.02	$0.02

2006
Total Revenues	$2,507	$2,628	$2,926	$3,847
Gross Margin	$728	$539	$688	$1,319
Net Income	$324	$64	$298	$1,092
Net Income Per Basic Common Share	$0.03	$0.01	$0.02	$0.09
Net Income Per Diluted Common Share	$0.03	$0.01	$0.02	$0.08

Our results of operations fluctuate from quarter to quarter. The fluctuations are caused by various factors, primarily fluctuations in the timing of customer demand for our products. Quarterly data may not sum to annual data due to rounding.

Item 7. Management`s Discussion and Analysis of Financial Condition and Results of Operations

This document contains forward-looking statements, based on numerous assumptions, subject to risks and uncertainties. Although we believe that the forward-looking statements are reasonable, we do not and cannot give any assurance that our beliefs and expectations will prove to be correct. Many factors could significantly affect our operations and cause our actual results to be substantially different from our expectations. Those factors include, but are not limited to: (I) general economic and business conditions; (ii) customer acceptance of our products; (iii) materials and manufacturing costs; (iv) the financial condition of customers, competitors and suppliers; (v) technological developments; (vi) increased competition; (vii) changes in capital market conditions; (viii) governmental and business conditions in countries where our products are manufactured and sold; (ix) changes in trade regulations; (x) the effect of acquisition activity; (xi) changes in our plans, strategies, objectives, expectations or intentions; and (xii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission. Actual results might differ materially from results suggested by any forward-looking statements in this report. We do not have an obligation to publicly update any forward-looking statements, whether as a result of the receipt of new information, the occurrence of future events or otherwise.

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

We believe the underlying demand for metal matrix composites is growing as the electronics and other industries desire higher performance, higher reliability, and reduced costs. We believe that we are well positioned to offer our solutions to current and new customers as these demands grow. In 2007 our top four customers accounted for 66% of revenue and the remaining 34% of revenue was derived from approximately 45 customers. In 2006, our top four customers accounted for 78% of revenue, and the remaining 22% of revenue was derived from approximately 37 other customers.

Application of Critical Accounting Policies

Management prepares our financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Our significant accounting policies are presented within Note 2 to the financial statements; the significant accounting policies which management believes are most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

We recognize revenue in accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 104 which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured.

Our shipping terms are customarily FOB shipping point. Revenues for products sold in the normal course of business are recognized upon shipment when delivery terms are FOB shipping point and all other revenue recognition criteria have been met.

We have entered into consigned inventory agreements with several customers. For product shipped under consigned inventory agreements, we recognize revenue when the customer notifies us that they have picked the product from the consigned inventory. Of the total finished goods inventory of $885,680 at December 29, 2007, $370,883 was located at the Company`s facility in Norton, Massachusetts and $514,797 was located at customers` locations pursuant to consigned inventory agreements. Of the total finished goods inventory of $492,240 at December 30, 2006, $68,554 was located at the Company`s facility in Norton, Massachusetts and $423,686 was located at customers` locations pursuant to consigned inventory agreements.

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

We follow a build to order business model; we manufacture product to ship against specific purchase orders, only rarely do we manufacture product in advance of anticipated purchase orders. In addition, 100% of our products are custom, meaning they are produced to a customer`s blueprint and generally cannot be used for any other purpose. Purchase orders generally have cancellation provisions which vary from customer to customer, but which can result occasionally in CPS producing product which the customer is not obligated to purchase. However, once a product has gone into production most customer orders are recurring and order cancellations are very rare therefore no reserve is needed for obsolete inventory.

The level of inventory fluctuates for several reasons. Some customers place a blanket purchase order and then request that we maintain certain inventory levels so we can ship immediately upon receiving a shipment release from them. In other cases we may deliberately produce product for which the customers` shipment dates are in the future to more efficiently schedule production resources. Many customers provide us with forecasts and our inventory levels may fluctuate as we adjust production schedules to changes in customer forecasts.

In determining inventory value we use the first-in, first-out method and state inventory at the lower of cost or market. As a result of the fact that our inventory is customer specific, if a customer order is cancelled it is likely that we would be unable to sell inventory manufactured to meet that order to another customer. Likewise, if we did manufacture product in advance of anticipated purchase orders and those orders did not materialize, it is likely that we would be unable to sell that inventory to another customer. The value of our work in process and finished goods is based on the assumption that specific customers will take delivery of specific items of inventory.

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

Income Taxes

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and we establish a valuation allowance to reduce deferred tax assets to an amount which we believe to be more likely than not realizable. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

Results of Operations

Revenue in 2007 of $12.4 million increased by 5% from revenue in 2006 of $11.9 million. The increase in demand in 2007 was the net effect of increases in demand for baseplates for motor controllers and certain heat sinks for integrated circuits in the first half of their life cycle, offset by lower demand for certain heat sinks for integrated circuits and baseplates for cellular telephone applications which are in the last half of their life cycle.

Revenue in 2006 of $11.9 million increased by 66% from 2005 revenue of $7.2 million. This increased revenue was the result of higher unit shipments, particularly for heat sinks for integrated circuits, various new products entering production in 2006, particularly in Q4, and higher prices on certain products in 2006 compared to 2005.

Operating Costs

Total operating costs were $11.5 million, $10.4 million and $6.8 million for the fiscal years 2007, 2006 and 2005 respectively.

Operating costs increased in 2007 compared to 2006 by $1.1 million or 11% due to changes in product mix, higher employment levels maintained in anticipation of growth, and slightly higher shipments.

Operating costs increased in 2006 compared to 2005 by $3.6 million or 53% primarily due to increased unit shipments. Total unit shipments in 2006 increased by 17% compared to total unit shipments in 2005. In 2006, material and labor costs increased to support the higher shipment levels.

Cost of sales for 2007, 2006 and 2005 were $9.3 million, $8.6 million and $5.4 million respectively. The increase in cost of sales in 2007 compared to 2006 was primarily the result of increases in labor and materials associated with increased shipments and changes in product mix. The increase in cost of sales in 2006 compared to 2005 was primarily the result of increases in material and labor costs associated with the increased unit shipments.

Gross margins on product revenue for 2007, 2006 and 2005 were 24.9%, 27.5% and 24.5% respectively. The decrease in gross margin in 2007 was primarily the result of changes in product mix. The increase in gross margins in 2006 compared to 2005 is primarily the result of improved pricing on several products and fixed costs being spread over a larger sales volume.

Selling, general and administrative (SG&A) expenses for 2007, 2006 and 2005 were $2.2 million, $1.8 million and $1.4 million, respectively. The increase in SG&A expense in 2007 compared to 2006 is primarily the result of increased sales commissions (which in turn resulted from changes in product mix), increased sales compensation, and increased sales promotion.

The increase in SG&A in 2006 compared to 2005 is primarily the result of increased compensation costs associated with new hires and commissions paid to sales representatives associated with increased shipments of specific products.

Other Income and Expense, Net

The Company had net other expense of $60 thousand, $30 thousand and $25 thousand for 2007, 2006 and 2005, respectively. These amounts were primarily interest expense for production equipment on capital leases, offset partially by interest income on cash balances.

Income Taxes

The Company recorded an income tax benefit of $58 thousand in 2007 consisting of a deferred tax benefit of $144 thousand resulting from most significantly the reduction in the valuation allowance provided on our net operating loss carryforwards based on our estimate of future taxable income offset by $86 thousand of current federal and state tax expense. The current federal tax expense of $22 thousand relates to alternative minimum tax. The Company incurred $60 thousand of current state tax expense in 2007.

The Company recorded an income tax benefit of $288 thousand in 2006 consisting of a deferred tax benefit of $400 thousand resulting from the reduction in the valuation allowance provided on our net operating loss carryforwards based on our estimate of future taxable income offset by $112 thousand of current federal and state tax expense. The current federal tax expense of $29 thousand relates to alternative minimum tax. The Company incurred $10 thousand of state tax expense in 2005. There was no federal tax expense in 2005 due to the utilization of net operating loss carryforwards. The Company was not subject to the alternative minimum tax prior to 2006 as the Company was considered a small taxpayer exempt under the tax rules.

Certain provisions of the Internal Revenue Code limit the annual utilization of net operating loss carryforwards if a change in ownership as defined, occurs. The Company believes that it did not have an ownership change as defined through the year ending December 29, 2007; therefore, at December 29, 2007 all net operating loss carryforwards are available to offset future taxable income.

Liquidity and Capital Resources

Cash on hand at year-end 2007 of $472 thousand reflects a 10% decrease from cash on hand at year-end 2006 of $518 thousand. Management considers this difference in cash balances to be well within the range of normal business fluctuations. The Company has identified potential capital equipment purchases to effect process improvements and/or cost reductions, and management funds these projects as the cash balance allows. In 2007 the Company generated $803 thousand from operations and $20 thousand from the issuance of common stock, but consumed $537 thousand in purchases of property and equipment and made principal payments of $332 thousand on its lease obligations.

Cash on hand of $518 thousand at year-end 2006 reflects a 31% decrease from cash on hand at year-end 2005 of $748 thousand. To meet expected future demand and changes in product mix, management authorized capital equipment purchases and leasehold improvements in excess of the cash generated by operations. In 2006 the Company generated $910 thousand from operations and $35 thousand from the issuance of common stock, but consumed $954 thousand in purchases of property and equipment and made principal payments of $221 thousand on its lease obligations.

In May 2007, the Company renewed its $1 million revolving line of credit and increased its lease line with Sovereign Bank to $1.5 million. The line of credit is secured by the accounts receivable and other assets of the Company. The revolving line of credit has a one-year term although management believes it is likely that Sovereign Bank and the Company will renew the line at the end of the term. In 2007 there were no borrowings under this line of credit.

The $1.5 million lease line with Sovereign Bank calls for a separate schedule for each item placed on the lease line. As of year-end 2007, the Company had $734 thousand net carrying value of capital equipment financed by the Sovereign lease line, each schedule with a three-year term and a one-dollar buyout at the end of the term.

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

Contractual Obligations

Our contractual obligations at year-end 2007 consist of the following:
Payments Due by Period
	Total	Less than one year	1-3 years	4-5 years	More than 5 years
Capital lease obligations, including interest	$ 657,820	$ 368,153	$ 289,667	None	None
Operating lease obligations	$ 1,095,800	$ 113,750	$ 238,750	$ 266,000	$ 477,300

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Newly Issued Accounting Pronouncements and Future Accounting Changes

On February 15, 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FAS 115." This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available for sale or trading securities. SFAS 159 is effective as of the beginning of an entity`s first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 will have a material impact on its financial statements.

In September 2006 the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The pronouncement is applicable in cases when assets or liabilities are to be measured at fair value. It does not establish new circumstances in which fair value would be used to measure assets or liabilities. The provisions of SFAS No.157 are effective for fiscal years commencing after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 will have a material impact on its financial statements.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. The Company adopted FIN 48 as of December 31, 2006 without a material impact on its financial statements.

On December 15, 2006 the Securities and Exchange Commission announced that it is has modified reporting requirements for smaller public companies under Section 404 of the Sarbanes-Oxley Act (SOX 404) of 2002. The Commission granted relief to smaller public companies by extending the date by which non-accelerated filers must start providing a report by management assessing the effectiveness of the company`s internal control over financial reporting. The compliance date for these companies was moved from fiscal years ending on or after July 15, 2007, to fiscal years ending on or after December 15, 2007. The Commission also extended the date by which non-accelerated filers must begin to comply with the Section 404(b) requirement to provide an auditor`s attestation report on internal control over financial reporting in their annual reports. This deadline was moved to the first annual report for a fiscal year ending on or after December 15, 2008. The extension requires all non-accelerated filers to complete only the management`s portion of the internal control requirements in their first year of compliance with SOX 404. This modification is intended to provide cost savings and efficiency opportunities to smaller public companies and to assist them as they prepare to comply fully with SOX 404 reporting requirements. The extension will provide these issuers and their auditors additional time to consider and adapt to Auditing Standard No. 5 as well as the guidance for management the Commission has issued to improve the efficiency of the Section 404(b) auditor attestation report process. The Company has made an assessment of its internal control over financial reporting as of December 29, 2007. Our report on our assessment is included in Section 9A(T) of this Form 10-K.

Inflation

Inflation had no material effect on the results of operations or financial condition during 2007, 2006 or 2005. There can be no assurance however, that inflation will not affect our operations or business in the future.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

 The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission`s rules and forms, and that such information is accumulated and communicated to the Company`s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the direction of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of the Company`s disclosure controls and procedures as such item is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 29, 2007.

Changes in Internal Control over Financial Reporting

There were no changes in the Company`s internal control over financial reporting in the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, the Company`s internal control over financial reporting.

Item 9A(T) Controls and Procedures

Management`s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company`s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company`s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company`s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the direction of our Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company`s internal control over financial reporting as of December 29, 2007. In making this assessment, management used the criteria set forth in the "Internal Control Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company`s internal control over financial reporting was effective as of December 29, 2007.

This annual report does not include an attestation report of the company`s registered public accounting firm regarding internal control over financial reporting. Management`s report was not subject to attestation by the company`s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management`s report in this annual report.

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

The names of the directors and executive officers of the Company and certain information about them as of December 29, 2007 are listed below.
Name	Age	Position
Grant C. Bennett	53	President, Chief Executive Officer, Treasurer and Director
H. Kent Bowen	66	Director
Francis J. Hughes, Jr.	57	Director

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

Board Meetings and Attendance.

The Board held six meetings during the fiscal year ended December 29, 2007. Each Board member attended more than 75% of the meetings of the Board and of the committees on which he served which were held during the period for which he was a director or committee member.

Committees

The Board has an Audit Committee and a Compensation Committee, but not a Nominating Committee.

Audit Committee

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Francis J. Hughes, Jr. and H. Kent Bowen. The Audit Committee met four times in fiscal 2007.

The Board of Directors has determined that Francis J. Hughes, Jr. is an audit committee financial expert as defined by Item 401(h) of Regulations S-K of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Compensation Committee

Each member of the Compensation Committee is independent as defined in Rule 4200(a)(15) of the National Association of Securities Dealers` listing standards. The Compensation Committee makes recommendations concerning salaries and incentive compensation, awards equity compensation to employees and consultants under our equity incentive plans and otherwise determines compensation levels and performs other functions regarding compensation that are delegated by the Board. The members of the Compensation Committee are H. Kent Bowen and Francis J. Hughes, Jr. The Compensation Committee met two times in fiscal 2007.

Selection of New Directors

The Board does not have a nominating committee. The Board itself is responsible for selecting its own members and recommending them for election by the shareholders.

Shareholder Communication with the Board of Directors

Any shareholder who desires to communicate with the Board, non-management directors as a group, or any individual director, may send a letter addressed to the same, c/o Accounting Manager, CPS Technologies Corporation, 111 South Worcester Street, Norton, MA 02766. The Accounting Manager has been instructed by the Board to forward such communication directly to the addressee(s) unopened.

Directors` Compensation

The Company adopted the 1999 Stock Incentive Plan ("1999 Plan") on January 22, 1999. Under the terms of the 1999 Plan, all of the Company`s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock awards, or other stock-based awards. In 2007, Dr. Bowen and Mr. Hughes were each granted options to purchase 8,000 shares of the Company`s common stock. All options granted are nonstatutory stock options exercisable at the fair market value of the stock on the date of grant one year from the date of grant, and expire ten years from the date of grant. The 1999 Plan includes provisions for the acceleration of vesting in the event of a change in control of the Company. The Company measures the fair value of the stock awards on the date of grant and the cost is recognized over the requisite service period.

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

NAMED EXECUTIVE OFFICER SUMMARY COMPENSATION TABLE
Name & Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incen-tive Plan Com-pen-sation ($)	Change in Pension Value and Non qualified Deferred Com-pensation Earnings ($)	All Other Com-pen-sation ($)	Total ($)

Grant	2007	$131,251	$0	$0	$0	$0	$0	$0	$131,251
Bennett	2006	$126,742	$70,000	$0	$0	$0	$0	$0	$196,742
	2005	$127,104	$0	$0	$0	$0	$0	$0	$127,104

Richard	2007	$125,841	$0	$0	$0	$0	$0	$0	$125,841
Adams	2006	$104,761	$36,420	$0	$0	$0	$0	$0	$141,181
	2005	$100,829	$0	$0	$0	$0	$0	$0	$100,829

Mark	2007	$100,901	$0	$0	$0	$0	$0	$0	$100,901
Occhionero	2006	$ 97,015	$16,765	$0	$0	$0	$0	$0	$113,780
	2005	$ 91,765	$0	$0	$0	$0	$0	$0	$91,765

Change-of-Control Agreements

None of the Named Executive Officers described in the Summary Compensation Table above have entered into a change-of-control agreement with the Company. All options granted to all employees, including the officers listed above, are subject to accelerated vesting in the event of a change of control as described in the option plans.

Stock Option Grants And Exercises

No stock options were granted to Named Executive Officers or any other Company employees in fiscal 2007.

In fiscal 2007 a total of 16,000 stock options were granted to directors as directors` compensation and 8,000 stock options were granted to a consultant to the Company as compensation for services rendered.

No stock options were exercised by Named Executive Officers during fiscal 2007.

AGGREGATED OPTION EXERCISES IN FISCAL 2007
AND FISCAL 2007 YEAR END OPTION VALUES FOR
NAMED EXECUTIVE OFFICERS
			Number of Securities Underlying Unexercised Options at December 29, 2007				Value of Unexercised In-the-Money Options at December 29, 2007
Name	Shares Acquired On Exercise (#)	Value Realized ($)	Exer-cisable	Exer-cise Price	Expir-ation Date	Un- exer-cisable	Exer-cisable	Un- exer-cisable

Grant Bennett	0	$0	0	--	--	0	$0	$0
Richard Adams	0	$0	348,750	$0.30 to $1.25	August 20, 2009 through January 12, 2015	0	$756,892	$0
Mark Occhionero	0	$0	165,500	$0.30 to $1.25	August 20,2009 Through January 12, 2015	0	$364,385	$0

The value of unexercised in-the-money options is based on the fair market value of our common stock as of December 29, 2007 of $2.70 per share, minus the exercise price, multiplied by the number of shares underlying the option.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of December 29, 2007, with respect to the beneficial ownership of the Company`s Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each Director of the Company, (iii) each Executive Officer of the Company named above in the Summary Compensation Table, and (iv) all Directors and Officers as a group:
Name and Address of Beneficial Owner	Common Stock Beneficially Owned	Notes (1)	Percentage of Shares of Common Stock Outstanding
ARD Master, L.P. 85 Devonshire Street 6th Floor Boston, MA 02109	2,184,789	(2)	17.4%
Norman J. Wechsler P.O. Box 5123 Mt. Crested Butte, CO 81225	1,543,629	(3)	12.3%
DIRECTORS AND OFFICERS:
Grant C. Bennett Director & Officer	1,585,554		12.6%
Richard W. Adams Vice President Operations and Engineering	383,750	(4)	3.1%
Mark A. Occhionero Vice President Marketing and Senior Scientist	180,900	(5)	1.4%
H. Kent Bowen Director	72,000	(6)	*
Francis J. Hughes, Jr. Director	2,256,789	(7)	18.0%
	--------------		---------
All directors and officers as a group (5 persons)	4,478,993	(8)	35.7%
	========		=====

*Less than 1% of the total number of outstanding shares of Common Stock.

1. The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, each stockholder referred to above has sole voting and investment power with respect to the shares listed.
2. Consists of 2,184,789 shares owned by ARD Master L.P., Excludes options to purchase 72,000 shares of common stock held by Mr. Hughes.
3. Consists of 59,200 shares owned by WCI and 1,484,429 shares owned by CYB Master LLC. Mr. Wechsler may be deemed to be the beneficial owner of these shares by virtue of being the sole person in a position to direct the voting and investment decisions of both CYB and WCI.
4. Consist of 35,000 shares owned by Mr. Adams and options to purchase 348,750 shares of common stock.
5. Consists of 15,400 shares owned by Dr. Occhionero and options to purchase 165,500 shares of common stock.
6. Consists of options to purchase 72,000 shares of common stock.
7. Consists of shares described in Footnote 2 above owned by ARD Master, L.P., and options to purchase 72,000 shares of common stock held by Mr. Hughes.
8. Consists of all shares and options to purchase shares owned by Messrs. Hughes, Bowen, Bennett, Adams and Occhionero.

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

To our knowledge, based solely on a review of the copies of the reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 29, 2007, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent stockholders were complied with and no reports or transactions were filed late.

COMPENSATION COMMITTEE REPORT

General

Compensation of our senior executives is determined by the Compensation Committee of the Board, or the Committee. The Committee, comprised entirely of independent directors as defined in Rule 4200(a)(15) of the National Association of Securities Dealers` listing standards, meets to set annual salaries in advance and bonuses for the current year, to review annual goals and to reward outstanding annual performance of executive officers and to grant stock options pursuant to our stock plans. The Committee has considered executive officers` compensation matters at several meetings in 2007. During those meetings, the Committee consulted with senior management, reviewed and approved corporate goals and objectives relevant to compensation matters, evaluated the performance of certain executives and considered, among other factors, third party studies of executive compensation for comparable companies, and the Company`s performance and relative stockholder return. The results of some of the actions taken from those meetings are included under the heading "Executive Officer Compensation" in Form 10-K.

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

Bonus

We believe that executive performance may be maximized through a system of incentive awards. Toward this end, the Committee adopted several years ago a discretionary cash incentive plan and has paid bonuses some years and not paid bonuses some years. For all cash incentive arrangements, the award earned depends primarily on the extent to which our performance objectives are achieved. Each fiscal year the Committee will review and approve our annual performance objectives and our executive officers` performance. Our objectives consist of operating, strategic and financial goals that are considered to be critical to our overall goal: building stockholder value. For the fiscal year ended December 29, 2007, the Committee had determined that the primary goal in building stockholder value was meeting sales growth and profit targets.

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

From the members of the Compensation Committee:
Francis J. Hughes, Jr.
H. Kent Bowen

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accounting Fees and Services.

Fees paid to the Company`s independent accountants in the last two fiscal years are:

	Wolf & Company PC
	2007	2006
Audit fees	$ 74,250	$ 69,000
	=======	=======

Audit Fees consist of aggregate fees for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal years ended December 29, 2007 and December 30, 2006, respectively.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.
At present, our Audit Committee approves each engagement for audit or non-audit services before we engage Wolf & Company, P.C.(Wolf & Company) to provide those services. Our audit committee has not established any pre-approval policies or procedures that would allow our management to engage Wolf & Company to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by Wolf & Company for fiscal 2007 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

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

The Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 29, 2007 with management. Furthermore, the Audit Committee has discussed with Wolf & Company, P.C., our independent auditors for the fiscal year ended December 29, 2007, the matters required to be discussed by Statement on Auditing Standards No. 61. The Audit Committee has received the written disclosures and letter from Wolf & Company, P.C., required by Independence Standards Board Standard No. 1 and has discussed with Wolf & Company, P.C., such auditing firm`s independence.

Based on these reviews and discussions, the Audit Committee recommended to the Board that the audited financial statements be included in this, our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
..

The Audit Committee has also recommended to the Board the selection of Wolf & Company, P.C., as the Company`s independent auditors for the fiscal year ending December 27, 2008, and the Board has approved that recommendation.

From the members of the Audit Committee:
Francis J. Hughes, Jr. (Chairman)
H. Kent Bowen

Part IV

Item 15. Exhibits, Financial Statement Schedules.
(a) Documents filed as part of this Form 10-K.

1. Financial Statements
The financial statements filed as part of this Form 10-K are listed on the Index to Financial Statements of this Form 10-K.

2. Exhibits
The exhibits to this Form 10-K are listed on the Exhibit Index of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CPS TECHNOLOGIES CORPORATION
By:	/s/ Grant C. Bennett President March 27, 2008

Pursuant to the Requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Grant C. Bennett	President, Treasurer and Director (Principal Executive Officer)	March 27, 2008
Grant C. Bennett

/s/ H. Kent Bowen	Director	March 27, 2008
H. Kent Bowen

/s/ Francis J. Hughes, Jr.	Director	March 27, 2008
Francis J. Hughes

CPS TECHNOLOGIES CORPORATION
EXHIBIT INDEX
Exhibit No.	Description
3.1*	Restated Certificate of Incorporation of the Company, as amended, is incorporated herein by reference to Exhibit 3 to the Company`s Registration Statement on Form 8-A (File No. 0-16088)
3.2*	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3.2 to the Company`s Registration Statement on Form S-1 (File No. 33-14616)(the `1987 S-1Registration Statement`)
4.1*	Specimen certificate for shares of Common Stock of the Company is incorporated herein by reference to Exhibit 4 to the 1987 S-1 Registration Statement
4.2*	Description of Capital Stock contained in the Restated Certificate of Incorporation of the Company, as amended, filed as Exhibit 3.1
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

INDEX TO FINANCIAL STATEMENTS
OF
CPS TECHNOLOGIES CORPORATION
Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 29, 2007 and December 30, 2006
Statements of Income for the years ended December 29, 2007, December 30, 2006 and December 31, 2005
Statements of Stockholders` Equity for the years ended December 29, 2007, December 30, 2006 and December 31, 2005
Statements of Cash Flows for the years ended December 29, 2007, December 30, 2006 and December 31, 2005
Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders,
CPS Technologies Corporation
Norton, Massachusetts

We have audited the accompanying balance sheets of CPS Technologies Corporation as of December 29, 2007 and December 30, 2006 and the related statements of income, stockholders` equity and cash flows for each of the three years in the period ended December 29, 2007. These financial statements are the responsibility of the Corporation`s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CPS Technologies Corporation as of December 29, 2007 and December 30, 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.
Boston, Massachusetts
March 27, 2008

CPS TECHNOLOGIES CORPORATION
BALANCE SHEETS
	December 29,	December 30,
	2007	2006
ASSETS	-------------	-------------

Current assets:
Cash and cash equivalents	$ 472,059	$ 517,540
Accounts receivable-trade,
net of allowance for doubtful accounts
of $5,461 as of December 29, 2007 and
December 30, 2006	2,389,672	2,918,156
Inventories	1,416,264	862,027
Prepaid expenses	54,791	34,498
Deferred taxes	544,000	400,000
	-------------	-------------
Total current assets	4,876,786	4,732,221
	-------------	-------------
Property and equipment:
Production equipment	5,316,228	4,108,720
Furniture and office equipment	211,984	121,349
	-------------	-------------
Total cost	5,528,212	4,230,069
Accumulated depreciation
and amortization	(3,454,899)	(2,974,603)
Construction in progress	56,962	400,965
	-------------	-------------
Net property and equipment	2,130,275	1,656,431
	-------------	-------------
Total assets	$7,007,061	$6,388,652
	========	========

(continued)

CPS TECHNOLOGIES CORPORATION
BALANCE SHEETS
	December 29,	December 30,
LIABILITIES AND STOCKHOLDERS`	2007	2006
EQUITY	-------------	-------------

Current liabilities:
Accounts payable	$ 508,129	$ 981,551
Accrued expenses	488,047	514,586
Current portion of obligations
under capital leases	331,233	265,502
	-------------	-------------
Total current liabilities	1,327,409	1,761,639

Obligations under capital
leases less current portion	273,638	245,839
	-------------	-------------
Total liabilities	1,601,047	2,007,478
	-------------	-------------
Stockholders` Equity
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 12,574,842 shares
at December 29, 2007
and 12,544,842 shares at
December 30, 2006	125,749	125,449
Additional paid-in capital	32,805,064	32,729,122
Accumulated deficit	(27,463,964)	(28,412,562)
Less cost of 22,883 common shares repurchased	(60,835)	(60,835)
	-------------	-------------
Total stockholders` equity	5,406,014	4,381,174
	-------------	-------------
Total liabilities and stockholders`
equity	$ 7,007,061	$ 6,388,652
	========	========

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 29, 2007, DECEMBER 30, 2006,
AND DECEMBER 31, 2005
	2007	2006	2005
	------------	------------	------------
Revenues:
Product sales	$ 12,446,569	$ 11,907,701	$ 7,019,130
License and royalty revenue	--	--	136,720
	------------	------------	------------
Total revenues	$ 12,446,569	$ 11,907,701	$ 7,155,850

Cost of product sales	9,346,100	8,634,156	5,403,718
	------------	------------	------------
Gross Margin	3,100,469	3,273,545	1,752,132

Selling, general, and
administrative	2,150,162	1,753,326	1,430,161
	------------	------------	------------
Income from operations	950,307	1,520,219	321,971

Other expense, net	(60,109)	(30,164)	(24,871)
	------------	------------	------------
Net income before income tax
expense	890,198	1,490,055	297,100
Income tax expense (benefit)	(58,400)	(288,000)	10,000
	------------	------------	------------
Net income	$ 948,598	$ 1,778,055	$ 287,100
	=======	========	=======

Net income per
basic common share	$ 0.08	$ 0.14	$ 0.02

Weighted average number of
basic common shares
outstanding	12,542,962	12,472,778	12,308,193
Net income per
diluted common share	$ 0.07	$ 0.14	$ 0.02
Weighted average number of
diluted common shares
outstanding	13,298,687	13,066,641	12,832,323

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF STOCKHOLDERS` EQUITY
FOR THE YEARS ENDED DECEMBER 29, 2007, DECEMBER 30, 2006,
AND DECEMBER 31, 2005
	Common stock
	----------------------		Additional			Stock-
	Number	Par	Paid-in	Accumulated	Stock	holders`
	of shares	Value	capital	deficit	repurchased	equity
	----------	-----	----------	----------	------	--------
Balance at
December 25, 2004	12,316,092	123,161	32,657,584	(30,477,717)	(60,835)	2,242,193

Issuance of common stock pursuant to
exercise of stock options	33,000	330	21,510	--	--	21,840

Net Income	--	--	--	287,100	--	287,100
	----------	-------	----------	----------	------	--------
Balance at
December 31, 2005	12,349,092	123,491	32,679,094	(30,190,617)	(60,835)	2,551,133

Share-based
compensation expense	--	--	1,751	--	--	1,751

Tax benefit from
share-based
compensation	--	--	15,000	--	--	15,000

Issuance of common
stock pursuant to
exercise of stock
options	195,750	1,958	33,277	--	--	35,235

Net Income	--	--	--	1,778,055	--	1,778,055
	----------	-------	----------	----------	------	--------
Balance at
December 30, 2006	12,544,842	125,449	32,729,122	(28,412,562)	(60,835)	4,381,174

Share-based compensation expense	--	--	52,086	--	--	52,086

Tax benefit from
share-based
compensation	--	--	3,606	--	--	3,606

Issuance of common
stock pursuant to
exercise of stock
options	30,000	300	20,250	--	--	20,550

Net Income	--	--	--	948,598	--	948,598
	----------	-------	----------	----------	------	--------
Balance at
December 29, 2007	12,574,842	$ 125,749	$ 32,805,064	$ (27,463,964)	$ (60,835)	$ 5,406,014
	=========	=========	===========	===========	=========	=========

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 29, 2007, DECEMBER 30, 2006,
AND DECEMBER 31, 2005
	2007	2006	2005
	---------	---------	---------
Cash flows from operating activities:
Net income	$ 948,598	$ 1,778,055	$ 287,100
Adjustments to reconcile net income
to cash provided by operating
activities:
Share-based compensation	55,692	16,751	--
Depreciation and amortization	488,949	395,028	304,824
(Gain) loss on sale of equipment	--	--	(2,118)
Deferred taxes	(144,000)	(400,000)	--
Changes in operating assets and liabilities:
Accounts receivable - trade	528,484	(1,685,068)	78,763
Inventories	(554,237)	(115,284)	(123,648)
Prepaid expenses	(20,293)	17,208	(24,330)
Accounts payable	(473,422)	668,722	(185,854)
Accrued expenses	(26,539)	234,229	105,083
Deferred revenue	--	--	(133,884)
	---------	---------	---------
Net cash provided by operating	$ 803,232	$ 909,641	$ 305,936
activities
	---------	---------	---------
Cash flows from investing activities:
Purchases of property and equipment	(537,076)	(954,369)	(373,253)
Proceeds from sales of property and equipment	--	--	5,000
	---------	---------	---------
Net cash used in
investing activities	$ (537,076)	$ (954,369)	$ (368,253)
	---------	---------	---------
Cash flows from financing activities:
Proceeds from equipment lease financing	--	--	453,315
Payment of capital lease obligations	(332,187)	(220,509)	(123,243)
Proceeds from issuance of common
stock	20,550	35,235	21,840
	---------	---------	---------
Net cash provided by
(used in) financing activities	$ (311,637)	$ (185,274)	$ 351,912
	---------	---------	---------
Net increase(decrease) in cash and cash equivalents	(45,481)	(230,002)	289,595

Cash and cash equivalents at beginning of year	517,540	747,542	457,947
	---------	---------	---------
Cash and cash equivalents at end of year	$ 472,059	$ 517,540	$ 747,542
	=======	=======	=======
Supplemental cash flow information:
Acquisition of production equipment under capital leases	$ 425,717	$ 205,914	--
Income taxes paid	$ 150,298	$ 27,862	$ 1,500
Interest paid	$ 61,608	$ 30,164	$ 29,037

See accompanying notes to financial statements.

CPS Technologies Corporation
Years Ended December 29, 2007, December 30, 2006, and December 31, 2005
Notes to Financial Statements

(1) Nature of Business

The Company provides advanced material solutions to the electronics, robotics, automotive and other industries. The Company`s primary advanced material solution is metal matrix composites which are a combination of metal and ceramic.

CPS also assembles housings and packages for hybrid circuits. These housings and packages may include components made of metal-matrix composites; they may include components made of more traditional materials such as aluminum, copper-tungsten, etc.

The Company sells into several end markets including the wireless communications infrastructure market, high-performance microprocessor market, motor controller market, and other microelectronic and structural markets.

(2) Summary of Significant Accounting Policies

(2)(a) Principles of Consolidation

Prior to March 2007, the consolidated financial statements included the accounts of Ceramics Process Systems (the "Company") and its wholly-owned subsidiary, CPS Superconductor Corporation (`CPSS`). All intercompany balances and transactions have been eliminated in consolidation.

In March 2007, CPS Superconductor Corporation was renamed CPS Technologies Corporation, and the parent Company, Ceramics Process Systems Corporation, was merged into it. This resulted in the Company assuming the name CPS Technologies Corporation, and Ceramics Process Systems Corporation ceasing to exist.

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

(2)(f) Impairment for Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. Recoverability is assessed based on estimated undiscounted future cash flows. As of December 29, 2007 and December 30, 2006, the Company believes that there has been no impairment of its long-lived assets.

(2)(g) Revenue Recognition

The Company recognizes revenue in accordance with the provision of the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 104 which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured.

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

(2)(h) Research and Development Costs

The Company continues to perform product development under prototype manufacturing agreements with customers. In fiscal years 2007, 2006 and 2005 the Company did not incur any costs for research and development and did not perform any externally funded research and development programs beyond these customer prototype manufacturing agreements. Research and development costs, if any, are charged to expense as incurred.

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

(2)(l) Recent Accounting Pronouncements

On February 15, 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FAS 115." This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available for sale or trading securities. SFAS 159 is effective as of the beginning of an entity`s first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 will have a material impact on its financial statements.

In September 2006 the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The pronouncement is applicable in cases when assets or liabilities are to be measured at fair value. It does not establish new circumstances in which fair value would be used to measure assets or liabilities. The provisions of SFAS No.157 are effective for fiscal years commencing after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 will have a material impact on its financial statements.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. The Company adopted FIN 48 as of December 31, 2006 without a material impact on its financial statements.

On December 15, 2006 the Securities and Exchange Commission announced that it is has modified reporting requirements for smaller public companies under Section 404 of the Sarbanes-Oxley Act (SOX 404) of 2002. The Commission granted relief to smaller public companies by extending the date by which non-accelerated filers must start providing a report by management assessing the effectiveness of the company`s internal control over financial reporting. The compliance date for these companies was moved from fiscal years ending on or after July 15, 2008, to fiscal years ending on or after December 15, 2007. The Commission also extended the date by which non-accelerated filers must begin to comply with the Section 404(b) requirement to provide an auditor`s attestation report on internal control over financial reporting in their annual reports. This deadline was moved to the first annual report for a fiscal year ending on or after December 15, 2008. The extension requires all non-accelerated filers to complete only the management`s portion of the internal control requirements in their first year of compliance with SOX 404. This modification is intended to provide cost savings and efficiency opportunities to smaller public companies and to assist them as they prepare to comply fully with SOX 404 reporting requirements. The extension will provide these issuers and their auditors additional time to consider and adapt to Auditing Standard No. 5 as well as the guidance for management the Commission has issued to improve the efficiency of the Section 404(b) auditor attestation report process. The Company has made an assessment of its internal control over financial reporting as of December 29, 2007. The Company`s report on its assessment is included in Section 9A(T) of this Form 10-K.

(2)(m) Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses recorded during the reporting period. Significant accounting estimates made by the Company`s management include the valuation of accounts receivable, inventory, and deferred tax assets. Such estimates are adjusted by management periodically as a result of existing or anticipated economic changes which effect, or may effect, the Company`s financial statements. Actual results could differ from these estimates.

(2)(n) Fiscal Year-End

The Company`s fiscal year end is the last Saturday in December which could result in a 52 or 53 week year. Fiscal years 2007, 2006 and 2005 consisted of 52, 52, and 53 weeks respectively.

(2)(o) Share-Based Payments

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123, "Share-Based Payments (revised 2004)," (SFAS No. 123R) which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). Under SFAS No. 123R, the Company provides an estimate of forfeitures at initial grant date. The Company elected the modified prospective transition method under SFAS No. 123R and accordingly has not restated periods prior to adoption. The Company recognized $52,086 and $1,751 as compensation expense related to stock options granted in 2007 and 2006, respectively. A tax benefit of $3,606 and $15,000 was recognized as additional paid in capital in the years ended December 29, 2007 and December 30, 2006, respectively, resulting from the excess tax benefit of share-based awards over the cumulative compensation expense recognized for financial reporting.

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

The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation in fiscal year 2005:
2005
Net income, as reported	$ 287,100
Total stock-based employee and director compensation expense determined under fair value based method for all awards	(274,267)
------------
Pro forma net income	$ 12,833
======
Net income per share: As reported basic and diluted	$ 0.02
Pro forma - basic and diluted	$ --

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

To date, the Company views its operations and manages its business as one segment. We produce and sell advanced material solutions, primarily metal matrix composites, to assemblers of high density electronics and other specialty components and subassemblies. The Company also assembles housings and packages for hybrid circuits, selling to the same customers mentioned above. These customers represent a single market or segment for us with similar stringent and well-defined requirements. The Company`s customers, in turn, sell the components and subassemblies which incorporate our products into many different end markets, however, these end markets are two to three levels removed from the Company. The Company makes operating decisions and assesses financial performance only for the Company as a whole and does not make operating decisions or assess financial performance by the end markets which ultimately use our products.

(3) Inventories

As of December 29, 2007 and December 30, 2006 inventories consisted of the following:
	2007	2006
Raw materials	$ 257,387	$ 149,143
Work in process	273,197	220,644
Finished goods	885,680	492,240
	-------------	-------------
Total	$ 1,416,264	$ 862,027
	=======	========

4) Leases and Commitments

At December 29, 2007, the Company had production equipment with a cost of $1,496,815 and accumulated amortization of $762,653 pursuant to the Company`s equipment lease line with Sovereign Bank which was increased from $1 million to $1.5 million in 2007. At December 30, 2006, the Company had production equipment with a cost of $1,071,098 and accumulated amortization of $558,804 under capital leases. All leases on the lease line as of December 29, 2007 are three year leases with a one dollar buyout and annual interest rates from 6.2% to 8.6%.

Future payments required under capital lease obligations pursuant to the lease line are as follows at December 29, 2007:

2008	$ 368,154
2009	226,235
2010	63,432
-------------
Total future minimum lease payments	657,821

Less amount representing interest	52,950
at rates ranging between 6.2% and 8.6%	-------------

Present value of net future lease payments	604,870

Less current portion	331,233
-------------
Long-term obligation under capital leases	$ 273,638
=======

Interest expense was $62 thousand, $30 thousand, and $25 thousand for 2007, 2006, and 2005, respectively.

The Company entered into a 10-year lease for the Norton facilities effective on March 1, 2006. The leased facilities comprise approximately 38 thousand square feet. Prior to entering into this lease, the Company was renting a portion of the facilities as a tenant-at-will. Rental expense for operating leases is recognized on a straight-line basis over the term of the lease and was $109 thousand, $103 thousand and $94 thousand for 2007, 2006 and 2005, respectively.

Future minimum rental payments over the terms of the facility lease agreement are approximately as follows:

Fiscal year ending December 29, 2007
2008	113,750
2009	118,750
2010	120,000
2011	127,500
2012	138,500
Thereafter	477,300
-------------
$1,095,800
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

Under the 1999 Plan a total of 1,250,000 shares of common stock are available for issuance, of which 162,750 shares remain available for grant as of December 29, 2007.

As of December 29, 2007, the 1999 Plan is the only stock option plan from which awards can be made as all other option plans have expired. The 1989 Stock Option plan expired on February 22, 1999 and no additional options can be granted from this plan. In 2007 an employee exercised 5,000 options previously granted under the 1989 Plan; as of December 29, 2007 there are no options outstanding under the 1989 Plan. All options outstanding as of December 29, 2007 are from the 1999 Plan.

A summary of stock option activity for all the above plans as of December 29, 2007 and changes during the year then ended is presented below:
		Weighted	Weighted
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at
beginning of year	1,068,250	$ 0.67
Granted at
fair market value	24,000	$ 2.36
Exercised	(30,000)	$ 0.69
Forfeited/expired
	-------------
Outstanding at
end of year	1,062,250	$ 0.71	4.96	$ 2,113,571
	=======			=======
Options exercisable
at year-end	1,038,250	$ 0.67	4.85	$ 2,102,401
	=======			=======

The total intrinsic value of options exercised during fiscal years 2007, 2006 and 2005 was $43,600, $189,878 and $19,470, respectively. As of December 29, 2007, there was $45,496 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans; that cost is expected to be recognized during fiscal year 2008.

Cash received from option exercises under all share-based payment arrangements for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 was $20,550, $35,235 and $21,840, respectively.

The fair value of each option grant under SFAS No. 123(R) is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents the annualized weighted average values of the significant assumptions used to estimate the fair values of the options:
	2007	2006	2005
Risk-free interest rate	4.13%	4.37%	4.33%
Expected life in years	7	7	7
Expected volatility	126%	128%	157%
Expected dividend yield	0	0	0
Weighted average fair value of grants	$ 2.20	$ 1.38	$ 1.15

All options are granted with an exercise price equal to the fair market value of the underlying common stock on the date of grant.

(6) Accrued Expenses

Accrued expenses at December 29, 2007 and December 30, 2006 consist of the following:
	2007	2006
Accrued legal and
accounting	$ 51,950	$ 52,685
Accrued payroll	311,324	283,785
Accrued other	77,573	97,450
Accrued income tax payable	47,200	80,666
	-------------	-------------
	$ 488,047	$ 514,586
	=========	=========

(7) Revolving Line of Credit

In May 2007, the Company renewed a $1 million revolving line of credit with Sovereign Bank. The line of credit is secured by the accounts receivable and other assets of the Company, has an interest rate of prime plus one percent (1%) and a one-year term. Under the terms of the agreement, the Company is required to maintain a minimum balance of $100,000 in its operating account with Sovereign Bank. The line of credit and the lease line are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the line of credit that require the Company to maintain a targeted rolling four quarter debt service coverage ratio as well as targeted debt to equity and current ratios. At December 29, 2007, the Company was in compliance with these covenants. Management believes it is likely that Sovereign Bank and the Company will renew the line at the end of the term. In 2007, there were no borrowings under this line of credit.

(8) Income Taxes

Components of income tax expense (benefit) for each year are as follows:
	2007	2006	2005
Current
United States:
Federal	$22,000	$ 29,000	$ --
State	63,600	83,000	10,000
	-----------------	----------------	----------------
Current income tax provision:	85,600	112,000	10,000
	-----------------	----------------	----------------
Deferred:
United States:
Federal	(135,000)	(395,200)	--
State	(9,000)	(4,800)	--
	-----------------	----------------	----------------
Deferred income tax benefit, net	(144,000)	(400,000)	--
	-----------------	----------------	----------------
Total	$ (58,400)	$ (288,000)	$ 10,000
	=========	=========	=========

Deferred tax assets (liabilities) as of December 29, 2007 and December 30, 2006 are as follows:
	December 29, 2007	December 30, 2006
Deferred Tax Assets:
Net operating loss
carryforwards	$ 2,281,000	$ 2,726,000
Credit carryforwards	81,000	78,000
Inventory	200,000	125,000
Accrued liabilities	26,000	22,000
Depreciation	8,000
Other	2,000	2,000
	-----------------	-----------------
Gross deferred tax assets	2,598,000	2,953,000
Valuation allowance	(2,054,000)	(2,552,000)
	-----------------	-----------------
Net deferred tax assets	$ 544,000	$ 401,000
	----------------	----------------

Deferred Tax Liabilities:
Depreciation	--	(1,000)
	-----------------	-----------------
Gross deferred tax liability	--	(1,000)
	-----------------	-----------------
Net deferred tax asset	$544,000	$ 400,000
	=========	=========

At December 29, 2007 and December 30, 2006, the Company had net operating loss carryforwards of approximately $7,000,000 and $8,000,000 respectively available to offset future income for U.S. Federal income tax purposes. These operating loss carryforwards expire in various amounts from 2008 through 2022. During 2007, the Company used approximately $1,000,000 of net operating loss carryforwards. The valuation allowance for deferred tax assets of $2,054,000 and $2,552,000 at December 29, 2007 and December 30, 2006, respectively, relates to the uncertainty of the utilization of certain deferred tax assets, primarily federal net operating loss carryforwards. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires that a valuation allowance be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized.

A summary of the change in the deferred tax asset is as follows:
	2007	2006	2005

Balance at beginning of year	$ 400,000	$ --	$ --

Deferred tax benefit	144,000	400,000	--
	-----------	------------	------------
Balance at end of year	$ 544,000	$ 400,000	$ --
	=======	=======	=======

The income tax benefit for the years ended December 29, 2007 and December 30, 2006 consists of current federal alternative minimum tax, current state income taxes, and a deferred tax benefit resulting from a reduction in the valuation allowance provided on deferred tax assets in the current year. Income tax (benefit) expense is different from the amounts computed by applying the U.S. federal statutory income tax rate of 34 percent to pretax income as a result of the following:
	2007	2006	2005
Tax at statutory
rate	$ 302,700	$ 506,600	$ 101,050
State tax, net
of federal tax benefit	36,000	55,000	18,650

(Benefit) derived from net
deferred tax assets
fully reserved for in prior periods	100,900	(449,600)	(109,700)

(Benefit) derived from the
reduction in the valuation
allowance	(498,000)	(400,000)	--
	------------	------------	-------------
Total	$ (58,400)	$ (288,000)	$ 10,000
	=======	=======	=======

Certain provisions of the Internal Revenue Code limit the annual utilization of net operating loss carryforwards if a change in ownership occurs, as defined. The Company believes that it did not have an ownership change through the period ended December 29, 2007. Therefore, as of year-end 2007 all net operating loss carryforwards should be available to offset future taxable income.

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

(10) Concentrations of Credit Risk, Significant Customers and Geographic Information

Financial instruments which subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. As of December 29, 2007, the Company had cash deposits which exceed the Federal Deposit Insurance Corporation (FDIC) limit of $100,000. The Company maintains such cash deposits in a high credit quality financial institution.

The Company extends credit to customers who consist principally of microelectronics systems companies in the United States, Europe and Asia. The Company generally does not require collateral or other security as a condition of sale rather relying on credit approval, balance limitation and monitoring procedures to control credit risk of trade accounts receivable. Management conducts on-going credit evaluations of its customers, and historically the Company has not experienced any significant credit-related losses with respect to its trade accounts receivable. As of December 29, 2007, the Company had trade accounts receivable due from four customers that accounted for 78% of total trade accounts receivable as of that date. Management believes that any credit risks have been properly provided for in the accompanying financial statements.

Revenues from significant customers as a percentage of total revenues in 2007, 2006 and 2005 were as follows:
	Percent of Total Revenues
Significant Customer	2007	2006	2005
A	24%	22%	43%
B	22%	21%	20%
C	11%	20%	15%
D	9%	15%	5%

The Company`s revenue was derived from the following countries in 2007, 2006 and 2005:
Country	Percent of Total Revenue
	2007	2006	2005
United States of America	68%	78%	79%
Germany	23%	16%	15%
Canada	5%	5%	5%
Other	4%	1%	1%

Many of the Company`s customers based in the United States conduct design, purchasing and payable functions in the United States, but do manufacturing overseas. Revenue generated from shipments made to customers` locations outside the United States accounted for 69%, 66% and 71% of total revenue in 2007, 2006 and 2005, respectively.

All of the Company`s long-lived assets and operations are located in the United States.

(11) Net Income Per Share

The following reconciles the basic and diluted net income per share calculations.
	For the years ended
	Dec. 29,	Dec. 30,	Dec. 31,
	2007	2006	2005
Basic Computation:
Numerator:
Net income	$ 948,598	$ 1,778,055	$ 287,100

Denominator:
Weighted average
common shares
outstanding	12,542,962	12,472,778	12,308,193

Basic net income per share	$ 0.08	$ 0.14	$ 0.02

Diluted Computation:
Numerator:
Net income	$948,598	$ 1,778,055	$ 287,100

Denominator:
Weighted average
common shares
outstanding	12,542,962	12,472,778	12,308,193
Stock options	755,725	593,863	524,130
	------------	------------	------------

Total shares	13,298,687	13,066,641	12,832,323
	==========	=======	=======
Diluted net income per share	$ 0.07	$ 0.14	$ 0.02

The computation of diluted earnings per common share in 2007, 2006, and 2005 excludes the effect of the potential exercise of options to purchase 0 shares, 33,000 shares, 179,250 shares, respectively, because the effect would be anti-dilutive.

(12) Allowance for Doubtful Accounts

Activity in the allowance for doubtful account was as follows for fiscal years 2007, 2006, and 2005:

	2007	2006	2005

Beginning balance	$ 5,461	$ 5,461	12,099

Provision for bad debt	--	--	--

Charge-offs	--	--	6,638
	-------------	-------------	-------------
Ending balance	$ 5,461	$5,461	$5,461
	=======	=======	=======