Form 10-Q
period 2008-03-29
CPS TECHNOLOGIES CORP/DE/
filed 2008-05-12
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 29, 2008
or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 0-16088

CPS TECHNOLOGIES CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization	04-2832509 (I.R.S. Employer Identification No.)
111 South Worcester Street Norton MA (Address of principal executive offices)	02766-2102 (Zip Code)

(508) 222-0614
Registrants Telephone Number, including Area Code:

CPS TECHNOLOGIES CORPORATION
111 South Worcester Street
Norton, MA 02766-2102
Former Name, Former Address and Former Fiscal Year if Changed since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
[ ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer`s classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of May 9, 2008: 12,551,959

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(continued on next page)
	March 29,	December 29,
	2008	2007
ASSETS	-------------	-------------

Current assets:
Cash and cash equivalents	$ 288,660	$ 472,059
Accounts receivable-trade
net of allowance for doubtful accounts
of $5,461	2,666,966	2,389,672
Inventories	1,671,211	1,416,264
Prepaid expenses	20,295	54,791
Deferred Taxes	544,000	544,000
	-------------	-------------
Total current assets	5,191,132	4,876,786
	-------------	-------------
Property and equipment:
Production equipment	4,944,522	4,931,008
Furniture and office equipment	244,201	211,984
Leasehold improvements	385,220	385,220
	-------------	-------------
Total cost	5,573,943	5,528,212
Accumulated depreciation
and amortization	(3,594,543)	(3,454,899)
Construction in progress	143,948	56,962
	-------------	-------------
Net property and equipment	2,123,348	2,130,275
	-------------	-------------
Total Assets	$ 7,314,480	$ 7,007,061
	=========	=========

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(continued)
LIABILITIES AND STOCKHOLDERS`	March 29,	December 29,
EQUITY	2008	2007
	-------------	-------------
Current liabilities:
Accounts Payable	$ 485,771	$ 508,129
Accrued Expenses	475,423	488,047
Current portion of obligations
under capital leases	295,265	331,233
	-------------	-------------
Total current liabilities	1,256,459	1,327,409

Obligations under capital
leases less current portion	219,183	273,638
	-------------	-------------
Total liabilities	1,475,642	1,601,047
	-------------	-------------
Stockholders` equity:
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 12,574,842 shares at March 29, 2008
and at December 29, 2007	125,749	125,749
Additional paid-in capital	32,815,183	32,805,064
Accumulated deficit	(27,041,259)	(27,463,964)
Less cost of 22,883 common shares
repurchased	(60,835)	(60,835)
	-------------	-------------
Total stockholders` equity	5,838,838	5,406,014
	-------------	-------------
Total liabilities and stockholders`
equity	$ 7,314,480	$ 7,007,061
	==========	==========

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Operations (Unaudited)
	Fiscal Quarters Ended
	March 29,	March 31,
	2008	2007
	-------------------	------------------
Total revenue	3,415,756	3,140,353

Cost of product sales	2,353,395	2,252,359
	-------------------	------------------
Gross Margin	1,062,361	887,994

Selling, general, and
administrative expense	574,532	505,945
	-------------------	------------------
Operating income	487,829	382,049

Other expense, net	(12,124)	(22,884)
	-------------------	------------------
Net income before income tax
expense	475,705	359,165
Income tax expense	53,000	19,200
	-------------------	------------------
Net income	$422,705	$339,965
	============	============
Net income per
basic common share	$ 0.03	$ 0.03
	-------------------	------------------

Weighted average number of
basic common shares
outstanding	12,551,959	12,526,080
	============	============
Net income per
diluted common share	$ 0.03	$ 0.03
	-------------------	------------------
Weighted average number of
diluted common shares
outstanding	13,272,947	13,170,813
	============	============

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Cash Flows (Unaudited)
	Fiscal Quarters Ended
	March 29,	March 31,
	2008	2007
	-------------------	------------------

Cash flows from operating activities:
Net income	$422,705	$339,965
Adjustments to reconcile net income
to cash provided by
operating activities:
Depreciation & amortization	139,644	104,658
Share-based compensation	10,119	10,169
Tax benefit from stock options	--	3,242

Changes in operating assets and liabilities:
Accounts receivable trade	(277,294)	1,036,207
Inventories	(254,947)	(483,933)
Prepaid expenses	2,279	(5,466)
Accounts payable	(22,358)	(350,005)
Accrued expenses	(12,624)	(97,778)
	-------------------	------------------
Net cash provided by operating	7,524	557,059
activities
	-------------------	------------------
Cash flows from investing activities:
Purchases of property and equipment	(100,500)	(302,667)
	-------------------	------------------
Net cash used in investing
activities	(100,500)	(302,667)
	-------------------	------------------
Cash flows from financing activities:
Payment of capital lease obligations	(90,423)	(54,074)
Proceeds from issuance of common stock	--	13,050
	-------------------	------------------
Net cash used by
financing activities	(90,423)	(41,024)
	-------------------	------------------
Net increase (decrease) in cash and cash equivalents	(183,399)	213,368
Cash and cash equivalents at beginning of period	472,059	517,540
	-------------------	------------------
Cash and cash equivalents at end of period	$ 288,660	$ 730,908
	==========	==========
Supplemental cash flow information:
Acquisition of machinery under capital leases	--	$ 242,983
Prepaid expense transferred to equipment	$ 32,217	--
Cash paid for taxes	$ 52,456	$ 120,000
Interest paid	$ 12,475	$ 23,414

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Notes to Financial Statement
(Unaudited)

(1) Nature of Business

CPS Technologies Corporation (the `Company` or `CPS`) (formerly Ceramics Process Systems Corporation) provides advanced material solutions to the electronics, robotics, automotive and other industries.

(2) Interim Financial Statements

As permitted by the rules of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles.

The accompanying financial statements are unaudited. In the opinion of management, the unaudited financial statements of CPS reflect all normal recurring adjustments which are necessary to present fairly the financial position and results of operations for such periods.

The Company`s balance sheet at December 29, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Registrant`s Annual Report on Form 10-K for the year ended December 29, 2007.

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

The following table presents the calculation of both basic and diluted EPS:
	For periods ended
	March 29,	March 31,
	2008	2007
	------------	------------
Basic EPS Computation:
Numerator:
Net income	$ 422,705	$ 339,965

Denominator:
Weighted average
Common shares
Outstanding	12,551,959	12,526,080

Basic EPS	$ 0.03	$ 0.03

Diluted EPS Computation:
Numerator:
Net income	422,705	339,965

Denominator:
Weighted average
Common shares
Outstanding	12,551,959	12,526,080
Stock options	720,988	644,733

Total Shares	13,272,947	13,170,813

Diluted EPS	$ 0.03	$ 0.03

(4) Share-Based Payments

The Company maintains a stock incentive plan (the "Plan"), which is described more fully in Note 5 to the financial statements in the 2007 Annual Report filed on Form 10-K. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123, "Share-Based Payments (revised 2004)," (SFAS No. 123R) which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). Under SFAS No. 123R, the Company provides an estimate of forfeitures at initial grant date. The Company elected the modified prospective transition method under SFAS No. 123R and accordingly has not restated periods prior to adoption. There were no shares granted under the Plan during the quarters ended March 29, 2008 and March 31, 2007. During the quarters ended March 29, 2008 and March 31, 2007 the company recognized $10,119 and $10,169 respectively as shared-based compensation expense related to previously granted shares under the plan.

(5) Inventories

Inventories consist of the following:
	March 29,	December 29,
	2008	2007
	-------------	-------------
Raw materials	$ 186,856	$ 257,387
Work in process	405,587	273,197
Finished goods	1,078,768	885,680
	-------------	-------------

Inventories	$ 1,671,211	$1,416,264
	=======	=======

(6) Accrued Expenses

Accrued expenses consist of the following:
	March 29,	December 29,
	2008	2007
	-------------	-------------

Accrued legal and accounting	$ 28,350	$ 51,950
Accrued payroll	241,124	311,324
Accrued other	158,205	77,573
Accrued income tax payable	47,744	47,200
	------------	------------
	$ 475,423	$ 488,047
	=======	=======

(7) Line of Credit and Equipment Lease Facility Agreements

In April 2005, the Company entered into line of credit and equipment lease agreements with Sovereign Bank. The line of credit is a revolving credit facility allowing the Company to borrow up to 80% of eligible accounts receivable, up to a maximum of $1 million, subject to the Company complying with certain covenants. The line of credit has a one year term and has been extended to May 2009. As of March 29, 2008 there were no borrowings under the line of credit.

The equipment lease facility allows the Company to lease up to $1.5 million of eligible capital equipment from Sovereign Bank. As of March 29, 2008, the Company has leased capital equipment with a net carrying value of $680 thousand from Sovereign Bank under the lease facility agreement, and $820 thousand of availability for future use under the lease facility agreement.

(8) Income Taxes

At December 29, 2007, the Company had approximately $7,000,000 of net operating loss carryforwards available to offset income for U.S. Federal income tax purpose. The Company has established a valuation allowance against this and its other deferred tax assets.

The Company recorded a tax provision of $9,000 for federal income taxes for the quarter ended March 29, 2008. This provision is based on the federal corporate alternative minimum tax rate rather than the statutory graduated tax rates. The Company believes it will be able to use net operating loss carryforwards to offset federal taxes, other than the corporate alternative minimum tax, in fiscal 2008.

The Company reduced the valuation allowance against deferred tax assets at the end of 2007 resulting in a deferred tax asset account of $544,000 on the Company`s balance sheet as of year-end 2007. The Company will continue to consider the need and amount of the valuation allowance against the deferred tax assets based upon its ongoing assessment of historical and projected taxable income.

The Company recorded a tax provision of $44,000 for state income taxes during the quarter ended March 29, 2008.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the financial statements of the Company and notes thereto included in this report and the Company`s Annual Report on Form 10-K for the year ended December 29, 2007.

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

Critical Accounting Policies

The critical accounting policies utilized by the Company in preparation of the accompanying financial statements are set forth in Part II, Item 7 of the Company`s Annual Report on Form 10-K for the year ended December 29, 2007, under the heading "Management`s Discussion and Analysis of Financial Condition and Results of Operations". There have been no material changes to these policies since December 29, 2007.

Overview

CPS Technologies Corporation (the `Company` or `CPS`) provides advanced material solutions to the electronics, robotics, automotive and other industries. Our primary advanced material solution is metal matrix composites, a new class of materials which are a combination of metal and ceramic. CPS has a leading, proprietary position in metal matrix composites. Metal matrix composites have several superior properties compared to conventional materials - improved thermal conductivity, thermal expansion matching, stiffness and light weight - which enable higher performance and higher reliability in our customers` products.

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

CPS was incorporated in Massachusetts in 1984 as Ceramics Process Systems Corporation and reincorporated in Delaware in April 1987 through a merger into a wholly-owned Delaware subsidiary organized for purposes of the reincorporation. In July 1987, CPS completed our initial public offering of 1.5 million shares of our Common Stock. In March 2007, Ceramics Process Systems Corporation was renamed CPS Technologies Corporation.

Results of Operations for the First Fiscal Quarter of 2008 (Q1 2008) Compared to the First Fiscal Quarter of 2007 (Q1 2007)

Total revenue was $3,416 thousand in Q1 2008, a 9% increased from revenue of $3,140 thousand in Q1 2007. The increase in revenues came from all product lines except baseplates used in cellular telephone basestations which continued to decline as these specific products near their end of life. Demand for flip-chip heat spreaders used in high-performance switches and routers increased, as did demand for baseplates used in motor control modules. The Company continued to achieve design wins for new products in Q1 2008.

Total operating expenses in Q1 2008 were $2,928 thousand, a 6% increase from total operating expenses of $2,758 thousand in Q1 2007. Cost of product sales in Q1 2008 was $2,353 thousand in Q1 2008, a 4% increase from cost of product sales in Q1 2007 of $2,252 thousand.

Cost of product sales increased primarily as a result of increased unit shipments. The gross profit on product sales in Q1 2008 was 31% compared to gross profit on product sales in Q1 2007 of 28%. This increase in gross profit was primarily the result of improved direct labor utilization in Q1 2008 compared to Q1 2007, and fixed costs being spread over increased unit shipments.

Selling, general and administrative (SG&A) expenses were $575 thousand in Q1 2008, a 14% increase over SG&A expenses of $506 thousand in Q1 2007. The increase in SG&A expenses is primarily the result of increased headcount in the SG&A functions and increased commissions paid to sales representatives as a result of higher product sales.

Liquidity and Capital Resources

The Company`s cash and cash equivalents at March 29, 2008 were $289 thousand compared to cash and cash equivalents at December 29, 2007 of $472 thousand, a decrease of $183 thousand or 39%. Cash declined as a result of changes in inventory levels and accounts receivable; management views this level of fluctuation as within the ordinary course of business.

Accounts receivable increased to $2,667 thousand at March 29, 2008 from $2,390 thousand at December 29, 2007. This change reflects increased revenues in Q1 2008 compared to Q4 2007 as well as timing of collections. The accounts receivable balance at March 29, 2008 and December 29, 2007 is net of allowance for doubtful accounts of $5 thousand.

Inventories increased to $1,671 thousand at March 29, 2008 from $1,416 thousand at December 29, 2007. Finished goods inventory increased primarily due to increased inventory being held at customers` locations on consignment. This inventory is shipped under existing purchase orders and per customers` requests. Of the total finished goods inventory of $1,079 thousand at March 29, 2008, $891 thousand was located at customers` locations pursuant to consigned inventory agreements. Of the total finished goods inventory of $886 thousand at December 29, 2007, $515 thousand was located at customers` locations pursuant to consigned inventory agreements.

The Company financed its working capital during Q1 2008 with existing cash balances and funds generated by operations. The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2008 from these same sources.

The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company`s ability to achieve its business objectives.

Contractual Obligations

In April 2005, the Company entered line of credit and equipment lease agreements with Sovereign Bank. The line of credit is a revolving credit facility allowing the Company to borrow up to 80% of eligible accounts receivable, up to a maximum of $1 million, subject to the Company complying with certain covenants. The line of credit has a one-year term. Immediately prior to expiring in April 2006 the term was extended to May 2007, and then in May the term was extended for one year to May 2008. As of March 29, 2008 there were no borrowings under the line of credit. In May 2008 the term was extended for one year to May 2009.

The equipment lease facility allows the Company to lease up to $1.5 million of eligible capital equipment. As of March 29, 2008, the Company has leased capital equipment with a net carrying value of $680 thousand from Sovereign Bank under the lease facility agreement, and $820 thousand of availability for future use under the lease facility agreement.

As of March 29, 2008 production equipment included $144 thousand of construction in progress, and in addition, the Company had outstanding commitments to purchase $49 thousand of production equipment. The Company intends to finance production equipment in construction in progress and outstanding commitments under the lease agreement with existing cash balances and funds generated by operations.

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

The Company`s contractual obligations at March 29, 2008 consist of the following:
		Payments Due by Period
		Remaining in	FY 2009 -	FY 2012 -	FY 2015 and
	Total	FY 2008	FY 2011	FY 1014	beyond
Capital lease obligations including interest	$ 555,489	$265,822	$ 289,667	$ --	$ --
Purchase commitments for production equipment	$ 48,500	$ 48,500	$ --	$ --	$ --
Operating lease obligation for facilities at 111 South Worcester Street, Norton, MA.	$1,070,000	$ 86,500	$ 367,500	$ 427,500	$ 188,500

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

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS
 None.

ITEM 1A RISK FACTORS
 There have been no material changes to the risk factors as discussed in our 2007 Form 10-K

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

Exhibit 32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

  Reports on Form 8-K

On May 12, 2008 the Company filed a report on Form 8-K relating to the announcement of its financial results for the fiscal quarter ended March 29, 2008 as presented in a press release dated May 9, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPS TECHNOLOGIES CORPORATION
(Registrant)

Date: May 12, 2008
/s/ Grant C. Bennett
Grant C. Bennett
President