Form 10-Q
period 2008-06-28
CPS TECHNOLOGIES CORP/DE/
filed 2008-08-07
CIK 814676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 28, 2008
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
[ ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of July 18, 2008: 12,661,725.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORPORATION
Consolidated Balance Sheets (Unaudited)
(continued on next page)
	June 28,	December 29,
	2008	2007
ASSETS	-------------	-------------

Current assets:
Cash and cash equivalents	$ 743,827	$ 472,059
Accounts receivable-trade
net of allowance for doubtful accounts
of $5,461	3,057,714	2,389,672
Inventories	1,570,087	1,416,264
Prepaid expenses	27,224	54,791
Deferred Taxes	544,000	544,000
	-------------	-------------
Total current assets	5,942,852	4,876,786
	-------------	-------------
Property and equipment:
Production equipment	4,976,814	4,931,008
Furniture and office equipment	246,547	211,984
Leasehold improvements	385,220	385,220
	-------------	-------------
Total cost	5,608,581	5,528,212
Accumulated depreciation
and amortization	(3,735,900)	(3,454,899)
Construction in progress	516,324	56,962
	-------------	-------------
Net property and equipment	2,389,005	2,130,275
	-------------	-------------
Total Assets	$ 8,331,857	$ 7,007,061
	=========	=========

See accompanying notes to consolidated financial statements.

CPS TECHNOLOGIES CORPORATION
Consolidated Balance Sheets (Unaudited)
(continued)
LIABILITIES AND STOCKHOLDERS`	June 28,	December 29,
EQUITY	2008	2007
	-------------	-------------
Current liabilities:
Accounts Payable	$ 614,893	$ 508,129
Accrued Expenses	688,557	488,047
Current portion of obligations
under capital leases	291,870	331,233
	-------------	-------------
Total current liabilities	1,595,320	1,327,409

Obligations under capital
leases less current portion	247,829	273,638
	-------------	-------------
Total liabilities	1,843,149	1,601,047
	-------------	-------------
Stockholders` equity:
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 12,638,842 shares at June 28, 2008
and 12,574,842 shares at December 29, 2007	126,389	125,749
Additional paid-in capital	32,897,616	32,805,064
Accumulated deficit	(26,474,462)	(27,463,964)
Less cost of 22,883 common shares
repurchased	(60,835)	(60,835)
	-------------	-------------
Total stockholders` equity	6,448,708	5,406,014
	-------------	-------------
Total liabilities and stockholders`
equity	$ 8,331,857	$ 7,007,061
	==========	==========

See accompanying notes to consolidated financial statements.

CERAMICS PROCESS SYSTEMS CORPORATION
Consolidated Statements of Operations (Unaudited)
	Fiscal Quarters Ended		Six month Periods Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	------------	------------	------------	------------
Product sales	$ 4,472,069	$ 3,067,042	$ 7,887,825	$ 6,207,395

Cost of product sales	3,101,750	2,423,716	5,455,145	4,676,075
	------------	------------	------------	------------
Gross Margin	1,370,319	643,326	2,432,680	1,531,320

Selling, general, and
administrative expense	721,968	492,908	1,296,500	998,852
	------------	------------	------------	------------
Operating income	648,351	150,418	1,136,180	532,468

Other income(expense), net	(10,554)	(12,946)	(22,678)	(35,831)
	------------	------------	------------	------------
Net income before income tax
expense	637,797	137,472	1,113,502	496,637
Income tax expense	71,000	5,608	124,000	24,808
	------------	------------	------------	------------
Net income	$566,797	$131,864	$989,502	$471,829
	=========	=========	=========	=========
Net income per
basic common share	$ 0.05	$ 0.01	$ 0.08	$ 0.04
	------------	------------	------------	------------

Weighted average number of
basic common shares
outstanding	12,562,508	12,546,959	12,557,234	12,536,519
	=========	=========	=========	=========
Net income per
diluted common share	$ 0.04	$ 0.01	$ 0.07	$ 0.04
	------------	------------	------------	------------
Weighted average number of
diluted common shares
outstanding	13,219,672	13,376,040	13,246,310	13,273,426
	=========	=========	=========	=========

See accompanying notes to consolidated financial statements.

CPS TECHNOLOGIES CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
	Six-Month Period Ended
	June 28,	June 30,
	2008	2007
	---------	---------

Cash flows from operating activities:
Net income	$989,502	$471,829
Adjustments to reconcile net income
to cash provided by
operating activities:
Depreciation & amortization	281,002	232,083
Share-based compensation	22,254	25,291
Tax benefit from stock options	6,298	3,242

Changes in operating assets and liabilities:
Accounts receivable trade	(668,042)	763,294
Inventories	(153,823)	(609,010)
Prepaid expenses	(4,650)	(18,360)
Accounts payable	106,764	(299,385)
Accrued expenses	200,510	(63,785)
	---------	---------
Net cash provided by operating	798,815	505,199
activities
	---------	---------
Cash flows from investing activities:
Purchases of property and equipment	(507,515)	(387,517)
	---------	---------
Net cash used in investing
activities	(507,515)	(387,517)
	---------	---------
Cash flows from financing activities:
Payment of capital lease obligations	(65,172)	(138,991)
Proceeds from issuance of common stock	64,640	13,050
	---------	---------
Net cash used by
financing activities	(532)	(125,941)
	---------	---------
Net increase (decrease) in cash and cash equivalents	271,768	(8,259)
Cash and cash equivalents at beginning of period	472,059	517,540
	---------	---------
Cash and cash equivalents at end of period	$ 743,827	$ 509,281
	=========	=========
Supplemental cash flow information:
Acquisition of machinery under capital leases	$ 117,484	$ 425,715
Prepaid expense transferred to equipment	$ 32,217	--
Cash paid for taxes	$ 52,426	$ 120,000
Interest paid	$ 23,109	$ 37,094

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

The Company`s balance sheet at December 29, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

The following table presents the calculation of both basic and diluted EPS:
	Quarters Ended		Six-Month Periods Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	------------	------------	------------	------------
Basic EPS Computation:
Numerator:
Net income	$ 566,797	$ 131,864	$ 989,502	$ 471,829

Denominator:
Weighted average
Common shares
Outstanding	12,562,508	12,546,959	12,557,234	12,536,519

Basic EPS	$ 0.05	$ 0.01	$ 0.08	$ 0.04

Diluted EPS Computation:
Numerator:
Net income	566,797	131,864	989,502	471,829

Denominator:
Weighted average
Common shares
Outstanding	12,562,508	12,546,959	12,557,234	12,536,519
Dilutive effect of Stock options	657,164	829,081	689,076	736,907

Total Shares	13,219,672	13,376,040	13,246,310	13,273,426

Diluted EPS	$ 0.04	$ 0.01	$ 0.07	$ 0.04

(4) Share-Based Payments

The Company maintains a stock incentive plan (the "Plan"), which is described more fully in Note 5 to the consolidated financial statements in the 2007 Annual Report filed on Form10-K. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123, "Share-Based Payments (revised 2004)," (SFAS No. 123R) which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). Under SFAS No. 123R, the Company provides an estimate of forfeitures at initial grant date. The Company elected the modified prospective transition method under SFAS No. 123R and accordingly has not restated periods prior to adoption. There were no shares granted under the Plan during the quarters ended June 28, 2008 and June 30, 2007. During the three and six months ended June 28, 2008, the Company recognized $12,135 and $22,254 respectively as shared-based compensation expense related to previously granted shared under the Plan. During the three and six months ended June 30, 2007, the Company recognized $15,122 and $25,281 respectively as shared-based compensation expense related to previously granted shares under the Plan.

(5) Inventories

Inventories consist of the following:
	June 28,	December 29,
	2008	2007
	-------------	-------------
Raw materials	$ 343,761	$ 257,387
Work in process	378,398	273,197
Finished goods	847,928	885,680
	-----------	-----------

Inventories	$ 1,570,087	$ 1,416,264
	=======	=======

(6) Accrued Expenses

Accrued expenses consist of the following:
	June 28,	December 29,
	2008	2007
	-------------	-------------

Accrued legal and accounting	$ 40,026	$ 51,950
Accrued payroll	427,140	311,324
Accrued other	108,945	77,573
Accrued income tax payable	112,446	47,200
	------------	------------
	$ 688,557	$ 488,047
	=======	=======

(7) Line of Credit and Equipment Lease Facility Agreements
In April 2005, the Company entered into line of credit and equipment lease agreements with Sovereign Bank. The line of credit is a revolving credit facility allowing the Company to borrow up to 80% of eligible accounts receivable, up to a maximum of $1 million, subject to the Company complying with certain covenants. The line of credit has a one year term and has been renewed each year since 2005. In Q2 2008 it was renewed to May 2009. As of June 28, 2008 there were no borrowings under the line of credit.

The equipment lease facility allows the Company to lease up to $1.5 million of eligible capital equipment from Sovereign Bank. As of June 28, 2008, the Company has leased capital equipment with a net carrying value of $719 thousand from Sovereign Bank under the lease facility agreement, and $781 thousand of availability for future use under the lease facility agreement.

(8) Income Taxes
At December 29, 2007, the Company had approximately $7,000,000 of net operating loss carryforwards available to offset income for U.S. Federal income tax purpose. The Company has established a valuation allowance against this and its other deferred tax assets.

The Company recorded a tax provision of $12,000 and $21,000 for federal income taxes for the three and six months ended June 28, 2008, respectively. This provision is based on the federal corporate alternative minimum tax rate rather than the statutory graduated tax rates. The Company believes it will be able to use net operating loss carryforwards to offset federal taxes, other than the corporate alternative minimum tax, in fiscal 2008.

The Company reduced the valuation allowance against deferred tax assets at the end of 2007 resulting in a deferred tax asset account of $544,000 on the Company`s Consolidated Balance Sheet as of year-end 2007. The Company will continue to consider the need and amount of the valuation allowance against the deferred tax assets based upon its ongoing assessment of historical and projected taxable income.

The Company recorded a tax provision of $59,000 and $103,000 for state income taxes during the three and six months ended June 28, 2008, respectively.

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

Like plastics many years ago, this new class of materials will penetrate many end markets over many years. CPS management believes our business model of providing advanced material solutions to a portfolio of high growth end markets which are, at any point in time, in various stages of the technology adoption lifecycle, provides CPS with the opportunity for sustained growth and a diversified customer base. We believe we have validated this model as we are now supplying customers at all stages of the technology adoption lifecycle.

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

We are also actively working with customers in end markets at the beginning stages of the adoption lifecycle. An example is CPS`s HybridTech armor technology which has the potential for greater multi-hit capability, lighter weight and lower costs than conventional armor.

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

Results of Operations for the Second Fiscal Quarter of 2008 (Q2 2008) Compared to the Second Fiscal Quarter of 2007 (Q2 2007)

Total revenue was $4,472 thousand in Q2 2008, a 46% increase from revenue of $3,067 thousand in Q2 2007. The increase in revenues came from all product families except baseplates for cellular telephone basestations which continued to decline as these specific products near their end of life. We supply components to OEMs; each of our products has a specific life cycle. The revenue growth in Q2 came primarily from products introduced 1-2 years ago which have now entered the growth phase of their product life cycles; this is particularly the case for specific flip-chip heat spreaders used in high-performance switches and routers which generated the greatest growth in Q2. Demand for baseplates used in motor controllers also increased as did demand for hermetic metal packages.

Total operating expenses in Q2 2008 were $3,824 thousand, a 31% increase from total operating expenses in Q2 2007 of $2,917 thousand. Cost of product sales in Q2 2008 were $3,102 thousand, a 28% increase from cost of product sales in Q2 2007 of $2,424 thousand. Cost of product sales increased primarily as a result of increased unit shipments. The gross profit on product sales in Q2 2008 was 31% compared to gross profit on product sales in Q2 2007 of 21%. The increase in gross profit is primarily the result of improved labor utilization and fixed costs being spread over increased unit shipments; overhead increased at a much lower rate than did unit shipments.

Selling, general and administrative (SG&A) expenses were $722 thousand in Q2 2008, a 46% increase from SG&A expenses of $493 thousand in Q2 2007. The increase in SG&A expenses is primarily the result of higher commissions paid to sales representatives, higher sales promotion expenses, and higher fees for external professional services.

Results of Operations for First Six Months 2008 Compared to First Six Months of 2007

Total revenue was $7,888 thousand in the first six months of 2008, a 27% increase from total revenue of $6,207 thousand in the first six months of 2007. The increase in revenues came from all product families except baseplates for cellular telephone basestations which continued to decline as these specific products near their end of life. Demand was up in the first six months of 2008 compared to the same period a year ago for flip-chip heat spreaders used in high-performance switches and routers, baseplates used in motor control modules, and hermetic metal packages.

Total operating expenses in the first six months of 2008 were $6,752 thousand, a 19% increase from total operating expenses of $5,675 thousand in the first six months of 2007. Cost of product sales in the first six months of 2008 were $5,455 thousand, a 17% increase from cost of product sales of $4,676 thousand in the first six months of 2007. Cost of product sales increased primarily as a result of increased unit shipments. Gross profit on product sales in the first six months of 2008 was 31% compared with gross profit on product sales of 25% in the first six months of 2007. The increase in gross profit on product sales is primarily the result of improved labor utilization in the first months of 2008 compared to the first six months of 2007, and fixed costs being spread over increased unit shipments.

Selling, general and administrative (SG&A) expenses were $1,297 thousand in the first six months of 2008, a 30% increase from SG&A expenses of $999 thousand in the first six months of 2007. The increase in SG&A expenses is primarily the result of accruing for compensation expense for bonuses paid, higher commissions paid to sales representatives and higher sales promotion expenses and higher salary costs associated with increased personnel additions in the sales function.

Liquidity and Capital Resources

The Company`s cash and cash equivalents at June 28, 2008 were $744 thousand compared to cash and cash equivalents at December 29, 2007 of $472 thousand, an increase of $272 thousand or 58%.

Accounts receivable increased to $3,058 thousand at June 28, 2008 from $2,390 thousand at December 29, 2007. This change reflects increased shipments in Q2 2008 compared to Q4 2007, as well as the timing of shipments and collections. The accounts receivable balance at June 28, 2008 and December 29, 2007 is net of allowance for doubtful accounts of $5 thousand.

Inventories increased to $1,570 thousand at June 28, 2008 from $1,416 thousand at December 29, 2007. Raw materials inventory increased primarily due to purchased components used in the Company`s hermetic packaging products; work-in-process inventory increased to support higher unit shipments; finished goods inventory decreased at the Company`s Norton location due to timing of shipments. Of the total finished goods inventory of $848 thousand at June 28, 2008, $567 thousand was located at customers` locations pursuant to consigned inventory agreements. Of the total finished goods inventory of $886 thousand at December 29, 2007, $515 thousand was located at customers` locations pursuant to consigned inventory agreements.

The Company financed its working capital during Q2 2008 and the six months ended June 28, 2008 with existing cash balances and funds generated by operations. The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2008 from these same sources.

The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company`s ability to achieve its business objectives.

Contractual Obligations

In April 2005, the Company entered line of credit and equipment lease agreements with Sovereign Bank. The line of credit is a revolving credit facility allowing the Company to borrow up to 80% of eligible accounts receivable, up to a maximum of $1 million, subject to the Company complying with certain covenants. The line of credit has a one-year term and has been renewed each year since 2005. In Q2 2008 the term was extended to May 2009. As of June 28, 2008 there were no borrowings under the line of credit.

The equipment lease facility allows the Company to lease up to $1.5 million of eligible capital equipment. As of June 28, 2008, the Company has leased capital equipment with a carrying value of $719 thousand from Sovereign Bank under the lease facility agreement, and $781 thousand of availability for future use under the lease facility agreement.

As of June 28, 2008 production equipment included $516 thousand of construction in progress, and in addition, the Company had outstanding commitments to purchase $176 thousand of production equipment. The Company intends to finance production equipment in construction in progress and outstanding commitments under the lease agreement with existing cash balances and funds generated by operations.

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

The Company`s contractual obligations at June 28, 2008 consist of the following:
Payments Due by Period
		Remaining in	FY 2009 -	FY 2012 -	FY 2015 and
	Total	FY 2008	FY 2011	FY 1014	beyond
Capital lease obligations including interest	$ 584,176	$ 181,688	$ 402,488	$ --	$ --
Purchase commitments for production equipment	$ 176,221	$ 176,221	$ --	$ --	$ --
Operating lease obligation for facilities at 111 South Worcester Street, Norton, MA.	$1,040,000	$ 57,500	$ 368,000	$ 427,000	$ 187,500

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

Exhibit 32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

  Reports on Form 8-K

On August 7, 2008 the Company filed a report on Form 8-K relating to the announcement of its financial results for the quarter ended June 28, 2008 as presented in a press release dated August 7, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPS TECHNOLOGIES CORPORATION
(Registrant)

Date: August 7, 2008
/s/ Grant C. Bennett
Grant C. Bennett
President