Form 10-Q/A
period 2008-06-28
CPS TECHNOLOGIES CORP/DE/
filed 2008-09-09
CIK 814676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

We are filing this Amendment #1 to the Form 10-Q originally filed on August 7, 2008, to correct a typographical error in one subtotal in the Consolidated Statements of Cash Flows. In the Consolidated Statements of Cash Flows for the Six-Month Period Ended June 28, 2008, the "Net cash provided by operating activities" should be $779,815 rather than $798,815. There are no other changes."

For the convenience of the reader, this Form 10-Q/A sets forth the originally filed Form 10-Q as amended herein, in its entirety.

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

CPS TECHNOLOGIES CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
	Six-Month Period Ended
	June 28,	June 30,
	2008	2007
	---------	---------

Cash flows from operating activities:
Net income	$989,502	$471,829
Adjustments to reconcile net income
to cash provided by
operating activities:
Depreciation & amortization	281,002	232,083
Share-based compensation	22,254	25,291
Tax benefit from stock options	6,298	3,242

Changes in operating assets and liabilities:
Accounts receivable trade	(668,042)	763,294
Inventories	(153,823)	(609,010)
Prepaid expenses	(4,650)	(18,360)
Accounts payable	106,764	(299,385)
Accrued expenses	200,510	(63,785)
	---------	---------
Net cash provided by operating	779,815	505,199
activities
	---------	---------
Cash flows from investing activities:
Purchases of property and equipment	(507,515)	(387,517)
	---------	---------
Net cash used in investing
activities	(507,515)	(387,517)
	---------	---------
Cash flows from financing activities:
Payment of capital lease obligations	(65,172)	(138,991)
Proceeds from issuance of common stock	64,640	13,050
	---------	---------
Net cash used by
financing activities	(532)	(125,941)
	---------	---------
Net increase (decrease) in cash and cash equivalents	271,768	(8,259)
Cash and cash equivalents at beginning of period	472,059	517,540
	---------	---------
Cash and cash equivalents at end of period	$ 743,827	$ 509,281
	=========	=========
Supplemental cash flow information:
Acquisition of machinery under capital leases	$ 117,484	$ 425,715
Prepaid expense transferred to equipment	$ 32,217	--
Cash paid for taxes	$ 52,426	$ 120,000
Interest paid	$ 23,109	$ 37,094

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

Date: September 9, 2008
/s/ Grant C. Bennett
Grant C. Bennett
President