Form 10-Q
period 2008-09-27
CPS TECHNOLOGIES CORP/DE/
filed 2008-11-12
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 27, 2008
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
[ ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of November 03, 2008: 12,624,959.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORPORATION
Consolidated Balance Sheets (Unaudited)
(continued on next page)
	September 27,	December 29,
	2008	2007
ASSETS	-------------	-------------

Current assets:
Cash and cash equivalents	$ 1,227,997	$ 472,059
Accounts receivable-trade
net of allowance for doubtful accounts
of $5,461	2,187,164	2,389,672
Inventories	1,784,459	1,416,264
Prepaid expenses	79,197	54,791
Deferred Taxes	544,000	544,000
	-------------	-------------
Total current assets	5,822,817	4,876,786
	-------------	-------------
Property and equipment:
Production equipment	5,357,813	4,931,008
Furniture and office equipment	262,976	211,984
Leasehold improvements	453,293	385,220
	-------------	-------------
Total cost	6,074,082	5,528,212
Accumulated depreciation
and amortization	(3,894,949)	(3,454,899)
Construction in progress	223,517	56,962
	-------------	-------------
Net property and equipment	2,402,650	2,130,275
	-------------	-------------
Total Assets	$ 8,225,467	$ 7,007,061
	=========	=========

See accompanying notes to consolidated financial statements.

CPS TECHNOLOGIES CORPORATION
Consolidated Balance Sheets (Unaudited)
(continued)
LIABILITIES AND STOCKHOLDERS`	September 27,	December 29,
EQUITY	2008	2007
	-------------	-------------
Current liabilities:
Accounts Payable	$ 540,516	$ 508,129
Accrued Expenses	526,550	488,047
Current portion of obligations
under capital leases	289,354	331,233
	-------------	-------------
Total current liabilities	1,356,420	1,327,409

Obligations under capital
leases less current portion	210,654	273,638
	-------------	-------------
Total liabilities	1,567,074	1,601,047
	-------------	-------------
Stockholders` equity:
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 12,647,842 shares at September 27, 2008
and 12,574,842 shares at December 30, 2007	126,479	125,749
Additional paid-in capital	32,901,943	32,805,064
Accumulated deficit	(26,309,194)	(27,463,964)
Less cost of 22,883 common shares
repurchased	(60,835)	(60,835)
	-------------	-------------
Total stockholders` equity	6,658,393	5,406,014
	-------------	-------------
Total liabilities and stockholders`
equity	$ 8,225,467	$ 7,007,061
	==========	==========

See accompanying notes to consolidated financial statements.

CPS TECHNOLOGIES CORPORATION
Consolidated Statements of Operations (Unaudited)
	Fiscal Quarters Ended		Nine month Periods Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	------------	------------	------------	------------
Product sales	$ 3,580,350	$ 3,082,329	$ 11,468,175	$ 9,289,724

Cost of product sales	2,786,854	2,279,054	8,241,999	6,955,129
	------------	------------	------------	------------
Gross Margin	793,496	803,275	3,226,176	2,334,595

Selling, general, and
administrative expense	612,932	544,642	1,909,432	1,543,494
	------------	------------	------------	------------
Operating income	180,564	258,633	1,316,744	791,101

Other income(expense), net	(12,296)	(14,424)	(34,974)	(50,255)
	------------	------------	------------	------------
Net income before income tax
expense	168,268	244,209	1,281,770	740,846
Income tax expense	3,000	19,271	127,000	44,079
	------------	------------	------------	------------
Net income	$165,268	$224,938	$1,154,770	$696,767
	=========	=========	=========	=========
Net income per
basic common share	$ 0.01	$ 0.02	$ 0.09	$ 0.06
	------------	------------	------------	------------

Weighted average number of
basic common shares
outstanding	12,621,003	12,546,959	12,578,490	12,539,999
	=========	=========	=========	=========
Net income per
diluted common share	$ 0.01	$ 0.02	$ 0.09	$ 0.05
	------------	------------	------------	------------
Weighted average number of
diluted common shares
outstanding	13,265,264	13,344,888	13,252,628	13,297,247
	=========	=========	=========	=========

See accompanying notes to consolidated financial statements.

CPS TECHNOLOGIES CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
	Nine-Month Period Ended
	September 27,	September 29,
	2008	2007
	---------	---------

Cash flows from operating activities:
Net income	$1,154,770	$696,767
Adjustments to reconcile net income
to cash provided by
operating activities:
Depreciation & amortization	440,050	339,446
Share-based compensation	17,148	29,237
Tax benefit from stock options	6,819	3,242

Changes in operating assets and liabilities:
Accounts receivable trade	202,508	734,624
Inventories	(368,195)	(540,194)
Prepaid expenses	(56,623)	2,307
Accounts payable	32,387	(494,462)
Accrued expenses	38,503	(138,206)
	---------	---------
Net cash provided by operating	1,467,367	632,761
activities
	---------	---------
Cash flows from investing activities:
Purchases of property and equipment	(515,078)	(442,437)
	---------	---------
Net cash used in investing
activities	(515,078)	(442,437)
	---------	---------
Cash flows from financing activities:
Payment of capital lease obligations	(269,993)	(234,608)
Proceeds from issuance of common stock	73,642	13,050
	---------	---------
Net cash used by
financing activities	(196,351)	(221,558)
	---------	---------
Net increase (decrease) in cash and cash equivalents	755,938	(31,234)
Cash and cash equivalents at beginning of period	472,059	517,540
	---------	---------
Cash and cash equivalents at end of period	$ 1,227,997	$ 486,306
	=========	=========
Supplemental cash flow information:
Acquisition of machinery under capital leases	$ 165,130	$ 425,715
Prepaid expense transferred to equipment	$ 32,217	$ --
Cash paid for taxes	$ 72,640	$ 150,298
Interest paid	$ 35,414	$ 51,627

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

The following table presents the calculation of both basic and diluted EPS:
	Quarters Ended		Nine-Month Periods Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	------------	------------	------------	------------
Basic EPS Computation:
Numerator:
Net income	$ 165,268	$ 224,938	$ 1,154,770	$ 696,767

Denominator:
Weighted average
Common shares
Outstanding	12,621,003	12,546,959	12,578,490	12,539,999

Basic EPS	$ 0.01	$ 0.02	$ 0.09	$ 0.06

Diluted EPS Computation:
Numerator:
Net income	165,268	224,938	1,154,770	696,767

Denominator:
Weighted average
Common shares
Outstanding	12,621,003	12,546,959	12,578,490	12,539,999
Dilutive effect of Stock options	644,261	797,929	674,138	757,248

Total Shares	13,265,264	13,344,888	13,252,628	13,297,247

Diluted EPS	$ 0.01	$ 0.02	$ 0.09	$ 0.05

(4) Share-Based Payments
The Company maintains a stock incentive plan (the "Plan"), which is described more fully in Note 5 to the consolidated financial statements in the 2007 Annual Report filed on Form10-K. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123, "Share-Based Payments (revised 2004)," (SFAS No. 123R) which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). Under SFAS No. 123R, the Company provides an estimate of forfeitures at initial grant date. There were 8,000 shares granted under the Plan during the quarter ended September 27, 2008 and no shares granted under the Plan during the quarter ended September 29, 2007. During the three and nine months ended September 27, 2008, the Company recognized ($5,106), a $5,894 expense and a recovery of $11,000, and $17,148 respectively as shared-based compensation expense related to previously granted shares under the Plan. During the three and nine months ended September 29, 2007, the Company recognized $3,946 and $29,237 respectively as share-based compensation expense related to previously granted shares under the Plan.

(5) Inventories

Inventories consist of the following:
	September 27,	December 29,
	2008	2007
	-------------	-------------
Raw materials	$ 385,476	$ 257,387
Work in process	514,606	273,197
Finished goods	884,377	885,680
	-----------	-----------

Inventories	$ 1,784,459	$ 1,416,264
	=======	=======

(6) Accrued Expenses

Accrued expenses consist of the following:
	September 27,	December 29,
	2008	2007
	-------------	-------------

Accrued legal and accounting	$ 55,539	$ 51,950
Accrued payroll	264,844	311,324
Accrued other	111,426	77,573
Accrued income tax payable	94,741	47,200
	------------	------------
	$ 526,550	$ 488,047
	=======	=======

(7) Line of Credit and Equipment Lease Facility Agreements
In April 2005, the Company entered into line of credit and equipment lease agreements with Sovereign Bank. The line of credit is a revolving credit facility allowing the Company to borrow up to 80% of eligible accounts receivable, up to a maximum of $1 million, subject to the Company complying with certain covenants. The line of credit has a one year term, has been renewed each year since 2005, and has been extended to May 2009. As of September 27, 2008 there were no borrowings under the line of credit.

The equipment lease facility allows the Company to lease up to $1.5 million of eligible capital equipment from Sovereign Bank. As of September 27, 2008, the Company has leased capital equipment with a net carrying value of $724 thousand from Sovereign Bank under the lease facility agreement.

(8) Income Taxes
At December 29, 2007, the Company had approximately $7,000,000 of net operating loss carryforwards available to offset income for U.S. Federal income tax purpose. The Company has established a valuation allowance against this and its other deferred tax assets.

The Company recorded a tax provision of $2,000 and $23,000 for federal income taxes for the three and nine months ended September 27, 2008, respectively. This provision is based on the federal corporate alternative minimum tax rate rather than the statutory graduated tax rates. The Company believes it will be able to use net operating loss carryforwards to offset federal taxes, other than the corporate alternative minimum tax, in fiscal 2008.

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

The Company recorded a tax provision of $1,000 and $104,000 for state income taxes during the three and nine months ended September 27, 2008.

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

Results of Operations for the Third Fiscal Quarter of 2008 (Q3 2008) Compared to the Third Fiscal Quarter of 2007 (Q3 2007)

Total revenue was $3,580 thousand in Q3 2008, a 16% increase from revenue of $3,082 thousand in Q3 2007. In Q3 2008 revenue from baseplates for hermetic metal packages, AlSiC lids and heatspreaders, and AlSiC baseplates for motor controllers increased while revenue from baseplates for cellular telephone basestations declined compared to the same period a year ago.

Total operating expenses in Q3 2008 were $3,400 thousand, a 20% increase from total operating expenses in Q3 2007 of $2,824 thousand. Cost of product sales in Q3 2008 were $2,787 thousand, a 22% increase from cost of product sales in Q3 2007 of $2,279 thousand. Cost of product sales increased due to increased material, labor and overhead costs needed to support the increased revenues. The gross profit on product sales in Q3 2008 was 22% compared to gross profit on product sales in Q3 2007 of 26%. The gross margin declined due to higher material and labor costs associated with changes in product mix, and with increased headcount brought on board earlier in 2008 to support higher revenue levels.

Selling, general and administrative (SG&A) expenses were $613 thousand in Q3 2008, a 13% increase from SG&A expenses of $545 thousand in Q3 2007. The increase in SG&A expenses is primarily the result of increases in salary cost associated with increased headcount, and increased commissions paid to sales representatives due to increased shipments in territories in which the Company has commissioned representatives.

Results of Operations for First Nine Months 2008 Compared to First Nine Months of 2007

Total revenue was $11,468 thousand in the first nine months of 2008, a 23% increase from total revenue of $9,290 thousand in the first nine months of 2007. Demand for lids and heatspreaders, baseplates for motor control modules, and hermetic metal packages increased while demand for baseplates for cellular telephone basestations decreased in the first nine months of 2008 compared to the same period a year ago.

Total operating expenses in the first nine months of 2008 were $10,151 thousand, a 19% increase from total operating expenses of $8,499 thousand in the first nine months of 2007. Cost of product sales in the first nine months of 2008 were $8,242 thousand, a 19% increase from cost of product sales of $6,955 thousand in the first nine months of 2007. Cost of product sales increased primarily as a result of increased unit shipments and increased headcount both in direct labor and overhead. Gross profit on product sales in the first nine months of 2008 was 28% compared to gross profit on product sales of 25% in the first nine months of 2007. This increase in gross profit is primarily the result of higher revenues in the first nine months 2008 compared to the first nine months 2007, resulting in fixed costs being spread over a much larger revenue base over the first nine months of 2008 compared to the first nine months of 2007.

Selling, general and administrative (SG&A) expenses were $1,909 thousand in the first nine months of 2008, a 24% increase from SG&A expenses of $1,543 thousand in the first nine months of 2007. The increase in SG&A expenses is primarily the result of higher commissions paid to sales representatives, higher sales promotion expenses and higher salary costs associated with increased personnel additions in the sales and administrative functions.

Liquidity and Capital Resources

The Company`s cash and cash equivalents at September 27, 2008 were $1,228 thousand, an increase of 160% or $756 thousand compared to cash and cash equivalents of $472 thousand at December 29, 2007. This increase in cash and cash equivalents is primarily the result of increased cash collected in Q3 from increase revenues of Q2 2008 compared to Q4 2007. In Q3 2008 the Company made investments in capital equipment and process improvements to support future growth and to achieve cost reductions, but as Q3 progressed and the macro economic credit crisis unfolded, the Company has curtailed investments. The Company expects that the quarter-end cash balance will fluctuate in future quarters as revenues fluctuate, and as the Company assesses the condition of economy.

Accounts receivable declined to $2,187 thousand at September 27, 2008 from $2,390 thousand at December 27, 2007. This change reflects the size and timing of shipments and collections in Q3 2008 compared to Q4 2007; there has been no significant change in days sales outstanding. The accounts receivable balance at September 27, 2008 and December 29, 2007 is net of allowance for doubtful accounts of $5 thousand.

Inventories increased to $1,784 thousand at September 27, 2008 from $1,416 thousand at December 29, 2007. Raw materials inventory increased primarily due to purchased components used in the Company`s hermetic packaging product line; work-in-process inventory increased due to product mix changes; finished goods inventory remained constant. The average cost of a hermetic metal package is higher than the average cost of an AlSiC product so as hermetic metal package shipments have grown faster than AlSiC shipments in 2008, the value of work-in-process inventory has increased.

All consigned inventory is shipped under existing purchase orders and per customers` requests. Of the total finished goods inventory of $884 thousand at September 27, 2008, $554 thousand was located at customers` locations pursuant to consigned inventory agreements. Of the total finished goods inventory of $886 thousand at December 29, 2007, $515 thousand was located at customers` locations pursuant to consigned inventory agreements.

The Company financed its working capital during Q3 2008 and the nine months ended September 27, 2008 with existing cash balances and funds generated by operations. The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2008 from these same sources.

The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company`s ability to achieve its business objectives.

Contractual Obligations

In April 2005, the Company entered line of credit and equipment lease agreements with Sovereign Bank. The line of credit is a revolving credit facility allowing the Company to borrow up to 80% of eligible accounts receivable, up to a maximum of $1 million, subject to the Company complying with certain covenants. The line of credit has a one-year term. In the second quarter of 2008 the term was extended to May 2009. As of September 27, 2008 there were no borrowings under the line of credit.

The equipment lease facility allows the Company to lease up to $1.5 million of eligible capital equipment. As of September 27, 2008, the Company has leased capital equipment with a carrying value of $724 thousand under the lease facility agreement.

As of September 27, 2008 production equipment included $224 thousand of construction in progress, and in addition, the Company had outstanding commitments to purchase $145 thousand of production equipment. The Company intends to finance production equipment in construction in progress and outstanding commitments under the lease agreement with existing cash balances and funds generated by operations.

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

The Company`s contractual obligations at September 27, 2008 consist of the following:
Payments Due by Period
		Remaining in	FY 2009 -	FY 2012 -	FY 2015 and
	Total	FY 2008	FY 2011	FY 2014	beyond
Capital lease obligations including interest	$ 537,996	$ 92,704	$ 445,292	$ --	$ --
Purchase commitments for production equipment	$ 145,153	$ 145,153	$ --	$ --	$ --
Operating lease obligation for facilities at 111 South Worcester Street, Norton, MA.	$1,010,500	$ 29,000	$ 367,500	$ 427,000	$ 187,000

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

Exhibit 32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

  Reports on Form 8-K

On November 11, 2008 the Company filed a report on Form 8-K relating to the announcement of its financial results for the quarter ended September 27, 2008 as presented in a press release dated November 10, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPS TECHNOLOGIES CORPORATION
(Registrant)

Date: November 11, 2008
/s/ Grant C. Bennett
Grant C. Bennett
President