Form 10-K
period 2008-12-27
CPS TECHNOLOGIES CORP/DE/
filed 2009-03-27
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 27, 2008
or
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
[ ] Yes [X] No

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was $15,079,534 based on the average of the reported closing bid and asked prices for the Common Stock as of the last business day of the registrant`s most recently completed second fiscal quarter as reported on the OTC Bulletin Board.

Number of shares of Common Stock outstanding as of March 20, 2009: 12,624,959 shares.

Documents incorporated by reference.

Part I

Item 1. Business.

CPS Technologies Corporation (the `Company` or `CPS`) (formerly Ceramics Process Systems Corporation) provides advanced material solutions to the electronics, power generation, automotive and other industries. In 2008 the Company also entered into a cooperative agreement with the U.S. Army to further develop its composite technology to produce armor.

The Company`s products are generally used in high-power, high-reliability applications. These applications always involve energy use or energy generation and the Company`s products allow higher performance and improved energy efficiency. The Company is an important participant in the growing movement towards alternative energy and "green" lifestyles. For example, the Company`s products are used in mass transit, hybrid and electric cars, wind-turbines for electricity generation as well as routers and switches for the internet which in turn allows telecommuting.

Our primary advanced material solution is metal matrix composites (MMCs), a new class of materials which are a combination of metal and ceramic. CPS has a leading, proprietary position in metal matrix composites. Metal matrix composites have several superior properties compared to conventional materials including improved thermal conductivity, thermal expansion matching, stiffness and light weight which enable higher performance and higher reliability in our customers` products.

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

Concurrently, CPS is participating in certain end markets that are at an earlier stage of the adoption lifecycle. Management believes these end markets will generate additional growth longer-term. An example of such an end market is motor controllers for hybrid automotives and trucks.

We are also actively working with customers in end markets at the beginning stages of the adoption lifecycle. An example of such a market is the market for armor. In 2008 the Company entered into a cooperative agreement with the Army Research Laboratory to further develop large hybrid metal matrix composite modules which integrally combine metal matrix composites and ceramics by enveloping ceramic tiles with MMCs. This system offers a lighter weight, durable, multi-hit capable and cost competitive alternative to conventional steel, aluminum and ceramic based armor systems. CPS hybrid hard face armor modules are comprised of multiple materials completely enveloped within and mechanically and chemically bonded to lightweight and stiff aluminum metal matrix composites.

The Company believes that its hybrid hard face armor tiles will find application in many military vehicles as well as armored commercial vehicles.

Our products are manufactured by proprietary processes we have developed including the QuicksetTM Injection Molding Process (`Quickset Process`) and the QuickCastTM Pressure Infiltration Process (`QuickCast Process`).

CPS was incorporated in Massachusetts in 1984 as Ceramics Process Systems Corporation and reincorporated in Delaware in April 1987 through a merger into a wholly-owned Delaware subsidiary organized for purposes of the reincorporation. In July 1987, CPS completed our initial public offering of 1.5 million shares of our Common Stock. In March 2007, we changed our name from Ceramics Process Systems Corporation to CPS Technologies Corporation.

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

Today our primary products for IGBT applications are used in electric trains, subway cars, wind-generating turbines and hybrid and electric vehicles.

Major automobile companies around the world are introducing hybrid electric vehicles (HEVs) and electric vehicle (EVs) at an increasing rate. This focus on more energy efficient vehicles is being driven by increases in energy costs and concerns about climate change. There are many varieties of HEVs and EVs, but all HEVs and EVs contain an electric motor and contain one or more motor controller modules. The Company provides baseplates on which motor controller modules are assembled; these baseplates are lighter weight and provide greater reliability than baseplates made from more conventional materials.

In 2008, the first two commercial hybrid automobile models containing motor controller modules using the Company`s baseplates entered production. The Company is working with multiple tier one and tier two suppliers to the automobile industry on several new designs for future introduction. The Company believes the HEV and EV markets will be the source of significant and long-term growth for the Company.

Customers

We sell primarily to major microelectronics systems houses in the United States, Europe and Asia. Our customers typically purchase prototype and evaluation quantities of our products over a one to three year period before purchasing production volumes.

In 2008, our four largest customers accounted for 35%, 28%, 8% and 5% of revenues, respectively. In 2008, 91% of our revenues were derived from commercial applications and 9% from defense-related applications.

Research and Development

In 2008, research and development costs were incurred related to the Cooperative Agreement with the US Army. These costs consist of labor, including applicable overhead expenses, materials and other costs associated with our Cooperative Agreement. Total expenditures incurred in 2008 under this Cooperative Agreement amounted to $376 thousand of which $310 thousand is included in cost of research and development under cooperative agreement in the Statement of Income. $357 thousand of these costs were funded by the US Army in 2008 and is classified as research and development cooperative agreement revenues in the Statement of Income. The $19 thousand funded by CPS consists of $16 thousand of direct and indirect costs in connection with the contract included in costs of research and development under cooperative agreements and the Company`s allocated portion of general and administrative expenses allowed under the contract included in selling, general and administrative expenses of $2 thousand.

Unfunded research and development costs, if any, are charged to expense as incurred and were $0 in 2008, 2007 and 2006.

Availability of Raw Materials

We use a variety of raw materials from numerous domestic and foreign suppliers. These materials are primarily aluminum ingots, ceramic powders and chemicals. The raw materials we use are available from domestic and foreign sources and none is believed to be scarce or restricted for national security reasons.

Patents and Trade Secrets

As of December 27, 2008, we had 13 United States patents and one United States patent pending. We also have several international patents covering the same subject matter as the U.S. patents. Our licensees have rights to use certain patents as defined in their respective license agreements. As of December 27, 2008, none of our licensees are producing products under license agreements signed previously, and we do not expect the license agreements in place to generate additional license revenues in the future.

We intend to continue to apply for domestic and foreign patent protection in appropriate cases. In other cases, we believe we are better served by reliance on trade secret protection. In all cases, we seek protection for our technological developments to preserve our competitive position.

Backlog and Contracts

As of December 27, 2008, we had a total backlog of approximately $8.6 million consisting of product backlog of $7.9 million, and backlog remaining on the first-year funding under the Cooperative Agreement with the US Army of $691 thousand.

The product backlog as of December 29, 2007 was approximately $6.4 million. We shipped 100% of the year-end 2007 product backlog in 2008.

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

In 2008, the Company entered into a cooperative agreement with the US Army Research Laboratory to perform research and development concerning hybrid metal matrix composite encapsulated ceramic armor technology. The Cooperative Agreement is a four-year agreement which is 95% funded by the US Department of Defense and 5% funded by CPS.

Revenues from this Cooperative Agreement are recognized proportionally as costs are incurred. We are reimbursed for reasonable and allocable costs up to the reimbursement limits set by the Cooperative Agreement. All payments to the Company for work performed on this Cooperative Agreement are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made.

Employees

As of December 27, 2008, we had 130 full-time employees and 3 part-time employees, of whom 120 were engaged in manufacturing and engineering and 13 in sales and administration. We also employ temporary employees as needed to support production and program requirements.

None of our employees is covered by a collective bargaining agreement. We consider our relations with our employees to be excellent.

Item 1A. Risk Factors.

We are heavily dependent on the electronics industry and changes in the industry could harm our business and operating results.

The electronics industry is subject to economic cycles and is currently experiencing recessionary pressures, and is likely in the future to experience recessionary periods. A protracted general recession in the electronics industry could have a material adverse effect on our business, financial condition and results of operations.

Our operating results may fluctuate substantially, which may cause our stock price to fall.

Our quarterly and annual results of operations have varied in the past, and our operating results may vary significantly in the future due to a number of factors including, but not limited to, the following: timing of orders from major customers; mix of products and services; pricing and other competitive pressures; delays in prototype shipments, economic conditions in the electronics industry, raw material costs, and our ability to time expenditures in anticipation of future revenues.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 27, 2008.

Part II

Item 5. Market for Registrant`s Common Stock and Related Stockholder Matters.

On December 27, 2008, we had approximately 850 shareholders. The high and low closing bid prices of our common stock for each quarter during the years ended December 27, 2008 and December 29, 2007 are shown below.

	2008		2007
	High	Low	High	Low
1st Quarter	$ 2.60	$ 2.05	$ 2.95	$ 1.45
2nd Quarter	$ 2.20	$ 1.75	$ 4.00	$ 2.30
3rd Quarter	$ 2.10	$ 1.55	$ 3.75	$ 2.30
4th Quarter	$ 2.01	$ 1.10	$ 2.90	$ 2.05

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

SELECTED FINANCIAL DATA ($000)
For the Fiscal Year:	2008	2007	2006	2005	2004

Summary of Operations

Product Revenue	$14,456	$12,447	$11,908	$7,019	$6,835
License and Royalty Revenue	--	--	--	137	8
Cooperative Agreement Revenue	357	--	--	--	--
Operating Expenses	13,429	11,496	10,387	6,834	5,775
Operating Income (Loss)	1,384	950	1,520	322	1,068
Other Income (Expense), Net	(44)	(60)	(30)	(25)	(28)
Net Income (Loss) Before Taxes	1,340	890	1,490	297	1,040
Provision (Benefit) for Income Taxes	(134)	(58)	(288)	10	--
Net Income (Loss)	1,474	949	1,778	287	1,040

Net Income (Loss) Per Basic Common Share	$0.12	$0.08	$0.14	$0.02	$0.08

Weighted Average Basic Number of Common Shares Outstanding	12,613	12,543	12,473	12,308	12,293

Net Income (Loss) Per Diluted Common Share	$0.11	$0.07	$0.14	$0.02	$0.08

Weighted Average Diluted Number of Common Shares Outstanding	13,243	13,299	13,067	12,832	12,761

Year-End Position

Working Capital	4,663	3,549	$2,971	$1,972	$1,660
Total Assets	8,367	7,007	6,389	3,670	3,246
Long-term Obligations	152	274	246	312	243
Stockholders Equity	$6,981	$5,406	$4,381	$2,551	$2,242

SELECTED QUARTERLY FINANCIAL DATA

	First	Second	Third	Fourth
	Fiscal	Fiscal	Fiscal	Fiscal
	Quarter	Quarter	Quarter	Quarter
2008
Total Revenues	$3,415	$4,472	$3,581	$3,346
Gross Margin	$1,062	$1,370	$793	$759
Net Income	$423	$567	$165	$320
Net Income Per Basic Share	$0.03	$0.05	$0.01	$0.03
Net Income Per Diluted Common Share	$0.03	$0.04	$0.01	$0.02

2007
Total Revenues	$3,140	$3,067	$3,082	$3,157
Gross Margin	$888	$643	$803	$766
Net Income	$340	$132	$225	$252
Net Income Per Basic and Diluted Common Share	$0.03	$0.01	$0.02	$0.02

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

Overview

We provide advanced material solutions to the electronics, robotics, automotive, defense and other industries.

Our primary advanced material solution is metal matrix composites, a new class of materials which are a combination of metal and ceramic. CPS has a leading, proprietary position in metal matrix composites. Metal matrix composites have several superior properties compared to conventional materials including improved thermal conductivity, thermal expansion matching, stiffness and light weight, which enable higher performance and higher reliability in our customers` products.

The end markets which account for a majority of our sales today are all electronics markets: the high-performance microprocessor and application-specific integrated circuits market, the motor controller market and the cellular basestation market. Our products are typically in the form of housings, packages, lids, substrates, thermal planes, heat spreaders or baseplates, and are used in applications where thermal management and/or weight are important considerations.

In addition to electronics end markets, we are developing, manufacturing and marketing metal-matrix composite components for some structural end-markets including armor.

The objective of the Cooperative Agreement is to further develop large hybrid metal matrix composite modules which integrally combine metal matrix composites and ceramics by enveloping ceramic tiles with MMCs. This system offers a lighter weight, durable, multi-hit capable and cost competitive alternative to conventional steel, aluminum and ceramic based armor systems. CPS hybrid hard face armor modules are comprised of multiple materials completely enveloped within and mechanically and chemically bonded to lightweight and stiff aluminum metal matrix composites. The Company believes that its hybrid hard face armor tiles will find application in many military vehicles as well as armored commercial vehicles.

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

We believe the underlying demand for metal matrix composites is growing as the electronics and other industries desire higher performance, higher reliability, and reduced costs. We believe that we are well positioned to offer our solutions to current and new customers as these demands grow. In 2008 our top four customers accounted for 76% of revenue and the remaining 24% of revenue was derived from approximately 51 customers. In 2007, our top four customers accounted for 66% of revenue, and the remaining 34% of revenue was derived from approximately 45 other customers.

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

We have entered into consigned inventory agreements with several customers. For product shipped under consigned inventory agreements, we recognize revenue when the customer notifies us that they have picked the product from the consigned inventory. Of the total finished goods inventory of $943,122 at December 27, 2008, $629,736 was located at the Company`s facility in Norton, Massachusetts and $313,386 was located at customers` locations pursuant to consigned inventory agreements. Of the total finished goods inventory of $885,680 at December 29, 2007, $370,883 was located at the Company`s facility in Norton, Massachusetts and $514,797 was located at customers` locations pursuant to consigned inventory agreements.

Advance payments in excess of revenue recognized are recorded as deferred revenue.

In 2008, we entered into a cooperative agreement with the US Army Research Laboratory to perform research and development concerning hybrid metal matrix composite encapsulated ceramic armor technology. The Cooperative Agreement is a four-year agreement which is 95% funded by the US Department of Defense and 5% funded by CPS.

Revenues on this Cooperative Agreement are recognized proportionally as costs are incurred. We are reimbursed for reasonable and allocable costs up to the reimbursement limits set by the Cooperative Agreement. All payments to the Company for work performed on this Cooperative Agreement are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made.

While this Cooperative Agreement extends for four years, funding is provided incrementally on a year-to-year basis if contract terms are met and Congress has authorized the funds. As of December 27, 2008, the Company has recognized $357,213 of revenue on the Cooperative Agreement. The total estimated funding to be received over the four year term is $8.34M. The Company`s cost share amounts to $439,000 over the term of the Cooperative Agreement. Should funding be tentatively delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development. The Company was approved for $1.048M in funding of which $357K was invoiced in 2008.

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

In determining inventory value we use the first-in, first-out method and state inventory at the lower of cost or market. As a result of the fact that our inventory is customer specific, if a customer order is cancelled it is likely that we would be unable to sell inventory manufactured to meet that order to another customer. Likewise, if we did manufacture product in advance of anticipated purchase orders and those orders did not materialize, it is likely that we would be unable to sell that inventory to another customer. The value of our work in process and finished goods is based on the assumption that specific customers will take delivery of specific items of inventory. We have experienced no losses to date as a result of customer cancellations and we have no reserves against such cancellations.

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

Results of Operations

Revenue in 2008 of $14.8 million was 19% higher than 2007 revenue of $12.4 million. The increase in revenue in 2008 came from higher demand for heat sinks for integrated circuits particularly in the first half of the year, higher demand for baseplates for motor controllers throughout the year, and from revenue in the fourth quarter from the Cooperative Agreement the Company entered into with the Army Research Laboratory in September.

The Cooperative Agreement is a four-year agreement which is 95% funded by the US Department of Defense and 5% funded by CPS. The Department of Defense funding is in support of the Future Combat System and is Manufacturing Technology ("ManTech") funding. The total estimated amount of the Cooperative Agreement is $8.8 million, of which the total estimated Government funding is $8.3 and the total estimated CPS funding is $439 thousand. The funding is authorized on a yearly basis, and the first year government funding is $1 million. The Cooperative Agreement became effective on September 2, 2008.

In 2008, research and development costs were incurred related to the Cooperative Agreement with the US Army. These costs consist of labor, including applicable overhead expenses, materials and other costs associated with our Cooperative Agreement. Total expenditures incurred in 2008 under this Cooperative Agreement amounted to $376,014 of which $310,451 is included in cost of research and development under cooperative agreement in the Statement of Income. $357,213 of these costs were funded by the US Army in 2008 and is classified as research and development cooperative agreement revenues in the Statement of Income. The $18,801 funded by CPS consists of $16,340 of direct and indirect costs in connection with the contract included in costs of research and development under cooperative agreements and the Company`s allocated portion of general and administrative expenses allowed under the contract included in selling, general and administrative expenses of $2,461.

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

Operating Costs

Total operating costs were $13.4 million, $11.5 million and $10.4 million for the fiscal years 2008, 2007 and 2006, respectively.

Operating costs increased in 2008 compared to 2007 by $1.9 million or 17% due to higher labor and material costs related to the higher shipment levels, costs incurred in connection with the Cooperative Agreement and to higher sales commissions paid to manufacturers representatives due to changes in product mix.

Operating costs increased in 2007 compared to 2006 by $1.1 million or 11% due to changes in product mix, higher employment levels maintained in anticipation of growth, and slightly higher shipments.

Cost of sales for 2008, 2007 and 2006 were $10.8 million, $9.3 million and $8.6 million respectively. In 2008, cost of sales for the Cooperative Agreement of $310 thousand includes a potion of the 5% cost share from CPS of $16 thousand. The increase in cost of sales in 2008 compared to 2007 was primarily the result of increases in labor and materials associated with increased shipments as well as the costs resulting from the Cooperative Agreement.

The increase in cost of sales in 2007 compared to 2006 was primarily the result of increases in labor and materials associated with increased shipments and changes in product mix.

Gross margins on product revenue for 2008, 2007 and 2006 were 27.2%, 24.9% and 27.5% respectively. The increase in gross margin on product revenue in 2008 was primarily the result of fixed costs being spread over a larger revenue base.

The decrease in gross margin in 2007 was primarily the result of changes in product mix.

Selling, general and administrative (SG&A) expenses for 2008, 2007 and 2006 were $2.6 million, $2.2 million and $1.8 million, respectively. The increase in SG&A expense in 2008 compared to 2007 is primarily the result of increased sales compensation related to increased headcount in sales as well as increased sales commissions paid to manufacturers representatives.

The increase in SG&A expense in 2007 compared to 2006 is primarily the result of increased sales commissions (which in turn resulted from changes in product mix), increased sales compensation, and increased sales promotion.

Other Income and Expense, Net

The Company had net other expense of $44 thousand, $60 thousand and $30 thousand for 2008, 2007 and 2006, respectively. These amounts were primarily interest expense for production equipment on capital leases, offset partially by interest income on cash balances.

Income Taxes

The Company recorded an income tax benefit of $134 thousand in 2008 consisting of a deferred tax benefit of $299 thousand resulting from most significantly the reduction in the valuation allowance provided on our net operating loss carryforwards based on our estimate of future taxable income offset by $165 thousand of current federal and state tax expense. The current federal tax expense of $27 thousand relates to alternative minimum tax. The Company incurred $137 thousand of current state tax expense in 2008.

The Company recorded an income tax benefit of $58 thousand in 2007 consisting of a deferred tax benefit of $144 thousand resulting from most significantly the reduction in the valuation allowance provided on our net operating loss carryforwards based on our estimate of future taxable income offset by $86 thousand of current federal and state tax expense. The current federal tax expense of $22 thousand relates to alternative minimum tax. The Company incurred $64 thousand of current state tax expense in 2007.

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

Certain provisions of the Internal Revenue Code limit the annual utilization of net operating loss carryforwards if a change in ownership as defined, occurs. The Company believes that it did not have an ownership change as defined through the year ending December 27, 2008; therefore, at December 27, 2008 all net operating loss carryforwards are available to offset future taxable income.

Liquidity and Capital Resources

Cash on hand at year-end 2008 of $1.16 million reflects a 145% increase from cash on hand at year-end 2007 of $472 thousand. The increased cash is a result of higher revenues in 2008, particularly in the second quarter of 2008 compared to the same period a year ago, as well as cash conservation measures implemented by management in the third and fourth quarters of 2008 as world-wide macro economic conditions worsened. In 2008, the Company generated cash of $1.7 million from operations and $74 thousand from the issuance of common stock, but consumed $742 thousand in purchases of property and equipment and made principal payments of $353 thousand on its lease obligations.

Cash on hand at year-end 2007 of $472 thousand reflects a 9% decrease from cash on hand at year-end 2006 of $518 thousand. Management considers this difference in cash balances to be well within the range of normal business fluctuations. The Company has identified potential capital equipment purchases to effect process improvements and/or cost reductions, and management funds these projects as the cash balance allows. In 2007 the Company generated $803 thousand from operations and $21 thousand from the issuance of common stock, but consumed $537 thousand in purchases of property and equipment and made principal payments of $332 thousand on its lease obligations.

In May 2008, the Company renewed its $1 million revolving line of credit and its $1.5million lease line with Sovereign Bank. The line of credit is secured by the accounts receivable and other assets of the Company. The revolving line of credit has a one-year term although management believes it is likely that Sovereign Bank and the Company will renew the line at the end of the term. In 2008 there were no borrowings under this line of credit.

The $1.5 million lease line with Sovereign Bank calls for a separate schedule for each item placed on the lease line. As of year-end 2008, the Company had $653 thousand net carrying value of capital equipment financed by the Sovereign lease line, each schedule with a three-year term and a one-dollar buyout at the end of the term. As of year-end 2008 the Company had $1.08 million available remaining on the Sovereign lease line.

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

Contractual Obligations

Our contractual obligations at year-end 2008 consist of the following:
Payments Due by Period
	Total	Less than one year	1-3 years	4-5 years	More than 5 years
Capital lease obligations, including interest	$ 446,768	$ 287,619	$ 159,149	None	None
Operating lease obligations	$ 982,000	$ 118,750	$ 386,000	$ 288,000	$ 189,250

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

A summary of recent accounting standards is included in Note 2 to the financial statements.

Inflation

Inflation had no material effect on the results of operations or financial condition during 2008, 2007 or 2006. There can be no assurance however, that inflation will not affect our operations or business in the future.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of the Company`s disclosure controls and procedures as such item is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 27, 2008.

Changes in Internal Control over Financial Reporting

There were no changes in the Company`s internal control over financial reporting in the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, the Company`s internal control over financial reporting.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company`s internal control over financial reporting as of December 27, 2008. In making this assessment, management used the criteria set forth in the "Internal Control Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company`s internal control over financial reporting was effective as of December 27, 2008.

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

The names of the directors and executive officers of the Company and certain information about them as of December 29, 2007 are listed below.
Name	Age	Position
Grant C. Bennett	54	President, Chief Executive Officer, Treasurer and Director
Francis J. Hughes, Jr.	58	Director
Daniel Snow	37	Director

Mr. Grant C. Bennett has held the positions of President, Chief Executive Officer and Director and Treasurer of the Company since September, 1992.  Prior to that time, he served as Vice President, Sales and Marketing of the Company from November, 1985 to September, 1992.  Before joining CPS, Mr. Bennett was a consultant at Bain & Company, a Boston-based management consulting firm.  Mr. Bennett has an MS degree from MIT.

Mr. Francis J. Hughes, Jr. has served as President of American Research and Development Corporation (`ARD`), a venture capital firm, since 1992. Mr. Hughes joined ARD`s predecessor organization in 1982, and became Chief Operating Officer in 1990. Mr. Hughes has co-founded and served as a General Partner of the following venture capital funds: ARD I, L.P., ARD II, L.P. (July, 1985), ARD III, L.P. (April, 1988), Hospitality Technology Fund, L.P.(June, 1991) and Egan-Managed Capital, L.P. (February, 1997). Mr. Hughes has served as a Director of the Company since 1993. Mr. Hughes has an MS degree from MIT and an MBA from the Harvard Business School.

Dr. Daniel C. Snow has served on the faculty of the Harvard Business School since 2004, where he teaches a course on Operations Strategy. His research focuses on technological innovation, specifically furthering the understanding of the complex interplay between old and new technologies.  Professor Snow holds an MBA from Brigham Young University`s Marriott School of Management, and a PhD from the University of California, Berkeley. Professor Snow previously worked for Ford Motor Company as a financial analyst.

There are no family relationships between or among any executive officers or directors of the Company.

Board Independence

The Board has determined that Messrs. Hughes and Snow are independent as defined in Rule 4200(a)(15) of the National Association of Securities Dealers` listing standards.

Board Meetings and Attendance.

The Board held six meetings during the fiscal year ended December 27, 2008. Each Board member attended more than 75% of the meetings of the Board and of the committees on which he served which were held during the period for which he was a director or committee member.

Committees

The Board has an Audit Committee and a Compensation Committee, but not a Nominating Committee.

Audit Committee

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Francis J. Hughes, Jr. and Daniel C. Snow. The Audit Committee met four times in fiscal 2008.

The Board of Directors has determined that Francis J. Hughes, Jr. and Daniel C. Snow are both audit committee financial experts as defined by Item 401(h) of Regulations S-K of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Compensation Committee

Each member of the Compensation Committee is independent as defined in Rule 4200(a)(15) of the National Association of Securities Dealers` listing standards. The Compensation Committee makes recommendations concerning salaries and incentive compensation, awards equity compensation to employees and consultants under our equity incentive plans and otherwise determines compensation levels and performs other functions regarding compensation that are delegated by the Board. The members of the Compensation Committee are Daniel C. Snow and Francis J. Hughes, Jr. The Compensation Committee met two times in fiscal 2008.

Selection of New Directors

The Board does not have a nominating committee. The Board itself is responsible for selecting its own members and recommending them for election by the shareholders.

Shareholder Communication with the Board of Directors

Any shareholder who desires to communicate with the Board, non-management directors as a group, or any individual director, may send a letter addressed to the same, c/o VP Administration, CPS Technologies Corporation, 111 South Worcester Street, Norton, MA 02766. The VP Administration has been instructed by the Board to forward such communication directly to the addressee(s) unopened.

Directors` Compensation

The Company adopted the 1999 Stock Incentive Plan ("1999 Plan") on January 22, 1999. Under the terms of the 1999 Plan, all of the Company`s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock awards, or other stock-based awards. In 2008, upon his election to the Board of Directors, Dr. Snow was granted options to purchase 8,000 shares of the Company`s common stock. The options granted are nonstatutory stock options exercisable at the fair market value of the stock on the date of grant one year from the date of grant, and expire ten years from the date of grant. The 1999 Plan includes provisions for the acceleration of vesting in the event of a change in control of the Company. The Company measures the fair value of the stock awards on the date of grant and the cost is recognized over the requisite service period.

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

NAMED EXECUTIVE OFFICER SUMMARY COMPENSATION TABLE
Name & Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incen-tive Plan Com-pen-sation ($)	Change in Pension Value and Non qualified Deferred Com-pensation Earnings ($)	All Other Com-pen-sation ($)	Total ($)

Grant	2008	$136,298	$20,051	$0	$0	$0	$0	$0	$156,349
Bennett	2007	$131,251	--	$0	$0	$0	$0	$0	$131,251
CEO, CFO	2006	$126,742	$70,000	$0	$0	$0	$0	$0	$196,742

Richard	2008	$134,789	$10,051	$0	$0	$0	$0	$0	$144,839
Adams	2007	$125,841	--	$0	$0	$0	$0	$0	$125,841
VP Operations	2006	$104,761	$36,420	$0	$0	$0	$0	$0	$141,181

Mark	2008	$104,677	$5,054	$0	$0	$0	$0	$0	$109,731
Occhionero	2007	$100,901	--	$0	$0	$0	$0	$0	$100,901
VP Marketing	2006	$ 97,015	$16,765	$0	$0	$0	$0	$0	$113,780

Cheryl	2008	$95,885	$5054	$0	$0	$0	$0	$0	$100,939
Oliveira	2007	$87,716	--	$0	$0	$0	$0	$0	$87,716
VP Sales	2006	$82,339	$10,270	$0	$0	$0	$0	$0	$92,609

Change-of-Control Agreements

None of the Named Executive Officers described in the Summary Compensation Table above have entered into a change-of-control agreement with the Company. All options granted to all employees, including the officers listed above, are subject to accelerated vesting in the event of a change of control as described in the option plans.

Stock Option Grants And Exercises

No stock options were granted to Named Executive Officers or any other Company employees in fiscal 2008.

In fiscal 2008 a total of 8,000 stock options were granted to Daniel C. Snow upon his election to the Company`s Board of Directors.

No stock options were exercised by Named Executive Officers during fiscal 2008.

AGGREGATED OPTION EXERCISES IN FISCAL 2008
AND FISCAL 2008 YEAR END OPTION VALUES FOR
NAMED EXECUTIVE OFFICERS
			Number of Securities Underlying Unexercised Options at December 27, 2008				Value of Unexercised In-the-Money Options at December 27, 2008
Name	Shares Acquired On Exercise (#)	Value Realized ($)	Exer-cisable	Exer-cise Price	Expir-ation Date	Un- exer-cisable	Exer-cisable	Un- exer-cisable

Grant Bennett	0	$0	0	--	--	0	$0	$0
Richard Adams	0	$0	348,750	$0.30 to $1.25	August 20, 2009 through January 12, 2015	0	$216,912	$0
Mark Occhionero	0	$0	165,500	$0.30 to $1.25	August 20,2009 Through January 12, 2015	0	$102,225	$0
Cheryl Oliveira	0	$0	50,000	$1.37	August 8, 2015	0	0	$0

The value of unexercised in-the-money options is based on the fair market value of our common stock as of December 27, 2008 of $1.20 per share, minus the exercise price, multiplied by the number of shares underlying the option.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of December 27, 2008, with respect to the beneficial ownership of the Company`s Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each Director of the Company, (iii) each Executive Officer of the Company named above in the Summary Compensation Table, and (iv) all Directors and Officers as a group:
Name and Address of Beneficial Owner	Common Stock Beneficially Owned	Notes (1)	Percentage of Shares of Common Stock Outstanding
ARD Master, L.P. 85 Devonshire Street 6th Floor Boston, MA 02109	2,184,789	(2)	17.3%
Norman J. Wechsler P.O. Box 5123 Mt. Crested Butte, CO 81225	1,530,629	(3)	12.1%
DIRECTORS AND OFFICERS:
Grant C. Bennett Director & Officer	1,576,554		12.5%
Richard W. Adams Vice President Operations and Engineering	383,750	(4)	3.0%
Mark A. Occhionero Vice President Marketing and Senior Scientist	180,900	(5)	1.4%
Cheryl Oliveira Vice President Sales	50,000	(6)	*
Daniel C. Snow Director	8,000	(7)	*
Francis J. Hughes, Jr. Director	2,256,789	(8)	17.8%
	--------------		---------
All directors and officers as a group (6 persons)	4,455,993	(9)	35.2%
	========		=====

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
3. Consists of 59,200 shares owned by WCI and 1,471,429 shares owned by CYB Master LLC. Mr. Wechsler may be deemed to be the beneficial owner of these shares by virtue of being the sole person in a position to direct the voting and investment decisions of both CYB and WCI.
4. Consists of 35,000 shares owned by Mr. Adams and options to purchase 348,750 shares of common stock.
5. Consists of 15,400 shares owned by Dr. Occhionero and options to purchase 165,500 shares of common stock.
6. Consists of options to purchase 50,000 shares of common stock.
7. Consists of options to purchase 8,000 shares of common stock
8. Consists of shares described in Footnote 2 above owned by ARD Master, L.P., and options to purchase 72,000 shares of common stock held by Mr. Hughes.
9. Consists of all shares and options to purchase shares owned by Messrs. Hughes, Snow, Bennett, Adams, Occhionero and Ms. Oliveira.

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

To our knowledge, based solely on a review of the copies of the reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 27, 2008, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent stockholders were complied with and no reports or transactions were filed late.

COMPENSATION COMMITTEE REPORT

General

Compensation of our senior executives is determined by the Compensation Committee of the Board, or the Committee. The Committee, comprised entirely of independent directors as defined in Rule 4200(a)(15) of the National Association of Securities Dealers` listing standards, meets to set annual salaries in advance and bonuses for the current year, to review annual goals and to reward outstanding annual performance of executive officers and to grant stock options pursuant to our stock plans. The Committee has considered executive officers` compensation matters at several meetings in 2008. During those meetings, the Committee consulted with senior management, reviewed and approved corporate goals and objectives relevant to compensation matters, evaluated the performance of certain executives and considered, among other factors, third party studies of executive compensation for comparable companies, and the Company`s performance and relative stockholder return. The results of some of the actions taken from those meetings are included under the heading "Executive Officer Compensation" in Form 10-K.

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

Bonus

We believe that executive performance may be maximized through a system of incentive awards. Toward this end, the Committee adopted several years ago a discretionary cash incentive plan and has paid bonuses some years and not paid bonuses some years. For all cash incentive arrangements, the award earned depends primarily on the extent to which our performance objectives are achieved. Each fiscal year the Committee will review and approve our annual performance objectives and our executive officers` performance. Our objectives consist of operating, strategic and financial goals that are considered to be critical to our overall goal: building stockholder value. For the fiscal year ended December 27, 2008, the Committee had determined that the primary goal in building stockholder value was meeting sales growth and profit targets.

Long-Term Incentives

Our long-term incentive program presently consists of our 1999 Stock Incentive Plan.

Chief Executive Officer Compensation

The annual salary of Mr. Bennett was established by the Committee in 2000 at $132,000 and has not changed since that time. Actual amounts paid for salary in each fiscal year as reported above have deviated from that amount due to timing of the biweekly payroll. Several years ago Mr. Bennett recommended to the Committee that no stock options be awarded to him because his stock ownership position already firmly aligned his interests with those of the Company, and the options thereby made available could be awarded to other members of the management team; the Committee accepted Mr. Bennett`s recommendation and since becoming CEO he has not been awarded any options.

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
Daniel C. Snow (Chairman)
Francis J. Hughes, Jr.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accounting Fees and Services.

Fees paid to the Company`s independent accountants in the last two fiscal years are:

	Wolf & Company PC
	2008	2007
Audit fees	$ 77,400	$ 74,250
	=======	=======

Audit Fees consist of aggregate fees for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal years ended December 27, 2008 and December 29, 2007, respectively.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.
At present, our Audit Committee approves each engagement for audit or non-audit services before we engage Wolf & Company, P.C.(Wolf & Company) to provide those services. Our audit committee has not established any pre-approval policies or procedures that would allow our management to engage Wolf & Company to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by Wolf & Company for fiscal 2008 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

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

The Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 27, 2008 with management. Furthermore, the Audit Committee has discussed with Wolf & Company, P.C., our independent auditors for the fiscal year ended December 27, 2008, the matters required to be discussed by Statement on Auditing Standards No. 61. The Audit Committee has received the written disclosures from Wolf & Company, P.C., required by Independence Standards Board Standard No. 1 and has discussed with Wolf & Company, P.C., such auditing firm`s independence.

Based on these reviews and discussions, the Audit Committee recommended to the Board that the audited financial statements be included in this, our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.

The Audit Committee has also recommended to the Board the selection of Wolf & Company, P.C., as the Company`s independent auditors for the fiscal year ending December 26, 2009, and the Board has approved that recommendation.

From the members of the Audit Committee:
Francis J. Hughes, Jr. (Chairman)
Daniel C. Snow

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
CPS TECHNOLOGIES CORPORATION
By:	/s/ Grant C. Bennett President March 27, 2009

Pursuant to the Requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Grant C. Bennett	President, Treasurer and Director (Principal Executive Officer)	March 27, 2009
Grant C. Bennett

/s/ Francis J. Hughes, Jr.	Director	March 27, 2009
Francis J. Hughes

/s/ Daniel C. Snow	Director	March 27, 2009
Daniel C. Snow

CPS TECHNOLOGIES CORPORATION
EXHIBIT INDEX
Exhibit No.	Description
3.1*	Restated Certificate of Incorporation of the Company, as amended, is incorporated herein by reference to Exhibit 3 to the Company`s Registration Statement on Form 8-A (File No. 0-16088)
3.2*	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3.2 to the Company`s Registration Statement on Form S-1 (File No. 33-14616)(the `1987 S-1Registration Statement`)
4.1*	Specimen certificate for shares of Common Stock of the Company is incorporated herein by reference to Exhibit 4 to the 1987 S-1 Registration Statement
4.2*	Description of Capital Stock contained in the Restated Certificate of Incorporation of the Company, as amended, filed as Exhibit 3.1
10.5*(1)	Retirement Savings Plan, effective September 1, 1987 is incorporated by reference to Exhibit 10.35 to the Company`s 1989 S-1 Registration Statement
10.21*	1999 Stock Incentive Plan adopted by the Company`s Board of Directors on January 22, 1999
23.1	Consent of Wolf & Company, P.C.
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated herein by reference.

(1) Management Contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

INDEX TO FINANCIAL STATEMENTS
OF
CPS TECHNOLOGIES CORPORATION
Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 27, 2008 and December 29, 2007
Statements of Income for the years ended December 27, 2008, December 29, 2007 and December 30, 2006
Statements of Stockholders` Equity for the years ended December 27, 2008, December 29, 2007 and December 30, 2006
Statements of Cash Flows for the years ended December 27, 2008, December 29, 2007 and December 30, 2006
Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders,
CPS Technologies Corporation
Norton, Massachusetts

We have audited the accompanying balance sheets of CPS Technologies Corporation as of December 27, 2008 and December 29, 2007 and the related statements of income, stockholders` equity and cash flows for each of the three years in the period ended December 27, 2008. These financial statements are the responsibility of the Corporation`s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CPS Technologies Corporation as of December 27, 2008 and December 29, 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.
Boston, Massachusetts
March 27, 2009

CPS TECHNOLOGIES CORPORATION
BALANCE SHEETS
	December 27,	December 29,
	2008	2007
ASSETS	-------------	-------------

Current assets:
Cash and cash equivalents	$ 1,158,419	$ 472,059
Accounts receivable-trade,
net of allowance for doubtful accounts
of $5,461 as of December 27, 2008 and
December 27, 2007	2,139,688	2,389,672
Inventories	1,689,700	1,416,264
Prepaid expenses	65,954	54,791
Deferred taxes	843,155	544,000
	-------------	-------------
Total current assets	5,896,916	4,876,786
	-------------	-------------
Property and equipment:
Production equipment	5,859,635	5,316,228
Furniture and office equipment	262,976	211,984
	-------------	-------------
Total cost	6,122,611	5,528,212
Accumulated depreciation
and amortization	(4,054,105)	(3,454,899)
Construction in progress	401,587	56,962
	-------------	-------------
Net property and equipment	2,470,093	2,130,275
	-------------	-------------
Total assets	$8,367,009	$7,007,061
	========	========

(continued)

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
BALANCE SHEETS
	December 27,	December 29,
LIABILITIES AND STOCKHOLDERS`	2008	2007
EQUITY	-------------	-------------

Current liabilities:
Accounts payable	$ 288,934	$ 508,129
Accrued expenses	680,707	488,047
Current portion of obligations
under capital leases	264,489	331,233
	-------------	-------------
Total current liabilities	1,234,130	1,327,409

Obligations under capital
leases less current portion	152,193	273,638
	-------------	-------------
Total liabilities	1,386,323	1,601,047
	-------------	-------------
Stockholders` Equity
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 12,647,842 shares
at December 27, 2008
and 12,574,842 shares at
December 29, 2007	126,479	125,749
Additional paid-in capital	32,904,670	32,805,064
Accumulated deficit	(25,989,628)	(27,463,964)
Less cost of 22,883 common shares repurchased	(60,835)	(60,835)
	-------------	-------------
Total stockholders` equity	6,980,686	5,406,014
	-------------	-------------
Total liabilities and stockholders`
equity	$ 8,367,009	$ 7,007,061
	========	========

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 27, 2008, DECEMBER 29, 2007,
AND DECEMBER 30, 2006
	2008	2007	2006
	------------	------------	------------
Revenues:
Product sales	$ 14,455,874	$ 12,446,569	$ 11,907,701
Research and development under
cooperative agreement	357,213	--	--
	------------	------------	------------
Total revenues	14,813,087	12,446,569	11,907,701

Cost of product sales	10,517,846	9,346,100	8,634,156
Cost of research and development
under cooperative agreement	310,451	--	--
	------------	------------	------------
Gross Margin	3,984,790	3,100,469	3,273,545

Selling, general, and
administrative	2,600,411	2,150,162	1,753,326
	------------	------------	------------
Income from operations	1,384,379	950,307	1,520,219

Other expense, net	(44,464)	(60,109)	(30,164)
	------------	------------	------------
Income before income tax	1,339,915	890,198	1,490,055
Income tax benefit	(134,421)	(58,400)	(288,000)
	------------	------------	------------
Net income	$ 1,474,336	$ 948,598	$ 1,778,055
	=======	========	=======

Net income per
basic common share	$ 0.12	$ 0.08	$ 0.14

Weighted average number of
basic common shares
outstanding	12,612,990	12,542,962	12,472,778
Net income per
diluted common share	$ 0.11	$ 0.07	$ 0.14
Weighted average number of
diluted common shares
outstanding	13,242,707	13,298,687	13,066,641

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF STOCKHOLDERS` EQUITY
FOR THE YEARS ENDED DECEMBER 27, 2008, DECEMBER 29, 2007,
AND DECEMBER 30, 2006
	Common stock
	----------------------		Additional			Stock-
	Number	Par	Paid-in	Accumulated	Stock	holders`
	of shares	Value	capital	deficit	repurchased	equity
	----------	-----	----------	----------	------	--------
Balance at
December 31, 2005	12,349,092	123,491	32,679,094	(30,190,617)	(60,835)	2,551,133

Share-based
compensation expense	--	--	1,751	--	--	1,751

Tax benefit from
share-based
compensation	--	--	15,000	--	--	15,000

Issuance of common
stock pursuant to
exercise of stock
options	195,750	1,958	33,277	--	--	35,235

Net Income	--	--	--	1,778,055	--	1,778,055
	----------	-------	----------	----------	------	--------
Balance at
December 30, 2006	12,544,842	125,449	32,729,122	(28,412,562)	(60,835)	4,381,174

Share-based compensation expense	--	--	52,086	--	--	52,086

Tax benefit from
share-based
compensation	--	--	3,606	--	--	3,606

Issuance of common
stock pursuant to
exercise of stock
options	30,000	300	20,250	--	--	20,550

Net Income	--	--	--	948,598	--	948,598
	----------	-------	----------	----------	------	--------
Balance at
December 29, 2007	12,574,842	$ 125,749	$ 32,805,064	$ (27,463,964)	$ (60,835)	$ 5,406,014

Share-based
compensation expense	--	--	19,877	--	--	19,877

Tax benefit from
share-based
compensation	--	--	6,819	--	--	6,819

Issuance of common
stock pursuant to
exercise of stock
options	73,000	730	72,910	--	--	73,640

Net Income	--	--	--	1,474,336	--	1,474,336
	----------	-------	----------	----------	------	--------
Balance at
December 27, 2008	12,647,842	$ 126,479	$ 32,904,670	$(25,989,628)	$ (60,835)	$6,980,686
	=========	=========	===========	===========	=========	=========

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 27, 2008, DECEMBER 29, 2007,
AND DECEMBER 30, 2006
	2008	2007	2006
	---------	---------	---------
Cash flows from operating activities:
Net income	$ 1,474,336	$ 948,598	$ 1,778,055
Adjustments to reconcile net income
to cash provided by operating
activities:
Share-based compensation	26,696	55,692	16,751
Depreciation and amortization	599,206	488,949	395,028
Deferred taxes	(299,155)	(144,000)	(400,000)
Changes in operating assets and liabilities:
Accounts receivable - trade	249,984	528,484	(1,685,068)
Inventories	(273,436)	(554,237)	(115,284)
Prepaid expenses	(43,380)	(20,293)	17,208
Accounts payable	(219,195)	(473,422)	668,722
Accrued expenses	192,660	(26,539)	234,229
	---------	---------	---------
Net cash provided by operating	$ 1,707,716	$ 803,232	$ 909,641
activities
	---------	---------	---------
Cash flows from investing activities:
Purchases of property and equipment	(741,677)	(537,076)	(954,369)
	---------	---------	---------
Net cash used in
investing activities	$ (741,677)	$ (537,076)	$ (954,369)
	---------	---------	---------
Cash flows from financing activities:
Payment of capital lease obligations	(353,319)	(332,187)	(220,509)
Proceeds from issuance of common
stock	73,640	20,550	35,235
	---------	---------	---------
Net cash used in financing activities	$ (279,679)	$ (311,637)	$ (185,274)
	---------	---------	---------
Net increase (decrease) in cash and cash equivalents	686,360	(45,481)	(230,002)

Cash and cash equivalents at beginning of year	472,059	517,540	747,542
	---------	---------	---------
Cash and cash equivalents at end of year	$ 1,158,419	$ 472,059	$ 517,540
	=======	=======	=======
Supplemental cash flow information:
Acquisition of production equipment under capital leases	$ 165,130	$ 425,717	$ 205,914
Prepaid expenses transferred to equipment	$ 32,217	--	--
Income taxes paid	$ 79,459	$ 150,298	$ 27,862
Interest paid	$ 44,960	$ 61,608	$ 30,164

See accompanying notes to financial statements.

CPS Technologies Corporation
Years Ended December 27, 2008, December 29, 2007, and December 30, 2006
Notes to Financial Statements

(1) Nature of Business

The Company provides advanced material solutions to the electronics, robotics, automotive and other industries. The Company`s primary advanced material solution is metal matrix composites which are a combination of metal and ceramic.

CPS also assembles housings and packages for hybrid circuits. These housings and packages may include components made of metal-matrix composites or they may include components made of more traditional materials such as aluminum, copper-tungsten, etc.

The Company sells into several end markets including the wireless communications infrastructure market, high-performance microprocessor market, motor controller market, and other microelectronic and structural markets. In 2008 the Company also entered into a cooperative agreement with the U.S. Army to further develop its composite technology to produce armor.

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

(2)(e) Property and Equipment

Property and equipment are stated at cost. Depreciation of equipment is calculated on a straight-line basis over the estimated useful life, generally five years for production equipment and three to five years for furniture and office equipment. Amortization of equipment under capital leases is calculated on a straight-line basis over the shorter of the life of the lease or the estimated useful life of the equipment. Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost and related accumulated depreciation or amortization are removed from their respective accounts. Any gains or losses on the disposition of property and equipment are included in the results of operations in the period in which they occur.

(2)(f) Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. Recoverability is assessed based on estimated undiscounted future cash flows. As of December 27, 2008 and December 29, 2007, the Company believes that there has been no impairment of its long-lived assets.

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

In 2008, the Company entered into a Cooperative Agreement with the US Army Research Laboratory to perform research and development concerning hybrid metal matrix composite encapsulated ceramic armor technology. The Cooperative Agreement is a four-year agreement which is 95% funded by the US Department of Defense and 5% funded by CPS.

Revenues on this Cooperative Agreement are recognized proportionally as costs are incurred. We are reimbursed for reasonable and allocable costs up to the reimbursement limits set by the Cooperative Agreement. All payments to the Company for work performed on this Cooperative Agreement are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made.

While this Cooperative Agreement extends for four years, funding is provided incrementally on a year-to-year basis if contract terms are met and Congress has authorized the funds. As of December 27, 2008, the Company has recognized $357,213 of revenue on the Cooperative Agreement. The total estimated funding to be received over the four year term is $8.34M. The Company`s cost share amounts to $439,000 over the term of the Cooperative Agreement. Should funding be tentatively delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development. Funding for the Cooperative Agreement for the first year amounting to $1.048M has been authorized of which $357K was invoiced in 2008.

(2)(h) Research and Development Costs

In 2008, research and development costs were incurred related to the Cooperative Agreement with the US Army. These costs consist of labor, including applicable overhead expenses, materials and other costs associated with our Cooperative Agreement. Total expenditures incurred in 2008 under this Cooperative Agreement amounted to $376,014 of which $310,451 is included in cost of research and development under cooperative agreement in the Statement of Income. $357,213 of these costs were funded by the US Army in 2008 and is classified as research and development cooperative agreement revenues in the Statement of Income. The $18,801 funded by CPS consists of $16,340 of direct and indirect costs in connection with the contract included in costs of research and development under cooperative agreements and the Company`s allocated portion of general and administrative expenses allowed under the contract included in selling, general and administrative expenses of $2,461.

Unfunded research and development costs, if any, are charged to expense as incurred and were $0 in 2008, 2007 and 2006.

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

The Company`s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 27, 2008 and December 29, 2007, the Company has no accruals for interest or penalties related to income tax matters.

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

(2)(l) Recent Accounting Pronouncements

In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133." This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity`s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the adoption of this Statement will have a material impact on its financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), "Business Combinations" ("Statement No. 141(R)"). Statement No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquired company. Statement No. 141(R) further addresses how goodwill acquired or a gain from a bargain purchase is to be recognized and measured and determines what disclosures are needed to enable users of the financial statements to evaluate the effects of the business combination. Statement No. 141(R) is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is not permitted. The Company does not expect the adoption of this Statement will have a material impact on its financial statements.

In September 2006 the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued a Staff Position which delays the effective date of Statement No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The pronouncement is applicable in cases when assets or liabilities are to be measured at fair value. It does not establish new circumstances in which fair value would be used to measure assets or liabilities. The provisions of SFAS No.157 are effective for fiscal years commencing after November 15, 2007. The Company adopted this statement, except for items covered by the Staff Position, as of January 1, 2008 and the adoption did not have a material impact on the consolidated financial statements.

In December  2006 the Securities and Exchange Commission announced that it is has modified reporting requirements for smaller public companies under Section 404 of the Sarbanes-Oxley Act (SOX 404) of 2002. The Commission granted relief to smaller public companies by extending the date by which non-accelerated filers must start providing a report by management assessing the effectiveness of the company`s internal control over financial reporting. The compliance date for these companies was moved to fiscal years ending on or after December 15, 2008. The Commission also extended the date by which non-accelerated filers must begin to comply with the Section 404(b) requirement to provide an auditor`s attestation report on internal control over financial reporting in their annual reports. This deadline was moved to the first annual report for a fiscal year ending on or after December 15, 2009. The extension requires all non-accelerated filers to complete only the management`s portion of the internal control requirements in their first year of compliance with SOX 404. This modification is intended to provide cost savings and efficiency opportunities to smaller public companies and to assist them as they prepare to comply fully with SOX 404 reporting requirements. The extension will provide these issuers and their auditors additional time to consider and adapt to Auditing Standard No. 5 as well as the guidance for management the Commission has issued to improve the efficiency of the Section 404(b) auditor attestation report process. The Company has made an assessment of its internal control over financial reporting as of December 27, 2008. The Company`s report on its assessment is included in Section 9A(T) of this Form 10-K.

(2)(m) Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses recorded during the reporting period. Significant accounting estimates made by the Company`s management include the valuation of accounts receivable, estimated lives of property and equipment, inventory, and deferred tax assets. Such estimates are adjusted by management periodically as a result of existing or anticipated economic changes which effect, or may effect, the Company`s financial statements. Actual results could differ from these estimates.

(2)(n) Fiscal Year-End

The Company`s fiscal year end is the last Saturday in December which could result in a 52 or 53 week year. Fiscal years 2008, 2007 and 2006 each consisted of 52 weeks.

(2)(o) Share-Based Payments

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123, "Share-Based Payments (revised 2004)," (SFAS No. 123R) which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). Under SFAS No. 123R, the Company provides an estimate of forfeitures at initial grant date. The Company elected the modified prospective transition method under SFAS No. 123R and accordingly has not restated periods prior to adoption. The Company recognized $19,877, $52,086, and $1,751 as compensation expense related to stock options granted in 2008, 2007, and 2006, respectively. A tax benefit of $6,819, $3,606, and $15,000 was recognized as additional paid in capital in the years ended December 27, 2008, December 29, 2007, and December 30, 2006, respectively, resulting from the excess tax benefit of share-based awards over the cumulative compensation expense recognized for financial reporting.

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

The Cooperative Agreement the Company entered into with the Army Research Laboratory in 2008 uses the same equipment and personnel as does the Company`s electronics business described above, and at this early stage does not represent a separate business segment.

(3) Inventories

As of December 27, 2008 and December 29, 2007 inventories consisted of the following:
	2008	2007
Raw materials	$ 246,614	$ 257,387
Work in process	499,964	273,197
Finished goods	943,122	885,680
	-------------	-------------
Total	$ 1,689,700	$ 1,416,264
	=======	========

(4) Leases and Commitments

At December 27, 2008, the Company had production equipment with a cost of $1,661,945 and accumulated amortization of $1,008,712 pursuant to the Company`s equipment lease line with Sovereign Bank which was increased from $1 million to $1.5 million in 2007. At December 29, 2007, the Company had production equipment with a cost of $1,496,815 and accumulated amortization of $762,653 under capital leases. All leases on the lease line as of December 27, 2008 are three year leases with a one dollar buyout and annual interest rates from 7.2% to 8.6%.

Future payments required under capital lease obligations pursuant to the lease line are as follows at December 27, 2008:

2009	$ 287,619
2010	124,817
2011	34,332
-------------
Total future minimum lease payments	446,768

Less amount representing interest	30,086
at rates ranging between 7.2% and 8.6%	-------------

Present value of net future lease payments	416,682

Less current portion	264,489
-------------
Long-term obligation under capital leases	$ 152,193
=======

Interest expense was $45 thousand, $62 thousand, and $30 thousand for 2008, 2007, and 2006, respectively.

The Company entered into a 10-year lease for the Norton facilities effective on March 1, 2006. The leased facilities comprise approximately 38 thousand square feet. Prior to entering into this lease, the Company was renting a portion of the facilities as a tenant-at-will. Rental expense for operating leases is recognized on a straight-line basis over the term of the lease and was $114 thousand, $109 thousand and $103 thousand for 2008, 2007 and 2006, respectively.

Future minimum rental payments over the terms of the facility lease agreement are approximately as follows:

Fiscal year:
2009	$ 118,750
2010	120,000
2011	127,500
2012	138,500
2013	140,000
Thereafter	337,250
-------------
$ 982,000
=======

(5) Share-Based Compensation Plans

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

Under the 1999 Plan a total of 1,250,000 shares of common stock are available for issuance, of which 162,750 shares remain available for grant as of December 27, 2008.

As of December 27, 2008, the 1999 Plan is the only stock option plan from which awards can be made as all other option plans have expired. The 1989 Stock Option plan expired on February 22, 1999 and no additional options can be granted from this plan. As of December 27, 2008 there are no options outstanding under the 1989 Plan. All options outstanding as of December 29, 2007 are from the 1999 Plan.

A summary of stock option activity for all the above plans as of December 27, 2008 and changes during the year then ended is presented below:
		Weighted	Weighted
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at
beginning of year	1,062,250	$ 0.71
Granted at
fair market value	8,000	$ 1.70
Exercised	(73,000)	$ 1.01
Forfeited/expired	(8,000)	$ 2.17
	-------------
Outstanding at
end of year	989,250	$ 0.68	4.02	$ 514,410
	=======			=======
Options exercisable
at year-end	981,250	$ 0.68	4.02	$510,250
	=======			=======

The total intrinsic value of options exercised during fiscal years 2008, 2007 and 2006 was $73,180, $43,600, and $189,878, respectively. As of December 27, 2008, there was $6,926 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans; that cost is expected to be recognized during fiscal year 2009.

Cash received from option exercises under all share-based payment arrangements for the years ended December 27, 2008, December 29, 2007 and December 30, 2006 was $73,640, $20,550 and $35,235, respectively.

The fair value of each option grant under SFAS No. 123(R) is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents the annualized weighted average values of the significant assumptions used to estimate the fair values of the options:
	2008	2007	2006
Risk-free interest rate	3.58%	4.13%	4.37%
Expected life in years	7	7	7
Expected volatility	103%	126%	128%
Expected dividend yield	0	0	0
Weighted average fair value of grants	$ 1.44	$ 2.20	$ 1.38

All options are granted with an exercise price equal to the fair market value of the underlying common stock on the date of grant.

(6) Accrued Expenses

Accrued expenses at December 27, 2008 and December 29, 2007 consist of the following:
	2008	2007
Accrued legal and
accounting	$ 56,572	$ 51,950
Accrued payroll	393,871	311,324
Accrued other	97,789	77,573
Accrued income tax payable	132,475	47,200
	-------------	-------------
	$ 680,707	$ 488,047
	=========	=========

(7) Revolving Line of Credit

In May 2008, the Company renewed a $1 million revolving line of credit with Sovereign Bank. The line of credit is secured by the accounts receivable and other assets of the Company, has an interest rate of prime plus one percent (1%) and a one-year term. Under the terms of the agreement, the Company is required to maintain its operating accounts with Sovereign Bank. The line of credit and the lease line are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the line of credit that require the Company to maintain a targeted rolling four quarter debt service coverage ratio as well as targeted debt to equity and current ratios. At December 27, 2008, the Company was in compliance with these covenants. Management believes it is likely that Sovereign Bank and the Company will renew the line at the end of the term. In 2008, there were no borrowings under this line of credit.

(8) Income Taxes

Components of income tax expense (benefit) for each year are as follows:
	2008	2007	2006
Current
United States:
Federal	$ 27,350	$ 22,000	$ 29,000
State	137,384	63,600	83,000
	-----------------	----------------	----------------
Current income tax provision:	164,734	85,600	112,000
	-----------------	----------------	----------------
Deferred:
United States:
Federal	(228,470)	(135,000)	(395,200)
State	(70,685)	(9,000)	(4,800)
	-----------------	----------------	----------------
Deferred income tax benefit, net	(299,155)	(144,000)	(400,000)
	-----------------	----------------	----------------
Total	$ (134,421)	$ (58,400)	$ (288,000)
	=========	=========	=========

Deferred tax assets (liabilities) as of December 27, 2008 and December 29, 2007 are as follows:
	December 27, 2008	December 29, 2007
Deferred Tax Assets:
Net operating loss
carryforwards	$ 1,682,000	$ 2,281,000
Credit carryforwards	128,000	81,000
Inventory	192,000	200,000
Accrued liabilities	34,000	26,000
Depreciation	--	8,000
Other	2,155	2,000
	-----------------	-----------------
Gross deferred tax assets	2,038,155	2,598,000
Valuation allowance	(1,174,000)	(2,054,000)
	-----------------	-----------------
Net deferred tax assets	$ 864,155	$ 544,000
	----------------	----------------

Deferred Tax Liabilities:
Depreciation	21,000	--
	-----------------	-----------------
Gross deferred tax liability	21,000	--
	-----------------	-----------------
Net deferred tax asset	$843,155	$ 544,000
	=========	=========

At December 27, 2008 and December 29, 2007, the Company had net operating loss carryforwards of approximately $4,900,000 and $7,000,000 respectively available to offset future income for U.S. Federal income tax purposes. These operating loss carryforwards expire in various amounts from 2009 through 2023. During 2008, the Company used approximately $1,300,000 of net operating loss carryforwards. The valuation allowance for deferred tax assets of $1,174,000 and $2,054,000 at December 27, 2008 and December 29, 2007, respectively, relates to the uncertainty of the utilization of certain deferred tax assets, primarily federal net operating loss carryforwards. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires that a valuation allowance be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized.

A summary of the change in the deferred tax asset is as follows:
	2008	2007	2006

Balance at beginning of year	$ 544,000	$ 400,000	$ --

Deferred tax benefit	299,155	144,000	400,000
	-----------	------------	------------
Balance at end of year	$ 843,155	$ 544,000	$400,000
	=======	=======	=======

The income tax benefit for 2008, 2007, and 2006 consists of current federal alternative minimum tax, current state income taxes, and a deferred tax benefit resulting from a reduction in the valuation allowance provided on deferred tax assets in the current year. Income tax (benefit) expense is different from the amounts computed by applying the U.S. federal statutory income tax rate of 34 percent to pretax income as a result of the following:
	2008	2007	2006
Tax at statutory
rate	$ 455,600	$ 302,700	$ 506,600
State tax, net
of federal tax benefit	44,000	36,000	55,000

(Benefit) derived from net
deferred tax assets
fully reserved for in prior periods	245,979	100,900	(449,600)

(Benefit) derived from the
reduction in the valuation
allowance	(880,000)	(498,000)	(400,000)
	------------	------------	-------------
Total	$ (134,421)	$ (58,400)	$ (288,000)
	=======	=======	=======

Certain provisions of the Internal Revenue Code limit the annual utilization of net operating loss carryforwards if a change in ownership occurs, as defined. The Company believes that it did not have an ownership change through the period ended December 27, 2008. Therefore, as of year-end 2008 all net operating loss carryforwards should be available to offset future taxable income.

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

The Company extends credit to customers who consist principally of microelectronics systems companies in the United States, Europe and Asia. The Company generally does not require collateral or other security as a condition of sale rather relying on credit approval, balance limitation and monitoring procedures to control credit risk of trade accounts receivable. Management conducts on-going credit evaluations of its customers, and historically the Company has not experienced any significant credit-related losses with respect to its trade accounts receivable. As of December 27, 2008, the Company had trade accounts receivable due from four customers that accounted for 63% of total trade accounts receivable as of that date. Management believes that any credit risks have been properly provided for in the accompanying financial statements.

Revenues from significant customers as a percentage of total revenues in 2008, 2007 and 2006 were as follows:
	Percent of Total Revenues
Significant Customer	2008	2007	2006
A	35%	24%	22%
B	28%	22%	21%
C	8%	11%	20%
D	5%	9%	15%

The Company`s revenue was derived from the following countries in 2008, 2007 and 2006:
	Percent of Total Revenues
Country	2008	2007	2006
United States of America	66%	68%	78%
Germany	28%	23%	16%
Canada	1%	5%	5%
Other	5%	4%	1%

Many of the Company`s customers based in the United States conduct design, purchasing and payable functions in the United States, but do manufacturing overseas. Revenue generated from shipments made to customers` locations outside the United States accounted for 79%, 69% and 66% of total revenue in 2008, 2007 and 2006, respectively.

All of the Company`s long-lived assets and operations are located in the United States.

(11) Net Income Per Share

The following reconciles the basic and diluted net income per share calculations.
	For the years ended
	Dec. 27,	Dec. 29,	Dec. 30,
	2008	2007	2006
Basic Computation:
Numerator:
Net income	$ 1,474,336	$ 948,598	$ 1,778,055

Denominator:
Weighted average
common shares
outstanding	12,612,990	12,542,962	12,472,778

Basic net income per share	$ 0.12	$ 0.08	$ 0.14

Diluted Computation:
Numerator:
Net income	$1,474,336	$ 948,598	$ 1,778,055

Denominator:
Weighted average
common shares
outstanding	12,612,990	12,542,962	12,472,778
Stock options	629,717	755,725	593,863
	------------	------------	------------

Total shares	13,242,707	13,298,687	13,066,641
	==========	=======	=======
Diluted net income per share	$ 0.11	$ 0.07	$ 0.14

The computation of diluted earnings per common share in 2006 excludes the effect of the potential exercise of options to purchase 33,000 shares, respectively, because the effect would be anti-dilutive.

(12) Allowance for Doubtful Accounts

Activity in the allowance for doubtful account was as follows for fiscal years 2008, 2007, and 2006:

	2008	2007	2006

Beginning balance	$ 5,461	$ 5,461	$ 5,461

Provision for bad debt	--	--	--

Charge-offs	--	--	--
	-------------	-------------	-------------
Ending balance	$ 5,461	$5,461	$5,461
	=======	=======	=======