Form 10-Q
period 2009-03-28
CPS TECHNOLOGIES CORP/DE/
filed 2009-05-12
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 28, 2009
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
[ ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer`s classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of May 7, 2009: 12,624,959

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(continued on next page)
	March 28,	December 27,
	2009	2008
ASSETS	-------------	-------------

Current assets:
Cash and cash equivalents	$ 783,923	$ 1,158,419
Accounts receivable-trade
net of allowance for doubtful accounts
of $12,804 at March 28, 2009
and $5,460 at December 27, 2008	2,143,879	2,139,688
Inventories	2,021,489	1,689,700
Prepaid expenses	37,396	65,954
Deferred Taxes	843,155	843,155
	-------------	-------------
Total current assets	5,829,842	5,896,916
	-------------	-------------
Property and equipment:
Production equipment	5,399,581	5,399,581
Furniture and office equipment	266,959	262,976
Leasehold improvements	556,219	460,054
	-------------	-------------
Total cost	6,222,759	6,122,611
Accumulated depreciation
and amortization	(4,220,719)	(4,054,105)
Construction in progress	452,144	401,587
	-------------	-------------
Net property and equipment	2,454,184	2,470,093
	-------------	-------------
Total Assets	$ 8,284,026	$ 8,367,009
	=========	=========

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(continued)
LIABILITIES AND STOCKHOLDERS`	March 28,	December 27,
EQUITY	2009	2008
	-------------	-------------
Current liabilities:
Accounts Payable	$ 426,696	$ 288,934
Accrued Expenses	429,283	680,707
Current portion of obligations
under capital leases	250,226	264,489
	-------------	-------------
Total current liabilities	1,106,205	1,234,130

Obligations under capital
leases less current portion	99,159	152,193
	-------------	-------------
Total liabilities	1,205,364	1,386,323
	-------------	-------------
Stockholders` equity:
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 12,647,842 shares at March 28, 2009
and December 27, 2008	126,479	126,479
Additional paid-in capital	32,907,556	32,904,670
Accumulated deficit	(25,894,538)	(25,989,628)
Less cost of 22,883 common shares
Repurchased	(60,835)	(60,835)
	-------------	-------------
Total stockholders` equity	7,078,662	6,980,686
	-------------	-------------
Total liabilities and stockholders`
equity	$ 8,284,026	$ 8,367,009
	==========	==========

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Operations (Unaudited)
	Fiscal Quarters Ended
	March 28,	March 29,
	2009	2008
	-------------------	------------------
Revenues:
Product sales	2,520,810	3,415,756
Research and development under
cooperative agreement	531,831	--
	-------------------	------------------
Total revenues	3,052,641	3,415,756

Cost of product sales	1,969,576	2,353,395
Cost of research and development
under cooperative agreement	463,507	--
	-------------------	------------------
Gross Margin	619,558	1,062,361

Selling, general, and
administrative expense	507,745	574,532
	-------------------	------------------
Operating income	111,813	487,829

Other expense, net	(7,823)	(12,124)
	-------------------	------------------
Net income before income tax
expense	103,990	475,705
Income tax expense	8,900	53,000
	-------------------	------------------
Net income	$95,090	$422,705
	============	============
Net income per
basic common share	$ 0.01	$ 0.03
	-------------------	------------------

Weighted average number of
basic common shares
outstanding	12,624,959	12,551,959
	============	============
Net income per
diluted common share	$ 0.01	$ 0.03
	-------------------	------------------
Weighted average number of
diluted common shares
outstanding	13,013,718	13,272,947
	============	============

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Cash Flows (Unaudited)
	Fiscal Quarters Ended
	March 28,	March 29,
	2009	2008
	-------------------	------------------

Cash flows from operating activities:
Net income	$95,090	$422,705
Adjustments to reconcile net income
to cash (used) provided by
operating activities:
Depreciation & amortization	166,614	139,644
Share-based compensation	2,886	10,119

Changes in operating assets and liabilities:
Accounts receivable trade	(4,191)	(277,294)
Inventories	(331,789)	(254,947)
Prepaid expenses	28,558	2,279
Accounts payable	137,762	(22,358)
Accrued expenses	(251,424)	(12,624)
	-------------------	------------------
Net cash (used) provided by operating	(156,494)	7,524
Activities
	-------------------	------------------
Cash flows from investing activities:
Purchases of property and equipment	(150,705)	(100,500)
	-------------------	------------------
Net cash used in investing
Activities	(150,705)	(100,500)
	-------------------	------------------
Cash flows from financing activities:
Payment of capital lease obligations	(67,297)	(90,423)
	-------------------	------------------
Net cash used by
financing activities	(67,297)	(90,423)
	-------------------	------------------
Net decrease in cash and cash equivalents	(374,496)	(183,399)
Cash and cash equivalents at beginning of period	1,158,419	472,059
	-------------------	------------------
Cash and cash equivalents at end of period	$ 783,923	$ 288,660
	==========	==========
Supplemental cash flow information:
Prepaid expense transferred to equipment	$ --	$ 32,217
Cash paid for taxes	$ 138,000	$ 52,456
Interest paid	$ 7,855	$ 12,475

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

The Company`s balance sheet at December 27, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Registrant`s Annual Report on Form 10-K for the year ended December 27, 2008.

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

The following table presents the calculation of both basic and diluted EPS:
	For periods ended
	March 28,	March 29,
	2009	2008
	------------	------------
Basic EPS Computation:
Numerator:
Net income	$ 95,090	$ 422,705

Denominator:
Weighted average
Common shares
Outstanding	12,624,959	12,551,959

Basic EPS	$ 0.01	$ 0.03

Diluted EPS Computation:
Numerator:
Net income	95,090	422,705

Denominator:
Weighted average
Common shares
Outstanding	12,624,959	12,551,959
Stock options	388,759	720,988

Total Shares	13,013,718	13,272,947

Diluted EPS	$ 0.01	$ 0.03

(4) Share-Based Payments

The Company maintains a stock incentive plan (the "Plan"), which is described more fully in Note 5 to the financial statements in the 2008 Annual Report filed on Form 10-K. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123, "Share-Based Payments (revised 2004)," (SFAS No. 123R) which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). Under SFAS No. 123R, the Company provides an estimate of forfeitures at initial grant date. The Company elected the modified prospective transition method under SFAS No. 123R and accordingly has not restated periods prior to adoption. There were no shares granted under the Plan during the quarters ended March 28, 2009 and March 29, 2008. During the quarters ended March 28, 2009 and March 29, 2008 the company recognized $2,886 and $10,119 respectively as shared-based compensation expense related to previously granted shares under the plan.

(5) Inventories

Inventories consist of the following:

	March 28,	December 27,
	2009	2008
	-------------	-------------
Raw materials	$ 271,220	$ 246,614
Work in process	488,788	499,964
Finished goods	1,261,481	943,122
	-------------	-------------

Inventories	$ 2,021,489	$1,689,700
	=======	=======

(6) Accrued Expenses

Accrued expenses consist of the following:
	March 28,	December 27,
	2009	2008
	-------------	-------------

Accrued legal and accounting	$ 46,432	$ 56,572
Accrued payroll	251,638	393,871
Accrued other	129,838	97,789
Accrued income tax payable	1,375	132,475
	------------	------------
	$ 429,283	$ 680,707
	=======	=======

(7) Line of Credit and Equipment Lease Facility Agreements

In April 2005, the Company entered into a revolving line of credit and equipment lease arrangements with Sovereign Bank. The line of credit is secured by the accounts receivable and other assets of the Company, has an interest rate of prime plus one percent (1%), subject to the Company complying with certain covenants. The line of credit has a limit of $1 million, a one year term and has been extended to May 2010. As of March 28, 2009 there were no borrowings under the line of credit.

The equipment lease facility allows the Company to lease up to $1.5 million of eligible capital equipment from Sovereign Bank. As of March 28, 2009, the Company has leased capital equipment with a net carrying value of $591 thousand from Sovereign Bank under the lease facility agreement, and $909 thousand of availability for future use under the lease facility agreement. Sovereign revised the equipment lease facility to be a $1 million equipment line of credit rather than a $1.5 million lease line starting May 5, 2009.

(8) Income Taxes

At December 27, 2008, the Company had approximately $4,900,000 of net operating loss carryforwards available to offset income for U.S. Federal income tax purpose. The Company has established a valuation allowance against this and its other deferred tax assets.

The Company recorded a tax provision of $2,000 for federal income taxes for the quarter ended March 28, 2009. This provision is based on the federal corporate alternative minimum tax rate rather than the statutory graduated tax rates. The Company believes it will be able to use net operating loss carryforwards to offset federal taxes, other than the corporate alternative minimum tax, in fiscal 2009.

The Company reduced the valuation allowance against deferred tax assets at the end of 2008 resulting in a deferred tax asset account of $843,155 on the Company`s balance sheet as of year-end 2008. The Company will continue to consider the need and amount of the valuation allowance against the deferred tax assets based upon its ongoing assessment of historical and projected taxable income.

The Company recorded a tax provision of $6,900 for state income taxes during the quarter ended March 28, 2009.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the financial statements of the Company and notes thereto included in this report and the Company`s Annual Report on Form 10-K for the year ended December 27, 2008.

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

Critical Accounting Policies

The critical accounting policies utilized by the Company in preparation of the accompanying financial statements are set forth in Part II, Item 7 of the Company`s Annual Report on Form 10-K for the year ended December 27, 2008, under the heading "Management`s Discussion and Analysis of Financial Condition and Results of Operations". There have been no material changes to these policies since December 27, 2008.

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

Results of Operations for the First Fiscal Quarter of 2009 (Q1 2009) Compared to the First Fiscal Quarter of 2008 (Q1 2008)

Total revenue was $3,053 thousand in Q1 2008, an 11% decrease from revenue of $3,416 thousand in Q1 2008. The 11% decline in revenues in Q1 2009 compared to Q1 2008 primarily reflects the continuing challenging external economic environment. Rather steep declines in demand for heatspreaders for flip-chip integrated circuit packaging and slightly lower demand for baseplates for traction applications were somewhat but not fully offset by increased demand for hermetic metal packages, baseplates for hybrid vehicle applications and revenue from the Company`s contract with the Army for armor development. We are pleased that our diversification across multiple end markets has provided some protection against the significant volatility in demand in some specific end markets.

Total operating expenses in Q1 2009 were $2,941 thousand, a 1% increase from total operating expenses of $2,928 thousand in Q1 2008. Cost of product sales in Q1 2009 was $1,970 thousand, a 16% decrease from cost of product sales in Q1 2008 of $2,353 thousand.

Cost of product sales increased primarily as a result of changes in product mix. The gross profit on product sales in Q1 2009 was 22% compared to gross profit on product sales in Q1 2008 of 31%. This decrease in gross profit was primarily the result of declines in demand Q1 2009 compared to Q1 2008, and fixed costs being spread over decreased unit shipments.

Selling, general and administrative (SG&A) expenses were $508 thousand in Q1 2009, a 12% decrease over SG&A expenses of $575 thousand in Q1 2008. The decrease in SG&A expenses is primarily the result of decreased professional contract services used for system upgrade projects in Q1 2009 compared to Q1 2008.

Liquidity and Capital Resources

The Company`s cash and cash equivalents at March 28, 2009 were $784 thousand compared to cash and cash equivalents at December 27, 2008 of $1,158 thousand, a decrease of $374 thousand or 32%. Cash declined as a result of changes in inventory levels and accounts receivable; management views this level of fluctuation as within the ordinary course of business.

Accounts receivable increased to $2,144 thousand at March 28, 2009 from $2,140 thousand at December 27, 2008. This change reflects timing of collections in Q1 2009 compared to Q4 2008. The accounts receivable balance at March 28, 2009 and December 27, 2008 is net of allowance for doubtful accounts of $13 and $5 thousand, respectively.

Inventories increased to $2,021 thousand at March 28, 2009 from $1,690 thousand at December 27, 2008. Finished goods inventory increased primarily due to increased inventory being held at customers` locations on consignment. This inventory is shipped under existing purchase orders and per customers` requests. Of the total finished goods inventory of $1,261 thousand at March 28, 2009, $694 thousand was located at customers` locations pursuant to consigned inventory agreements. Of the total finished goods inventory of $943 thousand at December 27, 2008, $630 thousand was located at customers` locations pursuant to consigned inventory agreements.

The Company financed its working capital during Q1 2009 with existing cash balances and funds generated by operations. The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2009 from these same sources.

The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company`s ability to achieve its business objectives.

Contractual Obligations

In April 2005, the Company entered line of credit and equipment lease agreements with Sovereign Bank. The line of credit is a revolving credit facility allowing the Company to borrow up to 80% of eligible accounts receivable, up to a maximum of $1 million, subject to the Company complying with certain covenants. The line of credit has a one-year term. As of March 28, 2009 there were no borrowings under the line of credit. In May 2009 the term was extended for one year to May 2010.

The equipment lease facility allows the Company to lease up to $1.5 million of eligible capital equipment. As of March 28, 2009, the Company has leased capital equipment with a net carrying value of $591 thousand from Sovereign Bank under the lease facility agreement, and $909 thousand of availability for future use under the lease facility agreement.

As of March 28, 2009 production equipment included $452 thousand of construction in progress, and in addition, the Company had outstanding commitments to purchase $67 thousand of production equipment. The Company intends to finance production equipment in construction in progress and outstanding commitments under the lease agreement with existing cash balances and funds generated by operations.

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

The Company`s contractual obligations at March 28, 2009 consist of the following:
		Payments Due by Period
		Remaining in	FY 20010 -	FY 2013 -	FY 2016 and
	Total	FY 2009	FY 2012	FY 1015	beyond
Capital lease obligations including interest	$ 371,616	$212,466	$ 159,150	$ --	$ --
Purchase commitments for production equipment	$ 67,704	$ 67,704	$ --	$ --	$ --
Operating lease obligation for facilities at 111 South Worcester Street, Norton, MA.	$952,500	$ 90,000	$ 385,000	$ 290,000	$ 187,500

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

Exhibit 32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

  Reports on Form 8-K

On May 11, 2009 the Company filed a report on Form 8-K relating to the announcement of its financial results for the fiscal quarter ended March 28, 2009 as presented in a press release dated May 11, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPS TECHNOLOGIES CORPORATION
(Registrant)

Date: May 12, 2009
/s/ Grant C. Bennett
Grant C. Bennett
President