Form 10-Q
period 2009-06-27
CPS TECHNOLOGIES CORP/DE/
filed 2009-08-11
CIK 814676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 27, 2009
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
[ ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of July 30, 2009: 12,624,959.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(continued on next page)
	June 27,	December 27,
	2009	2008
ASSETS	-------------	-------------

Current assets:
Cash and cash equivalents	$ 944,076	$ 1,158,419
Accounts receivable-trade
net of allowance for doubtful accounts of $12,804 at July 27, 2009 and
$5,461 at December 27, 2008	2,596,031	2,139,688
Inventories	1,992,789	1,689,700
Prepaid expenses	82,309	65,954
Deferred Taxes	843,155	843,155
	-------------	-------------
Total current assets	6,458,360	5,896,916
	-------------	-------------
Property and equipment:
Production equipment	5,875,692	5,399,581
Furniture and office equipment	268,106	262,976
Leasehold improvements	576,206	460,054
	-------------	-------------
Total cost	6,720,004	6,122,611
Accumulated depreciation
and amortization	(4,411,732)	(4,054,105)
Construction in progress	41,068	401,587
	-------------	-------------
Net property and equipment	2,349,340	2,470,093
	-------------	-------------
Total Assets	$ 8,807,700	$ 8,367,009
	=========	=========

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(continued)
LIABILITIES AND STOCKHOLDERS`	June 27,	December 27,
EQUITY	2009	2008
	-------------	-------------
Current liabilities:
Accounts Payable	$ 361,574	$ 288,934
Accrued Expenses	565,658	680,707
Current portion of obligations
under capital leases	358,994	264,489
	-------------	-------------
Total current liabilities	1,286,226	1,234,130

Obligations under capital
leases less current portion	373,852	152,193
	-------------	-------------
Total liabilities	1,660,078	1,386,323
	-------------	-------------
Stockholders` equity:
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 12,647,842 shares at June 27, 2009
and December 27, 2008	126,479	126,479
Additional paid-in capital	32,910,442	32,904,670
Accumulated deficit	(25,828,464)	(25,989,628)
Less cost of 22,883 common shares
repurchased	(60,835)	(60,835)
	-------------	-------------
Total stockholders` equity	7,147,622	6,980,686
	-------------	-------------
Total liabilities and stockholders`
equity	$ 8,807,700	$ 8,367,009
	==========	==========

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Operations (Unaudited)
	Fiscal Quarters Ended		Six month Periods Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
	------------	------------	------------	------------
Revenues:
Product sales	3,154,349	4,472,069	5,675,159	7,887,825
Research and development
under cooperative agreement	448,086	--	979,917	--
	------------	------------	------------	------------
Total revenues	3,602,435	4,472,069	6,655,076	7,887,825

Cost of product sales	2,479,724	3,101,750	4,449,300	5,455,145
Cost of research and development
under cooperative agreement	449,731	--	913,238	--
	------------	------------	------------	------------
Gross Margin	672,980	1,370,319	1,292,538	2,432,680

Selling, general, and
administrative expense	588,664	721,968	1,096,409	1,296,500
	------------	------------	------------	------------
Operating income	84,316	648,351	196,129	1,136,180

Other income(expense), net	(9,142)	(10,554)	(16,965)	(22,678)
	------------	------------	------------	------------
Net income before income tax
expense	75,174	637,797	179,164	1,113,502
Income tax expense	9,100	71,000	18,000	124,000
	------------	------------	------------	------------
Net income	$66,074	$566,797	$161,164	$989,502
	=========	=========	=========	=========
Net income per
basic common share	$ 0.01	$ 0.05	$ 0.01	$ 0.08
	------------	------------	------------	------------

Weighted average number of
basic common shares
outstanding	12,624,959	12,562,508	12,624,959	12,557,234
	=========	=========	=========	=========
Net income per
diluted common share	$ 0.01	$ 0.04	$ 0.01	$ 0.07
	------------	------------	------------	------------
Weighted average number of
diluted common shares
outstanding	13,028,847	13,219,672	13,021,283	13,246,310
	=========	=========	=========	=========

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Cash Flows (Unaudited)
	Six-Month Period Ended
	June 27,	June 28,
	2009	2008
	---------	---------

Cash flows from operating activities:
Net income	$ 161,164	$ 989,502
Adjustments to reconcile net income
to cash provided (used) by
operating activities:
Depreciation & amortization	357,627	281,002
Share-based compensation	5,772	22,254
Tax benefit from stock options	--	6,298

Changes in operating assets and liabilities:
Accounts receivable trade	(456,343)	(668,042)
Inventories	(303,089)	(153,823)
Prepaid expenses	(16,355)	(4,650)
Accounts payable	72,640	106,764
Accrued expenses	(115,049)	200,510
	---------	---------
Net cash provided (used) by operating	(293,633)	779,815
activities
	---------	---------
Cash flows from investing activities:
Purchases of property and equipment	(167,712)	(507,515)
	---------	---------
Net cash used in investing
activities	(167,712)	(507,515)
	---------	---------
Cash flows from financing activities:
Payment of capital lease obligations	(147,783)	(65,172)
Proceeds from issuance of common stock	--	64,640
Proceeds from capital lease financing	394,785	--
	---------	---------
Net cash provided (used) by
financing activities	247,002	(532)
	---------	---------
Net increase (decrease) in cash and cash equivalents	(214,343)	271,768
Cash and cash equivalents at beginning of period	1,158,419	472,059
	---------	---------
Cash and cash equivalents at end of period	$ 944,076	$ 743,827
	=========	=========
Supplemental cash flow information:
Acquisition of machinery under capital leases	$ 69,163	$ 117,484
Prepaid expense transferred to equipment	$ --	$ 32,217
Cash paid for taxes	$ 183,000	$ 52,426
Interest paid	$ 17,001	$ 23,109

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

In preparing the accompanying financial statements and in accordance with the recently issued Statement of Financial Accounting Standards ("SFAS") No.165, Subsequent Events (SFAS 165"), the Company evaluated subsequent events after the balance sheet date of June 27, 2009 through August 11, 2009.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("SFAS 168"). SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"), superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), Emerging Issues Task Force ("EITF"), and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This pronouncement will have no impact on the Company`s financial statements. However, all future references to authoritative accounting literature will be references in accordance with SFAS 168.

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

The following table presents the calculation of both basic and diluted EPS:
	Quarters Ended		Six-Month Periods Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
	------------	------------	------------	------------
Basic EPS Computation:
Numerator:
Net income	$ 66,074	$ 566,797	$ 161,164	$ 989,502

Denominator:
Weighted average
Common shares
Outstanding	12,624,959	12,562,508	12,624,959	12,557,234

Basic EPS	$ 0.01	$ 0.05	$ 0.01	$ 0.08

Diluted EPS Computation:
Numerator:
Net income	66,074	566,797	161,164	989,502

Denominator:
Weighted average
Common shares
Outstanding	12,624,959	12,562,508	12,624,959	12,557,234
Dilutive effect of Stock options	403,888	657,164	396,324	689,076

Total Shares	13,028,847	13,219,672	13,021,283	13,246,310

Diluted EPS	$ 0.01	$ 0.04	$ 0.01	$ 0.07

(4) Share-Based Payments

The Company maintains a stock incentive plan (the "Plan"), which is described more fully in Note 5 to the financial statements in the 2008 Annual Report filed on Form10-K. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123, "Share-Based Payments (revised 2004)," (SFAS No. 123R) which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). Under SFAS No. 123R, the Company provides an estimate of forfeitures at initial grant date. The Company elected the modified prospective transition method under SFAS No. 123R and accordingly has not restated periods prior to adoption. There were no shares granted under the Plan during the quarters ended June 27, 2009 and June 28, 2008. During each of the three and six months ended June 27, 2009, the Company recognized $2,886 and 5,772, respectively, as shared-based compensation expense related to previously granted shared under the Plan. During the three and six months ended June 28, 2008, the Company recognized $12,135 and $22,254, respectively, as shared-based compensation expense related to previously granted shares under the Plan.

(5) Inventories

Inventories consist of the following:
	June 27,	December 27,
	2009	2008
	-------------	-------------
Raw materials	$ 311,943	$ 246,614
Work in process	479,601	499,964
Finished goods	1,201,245	943,122
	-----------	-----------

Inventories	$ 1,992,789	$ 1,689,700
	=======	=======

(6) Accrued Expenses

Accrued expenses consist of the following:
	June 27,	December 27,
	2009	2008
	-------------	-------------

Accrued legal and accounting	$ 48,674	$ 56,572
Accrued payroll	392,045	393,871
Accrued other	117,036	97,789
Accrued income tax payable	7,903	132,475
	------------	------------
	$ 565,658	$ 680,707
	=======	=======

(7) Line of Credit and Equipment Lease Facility Agreements
In April 2005, the Company entered into line of credit and equipment lease agreements with Sovereign Bank. The line of credit is secured by the accounts receivable and other assets of the Company and has an interest rate of prime plus one percent (1%), subject to the Company complying with certain covenants. The line of credit has a limit of $1 million, a one year term and has been extended to May 2010. As of June 27, 2009 there were no borrowings under the line of credit.

The equipment lease facility allows the Company to lease up to $1 million of eligible capital equipment from Sovereign Bank. As of June 27, 2009, the Company has leased capital equipment with a net carrying value of $969 thousand from Sovereign Bank under the lease facility agreement, and has $31 thousand of availability for future use under the lease facility agreement.

(8) Income Taxes
 At December 27, 2008, the Company had approximately $4,900,000 of net operating loss carryforwards available to offset income for U.S. Federal income tax purpose. The Company has established a valuation allowance against this and its other deferred tax assets.

The Company recorded a tax provision of $2,000 and $4,000 for federal income taxes for the three and six months ended June 27, 2009, respectively. This provision is based on the federal corporate alternative minimum tax rate rather than the statutory graduated tax rates. The Company believes it will be able to use net operating loss carryforwards to offset federal taxes, other than the corporate alternative minimum tax, in fiscal 2009.

The Company reduced the valuation allowance against deferred tax assets at the end of 2008 resulting in a deferred tax asset account of $843,155 on the Company`s balance sheet as of year-end 2008. The Company will continue to consider the need and amount of the valuation allowance against the deferred tax assets based upon its ongoing assessment of historical and projected taxable income.

The Company recorded a tax provision of $7,100 and $14,000 for state income taxes during the three and six months ended June 27, 2009, respectively.

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

We are also actively working with customers in end markets at the beginning stages of the adoption lifecycle. An example of such a market is the market for armor. In 2008 the Company entered into a cooperative agreement with the Army Research Laboratory ("ARL") to further develop large hybrid metal matrix composite modules which integrally combine metal matrix composites and ceramics by enveloping ceramic tiles with MMCs. This system offers a lighter weight, durable, multi-hit capable and cost competitive alternative to conventional steel, aluminum and ceramic based armor systems. CPS hybrid hard face armor modules are comprised of multiple materials completely enveloped within and mechanically and chemically bonded to lightweight and stiff aluminum metal matrix composites.

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

Results of Operations for the Second Fiscal Quarter of 2009 (Q2 2009) Compared to the Second Fiscal Quarter of 2008 (Q2 2008)
Total revenue was $3,602 thousand in Q2 2009, a 19% decrease from revenue of $4,472 thousand in Q2 2008. The 19% decrease in revenues in Q2 2009 compared to Q2 2008 primarily reflects the continuing challenging external economic environment. Customer demand declined in all product families; this decline was somewhat offset by revenues from the Company`s Cooperative Agreement with the Army Research Laboratory which began in Q3 2008.

Total operating expenses in Q2 2009 were $3,518 thousand, a 9% decrease from total operating expenses in Q2 2008 of $3,824 thousand. Cost of product sales in Q2 2009 were $2,480 thousand, a 20% decrease from cost of product sales in Q2 2008 of $3,102 thousand. Although management carefully controlled expenses during Q2, the decline in operating expenses was, in percentage terms, less than the decline in revenues due to fixed costs.

The gross profit on product sales in Q2 2009 was 21% compared to gross profit on product sales in Q2 2008 of 31%. This change is primarily due to fixed costs being spread over a larger base in Q2 2008, as well as product mix. The ARL Cooperative Agreement is a cost-share Agreement; the Army funds 95% of the Agreement costs; CPS funds 5% of the Agreement costs.

Selling, general and administrative (SG&A) expenses were $589 thousand in Q2 2009, a 23% decrease from SG&A expenses of $722 thousand in Q2 2008. The decrease in SG&A expenses is primarily the result of lower commissions paid to sales representatives which in turn is the result of lower revenues.

Results of Operations for First Six Months 2009 Compared to First Six Months of 2008

Total revenue was $6,655 thousand in the first six months of 2009, a 16% decrease from total revenue of $7,888 thousand in the first six months of 2008. The decrease in revenue in the first six months of 2009 compared to 2008 reflects primarily the continuing challenging external economic environment. Management believes customer`s have continued to reduce inventories throughout the supply chain given the uncertainty in the macroeconomic environment.

Total operating expenses in the first six months of 2009 were $6,459 thousand, a 4% decrease from total operating expenses of $6,752 thousand in the first six months of 2008. Cost of product sales in the first six months of 2009 were $4,449 thousand, an 18% decrease from cost of product sales of $5,455 thousand in the first six months of 2008. Although management carefully controlled expenses during the six months of 2009, the decline in operating expenses was, in percentage terms, less than the decline in revenues due primarily to fixed costs, and secondarily to product mix change.

Gross profit on product sales in the first six months of 2009 was 22% compared with gross profit on product sales of 31% in the first six months of 2008. The decrease in gross margin is the result of lower labor utilization related to reduced demand and fixed costs being spread over a smaller base.

Selling, general and administrative (SG&A) expenses were $1,096 thousand in the first six months of 2009, a 16% decrease from SG&A expenses of $1,297 thousand in the first six months of 2008. The decrease in SG&A expenses is primarily the result of accruing for lower compensation expense for bonuses paid, lower commissions paid to sales representatives, and lower salary costs associated with a decrease in personnel in the sales function.

Liquidity and Capital Resources

The Company`s cash and cash equivalents at June 27, 2009 were $944 thousand compared to cash and cash equivalents at December 27, 2008 of $1,158 thousand, a decrease of $214 thousand or 18%. Cash declined as a result of changes in inventory levels and accounts receivable; management views this fluctuation as within the ordinary course of business.

Accounts receivable increased to $2,596 thousand at June 27, 2009 from $2,140 thousand at December 27, 2008. This change reflects timing of collections in Q2 2009 compared to Q4 2008. The accounts receivable balance at June 27, 2009 and December 28, 2008 is net of allowance for doubtful accounts of $13 thousand and $5 thousand, respectively.

Inventories increased to $1,993 thousand at June 27, 2009 from $1,690 thousand at December 27, 2008. Raw materials inventory increased primarily due to purchased components used in the Company`s hermetic packaging products; finished goods inventory increased at the Company`s Norton location due to timing of shipments. Of the total finished goods inventory of $1,201 thousand at June 27, 2009, $510 thousand was located at customers` locations pursuant to consigned inventory agreements. Of the total finished goods inventory of $943 thousand at December 27, 2008, $630 thousand was located at customers` locations pursuant to consigned inventory agreements.

The Company financed its working capital during Q2 2009 and the six months ended June 27, 2009 with existing cash balances and funds generated by operations. The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2009 from these same sources.

The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company`s ability to achieve its business objectives.

Contractual Obligations

In April 2005, the Company entered line of credit and equipment lease agreements with Sovereign Bank. The line of credit is a revolving credit facility allowing the Company to borrow up to 80% of eligible accounts receivable, up to a maximum of $1 million, subject to the Company complying with certain covenants. The line of credit has a one-year term. As of June 27, 2009 there were no borrowings under the line of credit. In May 2009 the term was extended for one year to May 2010.

The equipment lease facility allows the Company to lease up to $1 million of eligible capital equipment. As of June 27, 2009, the Company has leased capital equipment with a carrying value of $969 thousand from Sovereign Bank under the lease facility agreement, and has $31 thousand of availability for future use under the lease facility agreement.

As of June 27, 2009 production equipment included $41 thousand of construction in progress and the Company had no outstanding commitments to purchase production equipment. The Company intends to finance production equipment in construction in progress with existing cash balances and funds generated by operations.

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

The Company`s contractual obligations at June 27, 2009 consist of the following:
Payments Due by Period
		Remaining in	FY 2010 -	FY 2013 -	FY 2016 and
	Total	FY 2009	FY 2012	FY 1015	beyond
Capital lease obligations including interest	$ 789,505	$ 221,837	$ 567,668	$ --	$ --
Purchase commitments for production equipment	$ --	$ --	$ --	$ --	$ --
Operating lease obligation for facilities at 111 South Worcester Street, Norton, MA.	$922,500	$ 60,000	$ 385,000	$ 290,000	$ 187,500

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

Exhibit 32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

  Reports on Form 8-K

On August 11, 2009 the Company filed a report on Form 8-K relating to the announcement of its financial results for the quarter ended June 27, 2009 as presented in a press release dated August 11, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPS TECHNOLOGIES CORPORATION
(Registrant)

Date: August 11, 2009
/s/ Grant C. Bennett
Grant C. Bennett
President