Form 10-K
period 2009-09-26
CPS TECHNOLOGIES CORP/DE/
filed 2009-11-10
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 26, 2009
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
[ ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of October 28, 2009: 12,624,959.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(continued on next page)
	September 26,	December 27,
	2009	2008
ASSETS	-------------	-------------

Current assets:
Cash and cash equivalents	$ 1,236,408	$ 1,158,419
Accounts receivable-trade
net of allowance for doubtful accounts
of $12,804 at September 26, 2009 and
$5,461 at December 27, 2008	2,097,341	2,139,688
Inventories	2,021,179	1,689,700
Prepaid expenses	76,732	65,954
Deferred taxes	843,155	843,155
	-------------	-------------
Total current assets	6,274,815	5,896,916
	-------------	-------------
Property and equipment:
Production equipment	5,875,692	5,399,581
Furniture and office equipment	267,111	262,976
Leasehold improvements	576,206	460,054
	-------------	-------------
Total cost	6,719,009	6,122,611
Accumulated depreciation
and amortization	(4,590,189)	(4,054,105)
Construction in progress	42,049	401,587
	-------------	-------------
Net property and equipment	2,170,869	2,470,093
	-------------	-------------
Total Assets	$ 8,445,684	$ 8,367,009
	=========	=========

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(continued)
LIABILITIES AND STOCKHOLDERS`	September 26,	December 27,
EQUITY	2009	2008
	-------------	-------------
Current liabilities:
Accounts payable	$ 348,347	$ 288,934
Accrued expenses	458,117	680,707
Current portion of obligations
under capital leases	311,128	264,489
	-------------	-------------
Total current liabilities	1,117,592	1,234,130

Obligations under capital
leases less current portion	315,848	152,193
	-------------	-------------
Total liabilities	1,433,440	1,386,323
	-------------	-------------
Stockholders` equity:
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 12,647,842 shares; outstanding 12,624,959 shares at September 26, 2009
and December 27, 2008	126,479	126,479
Additional paid-in capital	32,911,596	32,904,670
Accumulated deficit	(25,964,996)	(25,989,628)
Less cost of 22,883 common shares
repurchased	(60,835)	(60,835)
	-------------	-------------
Total stockholders` equity	7,012,244	6,980,686
	-------------	-------------
Total liabilities and stockholders`
equity	$ 8,445,684	$ 8,367,009
	==========	==========

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Operations (Unaudited)
	Fiscal Quarters Ended		Nine month Periods Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
	------------	------------	------------	------------
Revenues:
Product sales	2,439,821	3,580,350	8,114,980	11,468,175
Research and development
under cooperative agreement	424,398	--	1,404,315	--
	------------	------------	------------	------------
Total Revenues	2,864,219	3,580,350	9,519,295	11,468,175

Cost of product sales	2,145,085	2,786,854	6,594,385	8,241,999
Cost of research and development
under cooperative agreement	402,689	--	1,315,927	--
	------------	------------	------------	------------
Gross Margin	316,445	793,496	1,608,983	3,226,176

Selling, general, and
administrative expense	448,865	612,932	1,545,274	1,909,432
	------------	------------	------------	------------
Operating income (loss)	(132,420)	180,564	63,709	1,316,744

Other income (expense), net	(12,312)	(12,296)	(29,277)	(34,974)
	------------	------------	------------	------------
Net income (loss) before income
tax expense	(144,732)	168,268	34,432	1,281,770
Income tax expense	(8,200)	3,000	9,800	127,000
	------------	------------	------------	------------
Net income (loss)	$(136,532)	$165,268	$24,632	$1,154,770
	=========	=========	=========	=========
Net income (loss) per
basic common share	$ (0.01)	$ 0.01	$ 0.00	$ 0.09
	------------	------------	------------	------------

Weighted average number of
basic common shares
outstanding	12,624,959	12,621,003	12,624,959	12,578,490
	=========	=========	=========	=========
Net income per
diluted common share	$ (0.01)	$ 0.01	$ 0.00	$ 0.09
	------------	------------	------------	------------
Weighted average number of
diluted common shares
outstanding	12,624,959	13,265,264	12,889,175	13,252,268
	=========	=========	=========	=========

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Cash Flows (Unaudited)
	Nine-Month Period Ended
	September 26,	September 27,
	2009	2008
	---------	---------

Cash flows from operating activities:
Net income	$24,632	$1,154,770
Adjustments to reconcile net income
to cash provided by
operating activities:
Depreciation & amortization	536,440	440,050
Share-based compensation	6,926	17,148
Tax benefit from stock options	--	6,819
Loss on sale of property and equipment	535	--

Changes in operating assets and liabilities:
Accounts receivable trade	42,347	202,508
Inventories	(331,479)	(368,195)
Prepaid expenses	(10,778)	(56,623)
Accounts payable	59,413	32,387
Accrued expenses	(222,590)	38,503
	--------------	--------------
Net cash provided by operating	105,446	1,467,367
activities
	--------------	--------------
Cash flows from investing activities:
Purchases of property and equipment	(237,851)	(515,078)
Proceeds from sale of property and equipment	100	--
	--------------	--------------
Net cash used in investing
activities	(237,751)	(515,078)
	--------------	--------------
Cash flows from financing activities:
Payment of capital lease obligations	(253,653)	(269,993)
Proceeds from issuance of common stock	--	73,642
Proceeds from capital lease financing	463,947	--
	--------------	--------------
Net cash used by
financing activities	(210,294)	(196,351)
	--------------	--------------
Net increase in cash and cash equivalents	77,989	755,938
Cash and cash equivalents at beginning of period	1,158,419	472,059
	--------------	--------------
Cash and cash equivalents at end of period	$ 1,236,408	$ 1,227,997
	=========	=========
Supplemental cash flow information:
Acquisition of machinery under capital leases	$ 69,163	$ 165,130
Prepaid expense transferred to equipment	$ --	$ 32,217
Cash paid for taxes	$ 183,000	$ 72,640
Interest paid	$ 28,779	$ 35,414

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

Management has evaluated subsequent events through November 9, 2009 which is the date the financial statements were issued.

In June 2009, the FASB issued ASU No. 2009-01, "Topic 105 - Generally Accepted Accounting Principles - FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles." The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered nonauthoritative. The Codification is effective for interim or annual reporting periods ending after September 15, 2009. This pronouncement had no impact on the Company`s financial statements. However, all future references to authoritative accounting literature will be references in accordance with the Accounting Standards Codification.

In May 2009, the Financial Accounting Standards Board ("FASB") issued ASC 855, "Subsequent Events". ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 is effective for interim or annual periods ending after June 15, 2009 and had no effect on the Company`s financial statements.

In December 2007, the FASB issued ASC 805, "Business Combinations". ASC 805 broadens the guidance and, extends its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. ASC 805 expands on required disclosures to improve the statement users` abilities to evaluate the nature and financial effects of business combinations. ASC 805 is effective for the first annual reporting period beginning on or after December 15, 2008.   The provisions of ASC 805 will be applied to business combinations closing on or after January 1, 2009.

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

The following table presents the calculation of both basic and diluted EPS:
	Quarters Ended		Nine-Month Periods Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
	------------	------------	------------	------------
Basic EPS Computation:
Numerator:
Net income (loss)	$ (136,532)	$ 165,268	$ 24,632	$ 1,154,770

Denominator:
Weighted average
Common shares
Outstanding	12,624,959	12,621,003	12,624,959	12,578,490

Basic EPS	$ (0.01)	$ 0.01	$ 0.00	$ 0.09

Diluted EPS Computation:
Numerator:
Net income (loss)	(136,532)	165,268	24,632	1,154,770

Denominator:
Weighted average
Common shares
Outstanding	12,624,959	12,621,003	12,624,959	12,578,490
Dilutive effect of Stock options	--	644,261	264,216	674,138

Total Shares	12,624,959	13,265,264	12,889,175	13,252,268

Diluted EPS	$ (0.01)	$ 0.01	$ 0.00	$ 0.09

(4) Share-Based Payments
 The Company maintains a stock incentive plan (the "Plan"), which is described more fully in Note 5 to the financial statements in the 2008 Annual Report filed on Form10-K. The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). The Company provides an estimate of forfeitures at initial grant date. There were no shares granted under the Plan during the quarter ended September 26, 2009 and there were 8,000 shares granted under the Plan during the quarter ended September 27, 2008. During the three and nine months ended September 26, 2009, the Company recognized $1,154 and $6,926, respectively, as shared-based compensation expense related to previously granted shared under the Plan. During the three and nine months ended September 27, 2008, the Company recognized ($5,106), a $5,894 expense and a recovery of $11,000, and $17,148 respectively as shared-based compensation expense related to previously granted shares under the Plan.

(5) Inventories

Inventories consist of the following:
	September 26,	December 27,
	2009	2008
	-------------	-------------
Raw materials	$ 373,181	$ 246,614
Work in process	557,989	499,964
Finished goods	1,090,009	943,122
	-----------	-----------

Inventories	$ 2,021,179	$ 1,689,700
	=======	=======

(6) Accrued Expenses

Accrued expenses consist of the following:
	September 26,	December 27,
	2009	2008
	-------------	-------------

Accrued legal and accounting	$ 57,113	$ 56,572
Accrued payroll	253,311	393,871
Accrued other	143,391	97,789
Accrued income tax payable	4,302	132,475
	------------	------------
	$ 458,117	$ 680,707
	=======	=======

(7) Line of Credit and Equipment Lease Facility Agreements
In April 2005, the Company entered into line of credit and equipment lease agreements with Sovereign Bank. The line of credit is secured by the accounts receivable and other assets of the Company and has an interest rate of prime plus one percent (1%), subject to the Company complying with certain covenants. The line of credit has a limit of $1 million, a one year term and has been extended to May 2010. As of September 26, 2009 there were no borrowings under the line of credit.

The equipment lease facility allows the Company to lease up to $1 million of eligible capital equipment from Sovereign Bank. As of September 26, 2009, the Company has leased capital equipment with a net carrying value of $894 thousand from Sovereign Bank under the lease facility agreement. In May 2009 Sovereign Bank replaced the equipment lease facility with an equipment financing facility with financial terms identical to the equipment financing facility. This equipment financing facility allows the Company to finance up to $1 million of eligible capital equipment through Sovereign Bank, in addition to the equipment already leased under the equipment leasing facility. As of September 26, 2009, the Company had no equipment financed on the equipment financing facility and has $1 million of availability for future use under the equipment financing facility.

(8) Income Taxes
 At December 27, 2008, the Company had approximately $4,900,000 of net operating loss carryforwards available to offset income for U.S. Federal income tax purpose. The Company has established a valuation allowance against this and its other deferred tax assets.

The Company recorded a tax provision (benefit) of ($3,400) and $600 for federal income taxes for the three and nine months ended September 26, 2009, respectively. This provision is based on the federal corporate alternative minimum tax rate rather than the statutory graduated tax rates. The Company believes it will be able to use net operating loss carryforwards to offset federal taxes, other than the corporate alternative minimum tax, in fiscal 2009.

The Company reduced the valuation allowance against deferred tax assets at the end of 2008 resulting in a deferred tax asset account of $843,155 on the Company`s balance sheet as of year-end 2008. The Company will continue to consider the need and amount of the valuation allowance against the deferred tax assets based upon its ongoing assessment of historical and projected taxable income.

The Company recorded a tax provision (benefit) of ($4,800) and $9,200 for state income taxes during the three and nine months ended September 26, 2009, respectively.

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

Overview
 CPS Technologies Corporation (the `Company` or `CPS`) provides advanced material solutions to the electronics, power generation, automotive and other industries. In 2008 the Company also entered into a cooperative agreement with the U.S. Army to further develop its composite technology to produce armor.

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

Results of Operations for the Third Fiscal Quarter of 2009 (Q3 2009) Compared to the Third Fiscal Quarter of 2008 (Q3 2008)

 Total revenue was $2,864 thousand in Q3 2009, a 20% decrease from total revenue of $3,580 thousand in Q3 2008. The 20% decrease in revenues in Q3 2009 compared to Q3 2008 primarily reflects reduced customer demand due to the continuing challenging external economic environment. Customer demand declined in all product families; this decline was somewhat offset by revenues from the Company`s Cooperative Agreement with the Army Research Laboratory entered into in Q3 2008.

Total operating expenses in Q3 2009 were $2,997 thousand, a 12% decrease from total operating expenses in Q3 2008 of $3,400 thousand. Cost of product sales in Q3 2009 were $2,145 thousand, a 23% decrease from cost of product sales in Q3 2008 of $2,787 thousand. Although management carefully controlled expenses during Q3 2009, the decline in operating expenses was, in percentage terms, less than the decline in revenues due to fixed costs being spread over a smaller base.

The gross profit on product sales in Q3 2009 was 12% compared to gross profit on product sales in Q3 2008 of 22%. The gross margin decline is primarily due to fixed costs being spread over a smaller base in Q3 2009. The ARL Cooperative Agreement is a cost-share Agreement; the Army funds 95% of the Agreement costs; CPS funds 5% of the Agreement costs.

Selling, general and administrative (SG&A) expenses were $449 thousand in Q3 2009, a 27% decrease from SG&A expenses of $613 thousand in Q3 2008. The decrease in SG&A expenses is primarily the result of decreased commissions paid to sales representatives due to decreased shipments in territories in which the Company has commissioned representatives.

Results of Operations for the First Nine Months of 2009 Compared to the First Nine Months of 2008

Total revenue was $9,519 thousand in the first nine months of 2009, a 17% decrease from total revenue of $11,468 thousand in the first nine months of 2008. The decrease in revenue in the first nine months of 2009 compared to 2008 reflects primarily the continuing challenging external economic environment.

Total operating expenses in the first nine months of 2009 were $9,456 thousand, a 7% decrease from total operating expenses of $10,151 in the first nine months of 2008. Cost of product sales in the first nine months of 2009 were $6,594 thousand, a 20% decrease from cost of product sales of $8,242 thousand in the first nine months of 2008. Cost of product sales decreased primarily as a result of decreased unit shipments. Although management carefully controlled expenses during the first nine months of 2009, the decline in operating expenses was, in percentage terms, less than the decline in revenues due primarily to fixed costs being spread over a smaller base.

Gross profit on product sales in the first nine months of 2009 was 19% compared to gross profit on product sales of 28% in the first nine months of 2008. This decrease in gross margin is the result of lower labor utilization related to reduced demand and fixed costs being spread over a smaller base.

Selling, general and administrative (SG&A) expenses were $1,545 thousand in the first nine months of 2009, a 19% decrease from SG&A expenses of $1,909 thousand in the first nine months of 2008. The decrease in SG&A expenses is primarily the result of lower commissions paid to sales representatives and lower sales promotion expenses.

Liquidity and Capital Resources

The Company`s cash and cash equivalents at September 26, 2009 were $1,236 thousand, compared to cash and cash equivalents at December 27, 2008 of $1,158 thousand, an increase of $78 thousand or 6%. Cash increased as a result of timing of collections and management carefully controlling expenses. The Company expects that the quarter-end cash balance will fluctuate in future quarters as revenues fluctuate, and as the Company assesses the condition of economy.

Accounts receivable declined to $2,097 thousand at September 26, 2009 from $2,139 thousand at December 27, 2008. This change reflects the size and timing of shipments and collections in Q3 2009 compared to Q4 2008; there has been no significant change in days sales outstanding. The accounts receivable balance at September 26, 2009 and December 27, 2008 is net of allowance for doubtful accounts of $13 thousand and $5 thousand, respectively.

Inventories increased to $2,021 thousand at September 26, 2009 from $1,690 thousand at December 27, 2008. Raw materials inventory increased primarily due to purchased components used in the Company`s hermetic packaging product line; work-in-process inventory increased due to product mix changes; finished goods inventory increased due to the timing of shipments.

All consigned inventory is shipped under existing purchase orders and per customers` requests. Of the total finished goods inventory of $1,090 thousand at September 26, 2009, $379 thousand was located at customers` locations pursuant to consigned inventory agreements. Of the total finished goods inventory of $943 thousand at December 27, 2008, $630 thousand was located at customers` locations pursuant to consigned inventory agreements.

The Company financed its working capital during Q3 2009 and the nine months ended September 26, 2009 with existing cash balances and funds generated by operations. The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2009 from these same sources.

The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company`s ability to achieve its business objectives.

Contractual Obligations

In April 2005, the Company entered line of credit and equipment lease agreements with Sovereign Bank. The line of credit is a revolving credit facility allowing the Company to borrow up to 80% of eligible accounts receivable, up to a maximum of $1 million, subject to the Company complying with certain covenants. The line of credit has a one-year term. As of September 26, 2009 there were no borrowings under the line of credit. In May 2009 the term was extended for one year to May 2010.

The equipment lease facility allows the Company to lease up to $1 million of eligible capital equipment. As of September 26, 2009, the Company has leased capital equipment with a carrying value of $894 thousand from Sovereign Bank under the lease facility agreement. In May 2009 Sovereign Bank replaced the equipment lease facility with an equipment financing facility with financial terms identical to the equipment financing facility. This equipment financing facility allows the Company to finance up to $1 million of eligible capital equipment through Sovereign Bank, in addition to the equipment already leased under the equipment leasing facility. As of September 26, 2009, the Company had no equipment financed on the equipment financing facility and has $1 million of availability for future use under the equipment financing facility.

As of September 26, 2009 production equipment included $42 thousand of construction in progress and the Company had $153 thousand in outstanding commitments to purchase production equipment supporting activities associated with the ARL Cooperative Agreement. The Company intends to finance production equipment in construction in progress with existing cash balances and funds generated by operations.

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

The Company`s contractual obligations at September 26, 2009 consist of the following:
Payments Due by Period
		Remaining in	FY 2010 -	FY 2013 -	FY 2016 and
	Total	FY 2009	FY 2012	FY 2015	beyond
Capital lease obligations including interest	$ 672,093	$ 104,425	$ 567,668	$ --	$ --
Purchase commitments for production equipment	$ 153,365	$ 153,365	$ --	$ --	$ --
Operating lease obligation for facilities at 111 South Worcester Street, Norton, MA.	$ 892,500	$ 30,000	$ 385,000	$ 290,000	$ 187,500

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

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS
 None.

ITEM 1A RISK FACTORS
 There have been no material changes to the risk factors as discussed in our 2008 Form 10-K

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

Exhibit 32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

  Reports on Form 8-K

On November 10, 2009 the Company filed a report on Form 8-K relating to the announcement of its financial results for the quarter ended September 26, 2009 as presented in a press release dated November 9, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPS TECHNOLOGIES CORPORATION
(Registrant)

Date: November 10, 2009
/s/ Grant C. Bennett
Grant C. Bennett
President