Form 10-K
period 2009-12-26
CPS TECHNOLOGIES CORP/DE/
filed 2010-03-26
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 26, 2009
or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the transition period from to

Commission file number: 0-16088

CPS TECHNOLOGIES CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-2832509 (I.R.S. Employer Identification No.)
111 South Worcester Street Norton, MA (Address of principal executive offices)	02766-2102 (Zip Code)

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
[X] Yes [ ] No

Indicate by check mark whether the registrant ha submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ ] Yes [ ] No

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

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [ ] Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act
[ ] Yes [X] No

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was $11,012,371 based on the average of the reported closing bid and asked prices for the Common Stock as of the last business day of the registrant`s most recently completed second fiscal quarter as reported on the OTC Bulletin Board.

Number of shares of Common Stock outstanding as of March 25, 2010: 12,624,959 shares.

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

Concurrently, CPS is participating in certain end markets that are at an earlier stage of the adoption lifecycle. Management believes these end markets will generate additional growth in both the intermediate and longer term. An example of such an end market is motor controllers for hybrid automotives and trucks. In 2009, hybrid automobiles containing the Company`s baseplates were introduced into the market by two of the major automobile manufacturers.

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

Today, the problem of thermal management is most acute in high-performance, high-density applications such as high-performance microprocessors, application-specific integrated circuits for internet routers and switches, motor controllers for trains, subway cars and wind turbines, and components for satellite communications. However, as the trends towards faster speeds, reduced size and increased reliability continue, and as high-density circuitry is used in a larger number of applications, we believe our products will be used in an increasing number of applications across many end markets.

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

Examples of structural applications for which we are developing and supplying components include armor, robotic arms for semiconductor manufacturing equipment and certain components for specialty internal combustion engines.

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

In 2009, our four largest customers accounted for 25%, 24%, 13% and 9% of revenues, respectively. In 2009, 81% of our revenues were derived from commercial applications and 19% from defense-related applications.

Research and Development

In 2009, research and development costs were incurred related to the Cooperative Agreement with the US Army. These costs consist of materials, labor, overhead expenses, sales general and administrative expenses, and equipment purchases. Total expenditures incurred in 2009 under this Cooperative Agreement amounted to $1.775 million of which $1.541 million are included in cost of research and development under cooperative agreement in the Statement of Income. $1.679 million of these costs were funded by the US Army in 2009 and are classified as research and development cooperative agreement revenues in the Statement of Income. The $89 thousand funded by CPS consists of $81 thousand of direct and indirect costs in connection with the contract included in costs of research and development under cooperative agreements and the Company`s allocated portion of general and administrative expenses allowed under the contract included in selling, general and administrative expenses of $8 thousand. An additional $7 thousand is included in total expenditures in 2009 and was unbilled to the US Army as of December 26, 2009.

Unfunded research and development costs, if any, are charged to expense as incurred and were $0 in 2009, 2008 and 2007.

Availability of Raw Materials

We use a variety of raw materials from numerous domestic and foreign suppliers. These materials are primarily aluminum ingots, ceramic powders and chemicals. The raw materials we use are available from domestic and foreign sources and none is believed to be scarce or restricted for national security reasons.

Patents and Trade Secrets

As of December 26, 2009, we had 13 United States patents and three United States patent pending. We also have several international patents covering the same subject matter as the U.S. patents. Our licensees have rights to use certain patents as defined in their respective license agreements. As of December 26, 2009, none of our licensees are producing products under license agreements signed previously, and we do not expect the license agreements in place to generate additional license revenues in the future.

We intend to continue to apply for domestic and foreign patent protection in appropriate cases. In other cases, we believe we are better served by reliance on trade secret protection. In all cases, we seek protection for our technological developments to preserve our competitive position.

Backlog and Contracts

As of December 26, 2009, we had a total backlog of approximately $8.9 million consisting of product backlog of $8.4 million and backlog remaining on the second-year funding under the Cooperative Agreement with the US Army of $508 thousand.

The total backlog as of December 27, 2008, was approximately $8.6 million. We shipped 100% of the year-end 2008 backlog in 2009.

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

Employees

As of December 26, 2009, we had 138 full-time employees and 3 part-time employees, of whom 127 were engaged in manufacturing and engineering and 14 in sales and administration. We also employ temporary employees as needed to support production and program requirements.

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

Item 4. (Removed and Reserved)

Part II

Item 5. Market for Registrant`s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

On December 26, 2009, we had approximately 870 shareholders. The high and low closing bid prices of our common stock for each quarter during the years ended December 26, 2009 and December 27, 2008 are shown below.

	2009		2008
	High	Low	High	Low
1st Quarter	$ 1.39	$ 0.75	$ 2.60	$ 2.05
2nd Quarter	$ 1.49	$ 0.70	$ 2.20	$ 1.75
3rd Quarter	$ 1.49	$ 0.85	$ 2.10	$ 1.55
4th Quarter	$ 1.45	$ 0.81	$ 2.01	$ 1.10

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

SELECTED FINANCIAL DATA
For the Fiscal Year:	2009	2008	2007	2006	2005

Summary of Operations

Product Revenue	$11,301	$14,456	$12,447	$11,908	$7,019
License and Royalty Revenue	--	--	--	--	137
Cooperative Agreement Revenue	1,679	357	--	--	--
Operating Expenses	12,831	13,429	11,496	10,387	6,834
Operating Income	149	1,384	950	1,520	322
Other Income (Expense), Net	(39)	(44)	(60)	(30)	(25)
Net Income Before Taxes	110	1,340	890	1,490	297
Provision (Benefit) for Income Taxes	(452)	(134)	(58)	(288)	10
Net Income	562	1,474	949	1,778	287

Net Income Per Basic Common Share	$0.04	$0.12	$0.08	$0.14	$0.02

Weighted Average Basic Number of Common Shares Outstanding	12,625	12,613	12,543	12,473	12,308

Net Income Per Diluted Common Share	$0.04	$0.11	$0.07	$0.14	$0.02

Weighted Average Diluted Number of Common Shares Outstanding	12,931	13,243	13,299	13,067	12,832

Year-End Position

Working Capital	$5,020	$4,663	$3,549	$2,971	$1,972
Total Assets	$9,230	$8,367	$7,007	$6,389	$3,670
Long-term Obligations	$263	$152	$274	$246	$312
Stockholders` Equity	$7,553	$6,981	$5,406	$4,381	$2,551

SELECTED QUARTERLY FINANCIAL DATA

	First	Second	Third	Fourth
	Fiscal	Fiscal	Fiscal	Fiscal
	Quarter	Quarter	Quarter	Quarter
2009
Total Revenues	$3,053	$3,602	$2,864	$3,461
Gross Margin	$620	$673	$316	$638
Net Income (loss)	$95	$66	$(136)	$537
Net Income (loss) Per Basic Share	$0.01	$0.01	$(0.01)	$0.04
Net Income (loss) Per Diluted Common Share	$0.01	$0.01	$(0.01)	$0.04

2008
Total Revenues	$3,415	$4,472	$3,581	$3,346
Gross Margin	$1,062	$1,370	$793	$759
Net Income	$423	$567	$165	$320
Net Income Per Basic Share	$0.03	$0.05	$0.01	$0.03
Net Income Per Diluted Common Share	$0.03	$0.04	$0.01	$0.02

Our results of operations fluctuate from quarter to quarter. The fluctuations are caused by various factors, primarily fluctuations in the timing of customer demand for our products. Quarterly data may not sum to annual data due to rounding.

Net income for the fourth fiscal quarter of 2009 includes tax benefits of $442 thousand compared to tax benefits of $261 thousand in the fourth fiscal quarter of 2008. These benefits result from reductions in the valuation allowance for deferred tax assets due to management`s assessment of the likelihood of the realization of these assets.

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

The end markets which account for a majority of our sales today are all electronics markets: primarily the high-performance microprocessor and application-specific integrated circuits market and the motor controller market. Our products are typically in the form of housings, packages, lids, substrates, thermal planes, heat spreaders or baseplates, and are used in applications where thermal management and/or weight are important considerations.

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

We believe the underlying demand for metal matrix composites is growing as the electronics and other industries desire higher performance, higher reliability, and reduced costs. We believe that we are well positioned to offer our solutions to current and new customers as these demands grow. In 2009 our top four customers accounted for 70% of revenue and the remaining 30% of revenue was derived from approximately 51 customers. In 2008, our top four customers accounted for 76% of revenue, and the remaining 24% of revenue was derived from approximately 51 other customers.

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

We have entered into consigned inventory agreements with several customers. For product shipped under consigned inventory agreements, we recognize revenue when the customer notifies us that they have picked the product from the consigned inventory. Of the total finished goods inventory of $983,006 at December 26, 2009, $355,868 was located at the Company`s facility in Norton, Massachusetts and $627,138 was located at customers` locations pursuant to consigned inventory agreements. Of the total finished goods inventory of $943,122 at December 27, 2008, $629,736 was located at the Company`s facility in Norton, Massachusetts and $313,386 was located at customers` locations pursuant to consigned inventory agreements.

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

While this Cooperative Agreement extends for four years, funding is provided incrementally on a year-to-year basis if contract terms are met and Congress has authorized the funds. For the year ended December 26, 2009, the Company recognized $1,679,391 of revenue on the Cooperative Agreement. As of December 27, 2008, the Company has recognized $357,213 of revenue on the Cooperative Agreement. The total estimated funding to be received over the four year term is $8.34 million. The Company`s cost share amounts to $439,000 over the term of the Cooperative Agreement. Should funding be tentatively delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development. The Company was approved for $2.538 million in funding of which $1,679,000 and $357,000 was invoiced in 2009 and 2008, respectively.

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

In determining inventory cost we use the first-in, first-out method and state inventory at the lower of cost or market. As a result of the fact that our inventory is customer specific, if a customer order is cancelled it is likely that we would be unable to sell inventory manufactured to meet that order to another customer. Likewise, if we did manufacture product in advance of anticipated purchase orders and those orders did not materialize, it is likely that we would be unable to sell that inventory to another customer. The value of our work in process and finished goods is based on the assumption that specific customers will take delivery of specific items of inventory. We have experienced no losses to date as a result of customer cancellations and we have no reserves against such cancellations.

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

Results of Operations

Revenue in 2009 of $13.0 million was a 13% decrease from 2008 revenue of $14.8 million. The 13% decrease in revenue in 2009 primarily reflects reduced customer demand due to the challenging external economic environment. Customer demand declined in all product families; this decline was somewhat offset by revenues from the Company`s Cooperative Agreement with the Army Research Laboratory entered into in September 2008.

The Cooperative Agreement is a four-year agreement which is 95% funded by the US Department of Defense and 5% funded by CPS. The Department of Defense funding is Manufacturing Technology ("ManTech") funding. The total estimated amount of the Cooperative Agreement is $8.8 million, of which the total estimated Government funding is $8.3 and the total estimated CPS funding is $439 thousand. The funding is authorized on a yearly basis, and the first and second year government funding is $1 million and $1.5 million, respectively. The Cooperative Agreement became effective on September 2, 2008.

In 2009 and 2008, research and development costs were incurred related to the Cooperative Agreement with the US Army. These costs consist of materials, labor, overhead expenses, general and administrative expenses, and equipment purchases. Total expenditures incurred in 2009 and 2008 under this Cooperative Agreement amounted to $1.775 million and $376 thousand, respectively, of which $1.541 million and $310 thousand, respectively, is included in cost of research and development under cooperative agreement in the Statement of Income. $1.679 million and $357 thousand in 2009 and 2008, respectively, of these costs were funded by the US Army and is classified as research and development cooperative agreement revenues in the Statement of Income. The $89 thousand funded by CPS in 2009 consists of $81 thousand of direct and indirect costs in connection with the contract included in costs of research and development under cooperative agreements and the Company`s allocated portion of general and administrative expenses allowed under the contract included in selling, general and administrative expenses of $8 thousand. The $19 thousand funded by CPS in 2008 consists of $16 thousand of direct and indirect costs in connection with the contract included in costs of research and development under cooperative agreements and the Company`s allocated portion of general and administrative expenses allowed under the contract included in selling, general and administrative expenses of $3 thousand. An additional $7 thousand is included in total expenditures in 2009 and was unbilled to the US Army as of December 26, 2009.

Revenue in 2008 of $14.8 million was 19% higher than 2007 revenue of $12.4 million. The increase in revenue in 2008 came from the higher demand for heat sinks for integrated circuits particularly in the first half of the year, higher demand for baseplates for motor controllers throughout the year, and from revenue in the fourth quarter from the Cooperative Agreement the Company entered into with the Army Research Laboratory in September.

Operating Costs

Operating costs consist of cost of product sales, cost of research and development under the cooperative agreement, and selling, general, and administrative expenses. Total operating costs were $12.8 million, $13.4 million and $11.5 million for the fiscal years 2009, 2008 and 2007, respectively.

Operating costs decreased in 2009 compared to 2008 by $600 thousand or 4.5%. Although management carefully controlled expenses during 2009, the decline in operating expenses was, in percent terms, less than the decline in revenues due to fixed costs being spread over a smaller base.

Operating costs increased in 2008 compared to 2007 by $1.9 million or 17% due to higher labor and material costs related to the higher shipment levels, costs incurred in connection with the Cooperative Agreement and to higher sales commissions paid to manufacturers representatives due to changes in product mix.

Cost of sales for 2009, 2008 and 2007 were $10.7 million, $10.8 million and $9.3 million respectively. Cost of sales in 2009 compared to 2008 was essentially flat. The increase in cost of sales in 2008 compared to 2007 was primarily the result of increases in labor and materials associated with increased shipments as well as the costs resulting from the Cooperative Agreement.

Cost of sales for 2009 and 2008 for the Cooperative Agreement were $1.541 million and $310 thousand, respectively. Cost of sales for the Cooperative Agreement includes a portion of the 5% cost share from CPS for 2009 and 2008 of $81 thousand and $16 thousand, respectively.

Gross margins on product revenue for 2009, 2008 and 2007 were 18.7%, 27.2% and 24.9% respectively. The decrease in gross margin in 2009 is a result of lower labor utilization related to reduced demand and fixed costs being spread over a smaller base.

The increase in gross margin in 2008 was primarily the result of fixed costs spread over a larger revenue base.

Selling, general and administrative (SG&A) expenses for 2009, 2008 and 2007 were $2.1 million, $2.6 million and $2.2 million, respectively. The decrease in SG&A expenses in 2009 is primarily the result of lower commissions paid to sales representatives and lower sales promotion expense.

The increase in SG&A expense in 2008 compared to 2007 is primarily the result of increased sales compensation related to increased headcount in sales as well as increased sales commissions paid to manufacturers` representatives.

Other Expense, Net

The Company had net other expense of $39 thousand, $44 thousand and $60 thousand for 2009, 2008 and 2007, respectively. These amounts were primarily interest expense for production equipment on capital leases, offset partially by interest income on cash balances.

Income Taxes

The Company recorded an income tax benefit of $452 thousand in 2009 consisting of a deferred tax benefit of $480 thousand resulting from most significantly the reduction in the valuation allowance provided on our net operating loss carryforwards based on our estimate of future taxable income offset by $28 thousand of current federal and state tax expense. The current federal tax expense of $6 thousand relates to alternative minimum tax. The Company incurred $22 thousand of current state tax expense in 2009.

The reduction in the valuation allowance to $0 means that if, in future periods, taxable income falls significantly below projections there is a risk of deferred tax assets not being realized and additional tax expense being incurred.

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

Certain provisions of the Internal Revenue Code limit the annual utilization of net operating loss carryforwards if a change in ownership as defined, occurs. The Company believes that it did not have an ownership change as defined through the year ending December 26, 2009; therefore, at December 26, 2009 all net operating loss carryforwards are available to offset future taxable income.

Liquidity and Capital Resources

Cash on hand at year-end 2009 of $1.07 million reflects an 8% decrease from cash on hand at year-end 2008 of $1.16 million. Cash declined as a result of changes in inventory levels and accounts receivable; management views this level of fluctuation as within the ordinary course of business. In 2009, the Company generated cash of $162 thousand from operations and $46 thousand from financing activities, but consumed $293 thousand in purchases of property and equipment.

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

In May 2009, the Company renewed its $1 million revolving line of credit arrangement and established a $1 million equipment financing facility arrangement with Sovereign Bank. The line of credit is secured by the accounts receivable and other assets of the Company. The revolving line of credit has a one-year term although management believes it is likely that Sovereign Bank and the Company will renew the line at the end of the term. In 2009 there were no borrowings under this line of credit.

An equipment financing facility with Sovereign Bank allows the Company to finance up to $1 million of eligible equipment. In May of 2009 Sovereign Bank replaced the equipment lease facility with an equipment financing facility with financial terms identical to the equipment lease facility. As of year-end 2009, the Company had $532 thousand net carrying value of capital equipment financed by the Sovereign equipment lease and finance facility, each schedule with a three-year term and a one-dollar buyout at the end of the term. As of year-end 2009 the Company had $468 thousand available remaining on the Sovereign lease line.

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

Contractual Obligations

Our contractual obligations at year-end 2009 consist of the following:
Payments Due by Period
	Total	Less than one year	1-3 years	4-5 years	More than 5 years
Capital lease obligations, including interest	$ 567,668	$ 293,859	$ 273,809	None	None
Operating lease obligations	$ 862,500	$ 120,000	$ 406,000	$ 299,500	$ 37,000

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

A summary of recent accounting standards is included in Note 2 to the financial statements.

Inflation

Inflation had no material effect on the results of operations or financial condition during 2009, 2008 or 2007. There can be no assurance however, that inflation will not affect our operations or business in the future.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of the Company`s disclosure controls and procedures as such item is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 26, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in the Company`s internal control over financial reporting in the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, the Company`s internal control over financial reporting.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company`s internal control over financial reporting as of December 26, 2009. In making this assessment, management used the criteria set forth in the "Internal Control Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company`s internal control over financial reporting was effective as of December 26, 2009.

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

The names of the directors and executive officers of the Company and certain information about them as of December 26, 2009 are listed below.
Name	Age	Position
Grant C. Bennett	55	President, Chief Executive Officer, Treasurer and Director
Francis J. Hughes, Jr.	59	Director
Daniel Snow	38	Director

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

Board Meetings and Attendance.

The Board held six meetings during the fiscal year ended December 26, 2009. Each Board member attended more than 75% of the meetings of the Board and of the committees on which he served which were held during the period for which he was a director or committee member.

Committees

The Board has an Audit Committee and a Compensation Committee, but not a Nominating Committee.

Audit Committee

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Francis J. Hughes, Jr. and Daniel C. Snow. The Audit Committee met four times in fiscal 2009.

The Board of Directors has determined that Francis J. Hughes, Jr. and Daniel C. Snow are both audit committee financial experts as defined by Item 401(h) of Regulations S-K of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Compensation Committee

Each member of the Compensation Committee is independent as defined in Rule 4200(a)(15) of the National Association of Securities Dealers` listing standards. The Compensation Committee makes recommendations concerning salaries and incentive compensation, awards equity compensation to employees and consultants under our equity incentive plans and otherwise determines compensation levels and performs other functions regarding compensation that are delegated by the Board. The members of the Compensation Committee are Daniel C. Snow and Francis J. Hughes, Jr. The Compensation Committee met two times in fiscal 2009.

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

Directors` Compensation

The Company adopted the 2009 Stock Incentive Plan ("2009 Plan") on December 10, 2009. Under the terms of the 2009 Plan, all of the Company`s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock awards, or other stock-based awards. In 2009, Mr. Hughes and Mr. Snow were each granted options to purchase 16,000 shares of the Company`s common stock. The options granted are nonstatutory stock options exercisable at the fair market value of the stock on the date of grant one year from the date of grant, and expire ten years from the date of grant. The 2009 Plan includes provisions for the acceleration of vesting in the event of a change in control of the Company. The Company measures the fair value of the stock awards on the date of grant and the cost is recognized over the requisite service period.

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

Item 11. Executive Compensation

Executive Officer Summary Compensation Table

The following table shows compensation earned during the three most recent fiscal years by our chief executive officer, chief financial officer, and all other officers whose salary and bonus exceeded $100,000 in any of the past three years. Grant Bennett is both our chief executive officer and chief financial officer. For the purpose of executive compensation and related person disclosure, we refer to these individuals collectively as the Named Executive Officers.

NAMED EXECUTIVE OFFICER SUMMARY COMPENSATION TABLE
Name & Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incen-tive Plan Com-pen-sation ($)	Change in Pension Value and Non qualified Deferred Com-pensation Earnings ($)	All Other Com-pen-sation ($)	Total ($)

Grant	2009	$120,679	$15,038	$0	$0	$0	$0	$0	$135,717
Bennett	2008	$136,298	$20,051	$0	$0	$0	$0	$0	$156,349
CEO, CFO	2007	$131,251	--	$0	$0	$0	$0	$0	$131,251

Richard	2009	$121,059	$ 7,538	$0	$0	$0	$0	$0	$128,597
Adams	2008	$134,789	$10,051	$0	$0	$0	$0	$0	$144,840
CTO & Senior VP	2007	$125,841	--	$0	$0	$0	$0	$0	$125,841

Mark	2009	$ 99,859	$5,250	$0	$0	$0	$0	$0	$105,109
Occhionero	2008	$104,677	$5,054	$0	$0	$0	$0	$0	$109,731
VP Marketing	2007	$100,901	--	$0	$0	$0	$0	$0	$100,901

Cheryl	2009	$88,892	$5,250	$0	$0	$0	$0	$0	$ 94,142
Oliveira	2008	$95,885	$5,054	$0	$0	$0	$0	$0	$100,939
VP Sales	2007	$87,716	--	$0	$0	$0	$0	$0	$87,716

Change-of-Control Agreements

None of the Named Executive Officers described in the Summary Compensation Table above have entered into a change-of-control agreement with the Company. All options granted to all employees, including the officers listed above, are subject to accelerated vesting in the event of a change of control as described in the option plans.

Stock Option Grants And Exercises

No stock options were granted to Named Executive Officers or any other Company employees in fiscal 2009.

As described above, in fiscal 2009 a total of 32,000 stock options were granted to directors as directors` compensation and 16,000 stock options were granted to a consultant to the Company as compensation for services rendered.

No stock options were exercised by Named Executive Officers during fiscal 2009.

AGGREGATED OPTION EXERCISES IN FISCAL 2009
AND FISCAL 2009 YEAR END OPTION VALUES FOR
NAMED EXECUTIVE OFFICERS
			Number of Securities Underlying Unexercised Options at December 26, 2009				Value of Unexercised In-the-Money Options at December 26, 2009
Name	Shares Acquired On Exercise (#)	Value Realized ($)	Exer-cisable	Exer-cise Price	Expir-ation Date	Un- exer-cisable	Exer-cisable	Un- exer-cisable

Grant Bennett	0	$0	0	--	--	0	$0	$0
Richard Adams	0	$0	278,750	$0.30 to $1.25	August 2, 2010 through Oct 12, 2014	0	$256,862	$0
Mark Occhionero	0	$0	137,500	$0.30 to $1.25	August 2, 2010 through Oct 12, 2014	0	$123,425	$0
Cheryl Oliveira	0	$0	50,000	$1.37	August 8, 2015	0	$1,500	$0

The value of unexercised in-the-money options is based on the fair market value of our common stock as of December 26, 2009 of $1.40 per share, minus the exercise price, multiplied by the number of shares underlying the option.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of December 26, 2009, with respect to the beneficial ownership of the Company`s Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each Director of the Company, (iii) each Executive Officer of the Company named above in the Summary Compensation Table, and (iv) all Directors and Officers as a group:
Name and Address of Beneficial Owner	Common Stock Beneficially Owned	Notes (1)	Percentage of Shares of Common Stock Outstanding
ARD Master, L.P. 85 Devonshire Street 6th Floor Boston, MA 02109	2,184,789	(2)	17.2%
Norman J. Wechsler P.O. Box 5123 Mt. Crested Butte, CO 81225	1,518,529	(3)	12.0%
DIRECTORS AND OFFICERS:
Grant C. Bennett Director & Officer	1,576,554		12.4%
Richard W. Adams Chief Technical Officer and Senior Vice President of Engineering	313,750	(4)	2.5%
Mark A. Occhionero Vice President Marketing and Senior Scientist	152,900	(5)	1.2%
Cheryl Oliveira Vice President Sales	50,000	(6)	*
Daniel C. Snow Director	24,000	(7)	*
Francis J. Hughes, Jr. Director	2,272,789	(8)	17.9%
	--------------		---------
All directors and officers as a group (6 persons)	4,389,993	(9)	34.0%
	========		=====

*Less than 1% of the total number of outstanding shares of Common Stock.

1. The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, each stockholder referred to above has sole voting and investment power with respect to the shares listed.
2. Consists of 2,184,789 shares owned by ARD Master L.P., Excludes options to purchase 88,000 shares of common stock held by Mr. Hughes.
3. Consists of 1,518,529 shares owned by CYB Master LLC. Mr. Wechsler may be deemed to be the beneficial owner of these shares by virtue of being the sole person in a position to direct the voting and investment decisions of both CYB Master LLC.
4. Consists of 35,000 shares owned by Mr. Adams and options to purchase 278,750 shares of common stock.
5. Consists of 15,400 shares owned by Dr. Occhionero and options to purchase 137,500 shares of common stock.
6. Consists of options to purchase 50,000 shares of common stock.
7. Consists of options to purchase 24,000 shares of common stock
8. Consists of shares described in Footnote 2 above owned by ARD Master, L.P., and options to purchase 88,000 shares of common stock held by Mr. Hughes.
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

To our knowledge, based solely on a review of the copies of the reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 26, 2009, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent stockholders were complied with and no reports or transactions were filed late.

COMPENSATION COMMITTEE REPORT

General

Compensation of our senior executives is determined by the Compensation Committee of the Board, or the Committee. The Committee, comprised entirely of independent directors as defined in Rule 4200(a)(15) of the National Association of Securities Dealers` listing standards, meets to set annual salaries in advance and bonuses for the current year, to review annual goals and to reward outstanding annual performance of executive officers and to grant stock options pursuant to our stock plans. The Committee has considered executive officers` compensation matters at several meetings in 2009. During those meetings, the Committee consulted with senior management, reviewed and approved corporate goals and objectives relevant to compensation matters, evaluated the performance of certain executives and considered, among other factors, third party studies of executive compensation for comparable companies, and the Company`s performance and relative stockholder return. The results of some of the actions taken from those meetings are included under the heading "Executive Officer Compensation" in Form 10-K.

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

Bonus

We believe that executive performance may be maximized through a system of incentive awards. Toward this end, the Committee adopted several years ago a discretionary cash incentive plan and has paid bonuses some years and not paid bonuses some years. For all cash incentive arrangements, the award earned depends primarily on the extent to which our performance objectives are achieved. Each fiscal year the Committee will review and approve our annual performance objectives and our executive officers` performance. Our objectives consist of operating, strategic and financial goals that are considered to be critical to our overall goal: building stockholder value. For the fiscal year ended December 26, 2009, the Committee had determined that the primary goal in building stockholder value was meeting sales growth and profit targets.

Long-Term Incentives

Our long-term incentive program presently consists of our 2009 Stock Incentive Plan.

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

From the members of the Compensation Committee:
Daniel C. Snow (Chairman)
Francis J. Hughes, Jr.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accounting Fees and Services.

Fees paid to the Company`s independent accountants in the last two fiscal years are:

	Wolf & Company PC
	2009	2008
Audit fees	$ 84,788	$ 77,400
	=======	=======

Audit Fees consist of aggregate fees for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal years ended December 26, 2009 and December 27, 2008, respectively.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.

At present, our Audit Committee approves each engagement for audit or non-audit services before we engage Wolf & Company, P.C.(Wolf & Company) to provide those services. Our audit committee has not established any pre-approval policies or procedures that would allow our management to engage Wolf & Company to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by Wolf & Company for fiscal 2009 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

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

The Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 26, 2009 with management. Furthermore, the Audit Committee has discussed with Wolf & Company, P.C., our independent auditors for the fiscal year ended December 26, 2009, the matters required to be discussed by Statement on Auditing Standards No. 61. The Audit Committee has received the written disclosures from Wolf & Company, P.C., required by Independence Standards Board Standard No. 1 and has discussed with Wolf & Company, P.C., such auditing firm`s independence.

Based on these reviews and discussions, the Audit Committee recommended to the Board that the audited financial statements be included in this, our Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

The Audit Committee has also recommended to the Board the selection of Wolf & Company, P.C., as the Company`s independent auditors for the fiscal year ending December 26, 2010, and the Board has approved that recommendation.

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
CPS TECHNOLOGIES CORPORATION
By:	/s/ Grant C. Bennett President March 26, 2010

Pursuant to the Requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Grant C. Bennett	President, Treasurer and Director (Principal Executive Officer)	March 26, 2010
Grant C. Bennett

/s/ Francis J. Hughes, Jr.	Director	March 26, 2010
Francis J. Hughes

/s/ Daniel C. Snow	Director	March 26, 2010
Daniel C. Snow

CPS TECHNOLOGIES CORPORATION
EXHIBIT INDEX
Exhibit No.	Description
3.1*	Restated Certificate of Incorporation of the Company, as amended, is incorporated herein by reference to Exhibit 3 to the Company`s Registration Statement on Form 8-A (File No. 0-16088)
3.2*	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3.2 to the Company`s Registration Statement on Form S-1 (File No. 33-14616)(the `1987 S-1Registration Statement`)
4.1*	Specimen certificate for shares of Common Stock of the Company is incorporated herein by reference to Exhibit 4 to the 1987 S-1 Registration Statement
4.2*	Description of Capital Stock contained in the Restated Certificate of Incorporation of the Company, as amended, filed as Exhibit 3.1
10.5*(1)	Retirement Savings Plan, effective September 1, 1987 is incorporated by reference to Exhibit 10.35 to the Company`s 1989 S-1 Registration Statement
10.21*	1999 Stock Incentive Plan adopted by the Company`s Board of Directors on January 22, 1999
10.22*	The Company adopted the 2009 Stock Incentive Plan ("2009 Plan") on December 10, 2009.
23.1	Consent of Wolf & Company, P.C.
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated herein by reference.

(1) Management Contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

INDEX TO FINANCIAL STATEMENTS
OF
CPS TECHNOLOGIES CORPORATION
Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 26, 2009 and December 27, 2008
Statements of Income for the years ended December 26, 2009, December 27, 2008 and December 29, 2007
Statements of Stockholders` Equity for the years ended December 26, 2009, December 27, 2008 and December 29, 2007
Statements of Cash Flows for the years ended December 26, 2009, December 27, 2008 and December 29, 2007
Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CPS Technologies Corporation
Norton, Massachusetts

We have audited the accompanying balance sheets of CPS Technologies Corporation as of December 26, 2009 and December 27, 2008 and the related statements of income, stockholders` equity and cash flows for each of the years in the three-year period ended December 26, 2009. These financial statements are the responsibility of the Corporation`s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CPS Technologies Corporation as of December 26, 2009 and December 27, 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 26, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.
Boston, Massachusetts
March 26, 2010

CPS TECHNOLOGIES CORPORATION
BALANCE SHEETS
	December 26,	December 27,
	2009	2008
ASSETS	-------------	-------------

Current assets:
Cash and cash equivalents	$ 1,073,600	$ 1,158,419
Accounts receivable-trade,
net of allowance for doubtful accounts
of $5,000 and $5,461 as of December 26, 2009
and December 27, 2008, respectively	2,587,135	2,139,688
Inventories	2,072,210	1,689,700
Prepaid expenses	66,761	65,954
Deferred taxes	634,696	843,155
	-------------	-------------
Total current assets	6,434,402	5,896,916
	-------------	-------------
Property and equipment:
Production equipment	6,552,236	5,859,635
Furniture and office equipment	267,111	262,976
	-------------	-------------
Total cost	6,819,347	6,122,611
Accumulated depreciation
and amortization	(4,778,054)	(4,054,105)
Construction in progress	66,541	401,587
	-------------	-------------
Net property and equipment	2,107,834	2,470,093
	-------------	-------------
Deferred taxes, non-current portion	688,000	--
	-------------	-------------
Total assets	$9,230,236	$8,367,009
	========	========

(continued)

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
BALANCE SHEETS
	December 26,	December 27,
LIABILITIES AND STOCKHOLDERS`	2009	2008
EQUITY	-------------	-------------

Current liabilities:
Accounts payable	$ 500,376	$ 288,934
Accrued expenses	644,258	680,707
Current portion of obligations
under capital leases	269,422	264,489
	-------------	-------------
Total current liabilities	1,414,056	1,234,130

Obligations under capital
leases less current portion	262,759	152,193
	-------------	-------------
Total liabilities	1,676,815	1,386,323
	-------------	-------------
Commitments (note 4)
Stockholders` Equity
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 12,647,842 shares;
outstanding 12,624,959 shares;
at December 26, 2009
and December 27, 2008	126,479	126,479
Additional paid-in capital	32,914,990	32,904,670
Accumulated deficit	(25,427,213)	(25,989,628)
Less cost of 22,883 common shares repurchased	(60,835)	(60,835)
	-------------	-------------
Total stockholders` equity	7,553,421	6,980,686
	-------------	-------------
Total liabilities and stockholders`
equity	$ 9,230,236	$ 8,367,009
	========	========

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 26, 2009, DECEMBER 27, 2008,
AND DECEMBER 29, 2007
	2009	2008	2007
	------------	------------	------------
Revenues:
Product sales	$ 11,300,765	$ 14,455,874	$ 12,446,569
Research and development under
cooperative agreement	1,679,391	357,213	--
	------------	------------	------------
Total revenues	12,980,156	14,813,087	12,446,569

Cost of product sales	9,191,388	10,517,846	9,346,100
Cost of research and development
under cooperative agreement	1,541,355	310,451	--
	------------	------------	------------
Gross Margin	2,247,413	3,984,790	3,100,469

Selling, general, and
administrative	2,098,315	2,600,411	2,150,162
	------------	------------	------------
Income from operations	149,098	1,384,379	950,307

Other expense, net	(38,906)	(44,464)	(60,109)
	------------	------------	------------
Income before income tax	110,192	1,339,915	890,198
Income tax (benefit)	(452,223)	(134,421)	(58,400)
	------------	------------	------------
Net income	$562,415	$ 1,474,336	$ 948,598
	=======	========	=======

Net income per
basic common share	$ 0.04	$ 0.12	$ 0.08

Weighted average number of
basic common shares
outstanding	12,624,959	12,612,990	12,542,962
Net income per
diluted common share	$ 0.04	$ 0.11	$ 0.07
Weighted average number of
diluted common shares
outstanding	12,930,575	13,242,707	13,298,687

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF STOCKHOLDERS` EQUITY
FOR THE YEARS ENDED DECEMBER 26, 2009, DECEMBER 27, 2008,
AND DECEMBER 29, 2007
	Common stock
	----------------------		Additional			Stock-
	Number	Par	Paid-in	Accumulated	Stock	holders`
	of shares	Value	capital	deficit	repurchased	equity
	----------	-----	----------	----------	------	--------
Balance at
December 30, 2006	12,544,842	$ 125,449	$ 32,729,122	$ (28,412,562)	$ (60,835)	$ 4,381,174

Share-based compensation expense	--	--	52,086	--	--	52,086

Tax benefit from
share-based
compensation	--	--	3,606	--	--	3,606

Issuance of common
stock pursuant to
exercise of stock
options	30,000	300	20,250	--	--	20,550

Net Income	--	--	--	948,598	--	948,598
	----------	-------	----------	----------	------	--------
Balance at
December 29, 2007	12,574,842	$ 125,749	$ 32,805,064	$ (27,463,964)	$ (60,835)	$ 5,406,014

Share-based
compensation expense	--	--	19,877	--	--	19,877

Tax benefit from
share-based
compensation	--	--	6,819	--	--	6,819

Issuance of common
stock pursuant to
exercise of stock
options	73,000	730	72,910	--	--	73,640

Net Income	--	--	--	1,474,336	--	1,474,336
	----------	-------	----------	----------	------	--------
Balance at
December 27, 2008	12,647,842	$ 126,479	$ 32,904,670	$(25,989,628)	$ (60,835)	$6,980,686

Share-based
compensation expense	--	--	10,320	--	--	10,320

Net Income	--	--	--	562,415	--	562,415

Balance at
December 26, 2009	12,647,842	$ 126,479	$ 32,914,990	$(25,427,213)	$ (60,835)	$ 7,553,421
	=========	=========	===========	===========	=========	=========

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 26, 2009, DECEMBER 27, 2008,
AND DECEMBER 29, 2007
	2009	2008	2007
	---------	---------	---------
Cash flows from operating activities:
Net income	$ 562,415	$ 1,474,336	$ 948,598
Adjustments to reconcile net income
to cash provided by operating
activities:
Share-based compensation	10,320	26,696	55,692
Depreciation and amortization	724,308	599,206	488,949
Loss on sale of property and equipment	535	--	--
Deferred taxes	(479,541)	(299,155)	(144,000)
Provision for bad debt	24,781	--	--
Changes in operating assets and liabilities:
Accounts receivable - trade	(472,228)	249,984	528,484
Inventories	(382,510)	(273,436)	(554,237)
Prepaid expenses	(807)	(43,380)	(20,293)
Accounts payable	211,442	(219,195)	(473,422)
Accrued expenses	(36,449)	192,660	(26,539)
	---------	---------	---------
Net cash provided by operating	$162,266	$ 1,707,716	$ 803,232
activities
	---------	---------	---------
Cash flows from investing activities:
Purchases of property and equipment	(293,521)	(741,677)	(537,076)
Proceeds from sale of property and equipment	100	--	--
	---------	---------	---------
Net cash used in
investing activities	$ (293,421)	$ (741,677)	$ (537,076)
	-------------	-------------	-------------
Cash flows from financing activities:
Payment of capital lease obligations	(348,447)	(353,319)	(332,187)
Proceeds from issuance of common
stock	--	73,640	20,550
Proceeds from capital lease financing	394,783	--	--
	-------------	-------------	-------------
Net cash provided (used) by financing activities	$ 46,336	$ (279,679)	$ (311,637)
	-------------	-------------	-------------
Net increase (decrease) in cash and cash equivalents	(84,819)	686,360	(45,481)

Cash and cash equivalents at beginning of year	1,158,419	472,059	517,540
	---------	---------	---------
Cash and cash equivalents at end of year	$ 1,073,600	$ 1,158,419	$ 472,059
	=======	=======	=======
Supplemental cash flow information:
Acquisition of production equipment under capital leases	$ 69,163	$ 165,130	$ 425,717
Prepaid expenses transferred to equipment	--	$ 32,217	--
Income taxes paid	$ 181,495	$ 79,459	$ 150,298
Interest paid	$ 38,409	$ 44,960	$ 61,608

See accompanying notes to financial statements.

CPS Technologies Corporation
Years Ended December 26, 2009, December 27, 2008, and December 29, 2007
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

(2)(f) Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. Recoverability is assessed based on estimated undiscounted future cash flows. As of December 26, 2009 and December 27, 2008, the Company believes that there has been no impairment of its long-lived assets.

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

While this Cooperative Agreement extends for four years, funding is provided incrementally on a year-to-year basis if contract terms are met and Congress has authorized the funds. As of December 26, 2009, the Company has recognized $2.037 million of revenue on the Cooperative Agreement. The total estimated funding to be received over the four year term is $8.34M. The Company`s cost share amounts to $439,000 over the term of the Cooperative Agreement. Should funding be tentatively delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development. Funding for the Cooperative Agreement for the first year amounting to $1.048M has been authorized of which 100% was invoiced as of 2009. Funding for the Cooperative Agreement for the second year amounting to $1.490M has been authorized of which $989 thousand was invoiced in 2009.

(2)(h) Research and Development Costs

In 2009, research and development costs were incurred related to the Cooperative Agreement with the US Army. These costs consist of labor, including applicable overhead expenses, materials and other costs associated with our Cooperative Agreement. Total expenditures incurred in 2009 under this Cooperative Agreement amounted to $1.775 million of which $1.541 million is included in cost of research and development under cooperative agreement in the Statement of Income. $1.679 million of these costs were funded by the US Army in 2009 and is classified as research and development cooperative agreement revenues in the Statement of Income. The $89 thousand funded by CPS consists of $81 thousand of direct and indirect costs in connection with the contract included in costs of research and development under cooperative agreements and the Company`s allocated portion of general and administrative expenses allowed under the contract included in selling, general and administrative expenses of $8 thousand. An additional $7 thousand is included in total expenditures in 2009 and was unbilled to the US Army as of December 26, 2009.

Total expenditures incurred in 2008 under this Cooperative Agreement amounted to $376 thousand of which $310 thousand is included in cost of research and development under cooperative agreement in the Statement of Income. $357 thousand of these costs were funded by the US Army in 2008 and is classified as research and development cooperative agreement revenues in the Statement of Income. The $19 thousand funded by CPS consists of $16 thousand of direct and indirect costs in connection with the contract included in costs of research and development under cooperative agreements and the Company`s allocated portion of general and administrative expenses allowed under the contract included in selling, general and administrative expenses of $3 thousand.

Unfunded research and development costs, if any, are charged to expense as incurred and were $0 in 2009, 2008 and 2007.

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

The Company`s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 26, 2009 and December 27, 2008, the Company has no accruals for interest or penalties related to income tax matters. The Company does not have any uncertain tax positions at December 26, 2009 which required accrual or disclosure.

Income tax benefits related to stock compensation that is in excess of grant-date fair value, less any proceeds on exercise, are recognized as an increase to additional paid-in capital upon vesting or exercising and delivery of the stock. Any income tax effects related to stock compensation that are less than grant-date fair value, less any proceeds on exercise, would be recognized as a reduction of additional paid in capital to the extent of previously recognized income tax benefits and then through income tax expense for the remaining amount.

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

(2)(l) Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) approved the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (U.S. GAAP). The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification was effective for the Company during its interim period ended September 30, 2009 and it did not have an impact on its financial condition or results of operations.

In March 2008, the FASB issued ACS 815-10, "Disclosures about Derivative Instruments and Hedging Activities." This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815-10 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity`s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted this guidance in 2009 with no material impact on its financial statements.

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

(2)(n) Fiscal Year-End

The Company`s fiscal year end is the last Saturday in December which could result in a 52 or 53 week year. Fiscal years 2009, 2008 and 2007 each consisted of 52 weeks.

(2)(o) Share-Based Payments

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). The Company provides an estimate of forfeitures at initial grant date. Reductions in compensation expense associated with forfeited options are estimated at the date of grant, and this estimated forfeiture rate is adjusted periodically based on actual forfeiture experience. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted. The Company recognized $10,320, $19,877, and $52,086 as compensation expense related to stock options granted in 2009, 2008, and 2007, respectively. A tax benefit of $6,819 and $3,606 was recognized as additional paid in capital in the years ended December 27, 2008 and December 29, 2007, respectively, resulting from the excess tax benefit of share-based awards over the cumulative compensation expense recognized for financial reporting.

(2)(p) Segment Reporting

ASC 280, Segment Reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. The standard also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions about how to allocate resources and assess performance.

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

(3) Inventories

As of December 26, 2009 and December 27, 2008 inventories consisted of the following:
	2009	2008
Raw materials	$ 418,002	$ 246,614
Work in process	671,202	499,964
Finished goods	983,006	943,122
	----------------	----------------
Total	$ 2,072,210	$ 1,689,700
	=========	=========

(4) Leases and Commitments

The Company has a $1million equipment finance facility with Sovereign Bank which expires in May 2010. At December 26, 2009, the Company had production equipment with a cost of $2,125,891 and accumulated amortization of $1,305,114 under capital leases. At December 27, 2008, the Company had production equipment with a cost of $1,661,944 and accumulated amortization of $1,008,708 under capital leases. All capital leases are three year leases with a one dollar buyout and annual interest rates from 5.6% to 8.6%. At December 26, 2009, the Company had $468,000 of availability remaining against the equipment finance facility.

Future payments required under capital lease obligations are as follows at December 26, 2009:

2010	$ 293,859
2011	203,374
2012	70,435
-------------
Total future minimum lease payments	567,668

Less amount representing interest	35,487
at rates ranging between 5.6% and 8.6%	-------------

Present value of net future lease payments	532,181

Less current portion	269,422
-------------
Long-term obligation under capital leases	$ 262,759
=======

Interest expense was $38 thousand, $45 thousand, and $62 thousand for 2009, 2008, and 2007, respectively.

The Company entered into a 10-year lease for the Norton facilities effective on March 1, 2006. Prior to entering into this lease, the Company was renting a portion of the facilities as a tenant-at-will. Rental expense for operating leases is recognized on a straight-line basis over the term of the lease and was $129 thousand in each of the years 2009, 2008 and 2007.

Future minimum rental payments over the terms of the facility lease agreement are approximately as follows:

Fiscal year:
2010	$ 120,000
2011	127,500
2012	138,500
2013	140,000
2014	148,500
Thereafter	188,000
-------------
$ 862,500
=======

(5) Share-Based Compensation Plans

The Company adopted the 2009 Stock Incentive Plan ("2009 Plan") on December 10, 2009. Under the terms of the 2009 Plan all of the Company`s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock awards, or other stock-based awards. All outstanding options are nonstatutory stock options exercisable at the fair market value of the stock on the date of grant, and expire ten years from the date of grant. The options granted to employees generally vest in equal annual installments over a five-year period. The options granted to directors generally vest one year from date of grant.

Under the 2009 Plan a total of 1,500,000 shares of common stock are available for issuance, of which 1,452,000 shares remain available for grant as of December 26, 2009.

As of December 26, 2009, the 2009 Plan is the only stock option plan from which awards can be made as all other option plans have expired. The 1999 Stock Option plan expired on January 22, 2009 and no additional options can be granted from the plan. As of December 26, 2009 there are 865,750 options outstanding under the 1999 Plan.

A summary of stock option activity for all the above plans as of December 26, 2009 and changes during the year then ended is presented below:
		Weighted	Weighted
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at
beginning of year	989,250	$ 0.68
Granted at
fair market value	48,000	$ 1.30
Exercised	--	--
Forfeited/expired	(123,500)	$ 1.04
	-------------
Outstanding at
end of year	913,750	$ 0.66	3.81	$ 496,259
	=======			=======
Options exercisable
at year-end	854,750	$ 0.62	3.81	$ 496,179
	=======			=======

The total intrinsic value of options exercised during fiscal years 2008 and 2007 was $73,180 and $43,600, respectively. As of December 26, 2009, there was $53,673 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans; that cost is expected to be recognized during fiscal year 2010.

Cash received from option exercises under all share-based payment arrangements was $73,640 and $20,550, for the years ended December 27, 2008 and December 29, 2007, respectively.

The fair value of each option grant under is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents the annualized weighted average values of the significant assumptions used to estimate the fair values of the options:
	2009	2008	2007
Risk-free interest rate	3.05%	3.58%	4.13%
Expected life in years	7	7	7
Contractual life in years	10	10	10
Expected volatility	126%	103%	126%
Expected dividend yield	0	0	0
Weighted average fair value of grants	$ 1.19	$ 1.44	$ 2.20

All options are granted with an exercise price equal to the fair market value of the underlying common stock on the date of grant.

(6) Accrued Expenses

Accrued expenses at December 26, 2009 and December 27, 2008 consist of the following:
	2009	2008
Accrued legal and
accounting	$ 69,124	$ 56,572
Accrued payroll	441,648	393,871
Accrued other	129,784	97,789
Accrued income tax payable	3,702	132,475
	-------------	-------------
	$ 644,258	$ 680,707
	=========	=========

(7) Revolving Line of Credit

In May 2009, the Company renewed a $1 million revolving line of credit with Sovereign Bank. The line of credit is secured by the accounts receivable and other assets of the Company, has an interest rate of prime plus one percent (1%) and a one-year term. Under the terms of the agreement, the Company is required to maintain its operating accounts with Sovereign Bank. The line of credit and the equipment finance facility are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the line of credit that require the Company to maintain a targeted rolling four quarter debt service coverage ratio as well as targeted debt to equity and current ratios. At December 26, 2009, the Company was in compliance with these covenants. Management believes it is likely that Sovereign Bank and the Company will renew the line at the end of the term in May 2010. In 2009, there were no borrowings under this line of credit.

(8) Income Taxes

Components of income tax expense (benefit) for each year are as follows:
	2009	2008	2007
Current
United States:
Federal	$5,766	$ 27,350	$ 22,000
State	21,552	137,384	63,600
	-----------------	----------------	----------------
Current income tax provision:	27,318	164,734	85,600
	-----------------	----------------	----------------
Deferred:
United States:
Federal	(432,193)	(228,470)	(135,000)
State	(47,348)	(70,685)	(9,000)
	-----------------	----------------	----------------
Deferred income tax benefit, net	(479,541)	(299,155)	(144,000)
	-----------------	----------------	----------------
Total	$ (452,223)	$ (134,421)	$ (58,400)
	=========	=========	=========

Deferred tax assets (liabilities) as of December 26, 2009 and December 27, 2008 are as follows:
	December 26, 2009	December 27, 2008
Deferred Tax Assets:
Net operating loss
carryforwards	$ 984,000	$ 1,682,000
Credit carryforwards	67,000	128,000
Inventory	200,000	192,000
Accrued liabilities	38,000	34,000
Depreciation	32,000	--
Other	1,696	2,155
	-----------------	-----------------
Gross deferred tax assets	1,322,696	2,038,155
Valuation allowance	--	(1,174,000)
	-----------------	-----------------
Net deferred tax assets	$1,322,696	$ 864,155
	----------------	----------------

Deferred Tax Liabilities:
Depreciation	--	21,000
	-----------------	-----------------
Gross deferred tax liability	--	21,000
	-----------------	-----------------
Net deferred tax asset	$1,322,696	$843,155
	=========	=========

At December 26, 2009 and December 27, 2008, the Company had net operating loss carryforwards of approximately $2,894,000 and $4,900,000 respectively available to offset future income for U.S. Federal income tax purposes. These operating loss carryforwards expire in various amounts from 2010 through 2022 as follows:
2010	$ 1,163,000
2011	397,000
2020	79,000
2021	364,000
2022	891,000
---------------
$ 2,894,000
=========

During 2009, the Company used approximately $259,000 of net operating loss carryforwards and $1,796,000 expired unused. During 2008, the Company used $1,300,000 of net operating loss carryforwards and $642,000 expired unused. The Company reduced the valuation reserve for deferred tax assets by $1,174,000 and $880,000 in the fourth quarter of 2009 and 2008, respectively, as a result of the use and expiration of federal net operating loss carryforwards and the assessment of Company taxable income.

A valuation allowance is required to be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining deferred tax assets.

A summary of the change in the deferred tax asset is as follows:
	2009	2008	2007

Balance at beginning of year	$ 843,155	$ 544,000	$ 400,000

Deferred tax benefit	479,541	299,155	144,000
	-------------	--------------	--------------
Balance at end of year	$ 1,322,696	$ 843,155	$ 544,000
	========	========	========

The income tax benefit for 2009, 2008, and 2007 consists of current federal alternative minimum tax, current state income taxes, and a deferred tax benefit resulting from a reduction in the valuation allowance provided on deferred tax assets in the current year. Income tax (benefit) expense is different from the amounts computed by applying the U.S. federal statutory income tax rate of 34 percent to pretax income as a result of the following:
	2009	2008	2007
Tax at statutory
rate	$ 37,500	$ 455,600	$ 302,700
State tax, net
of federal tax expense	17,000	44,000	36,000

Expiration of net operating
loss and credit carryforwards	664,677	245,979	100,900

Reduction in the valuation
allowance	(1,174,000)	(880,000)	(498,000)

Other	2,600	--	--
	------------	------------	-------------
Total	$ (452,223)	$ (134,421)	$ (58,400)
	=======	=======	=======

Certain provisions of the Internal Revenue Code limit the annual utilization of net operating loss carryforwards if a change in ownership occurs, as defined. The Company believes that it did not have an ownership change through the period ended December 26, 2009. Therefore, as of year-end 2009 all net operating loss carryforwards should be available to offset future taxable income.

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

The Company extends credit to customers who consist principally of microelectronics systems companies in the United States, Europe and Asia. The Company generally does not require collateral or other security as a condition of sale rather relying on credit approval, balance limitation and monitoring procedures to control credit risk of trade accounts receivable. Management conducts on-going credit evaluations of its customers, and historically the Company has not experienced any significant credit-related losses with respect to its trade accounts receivable. As of December 26, 2009, the Company had trade accounts receivable due from four customers that accounted for 67% of total trade accounts receivable as of that date. Management believes that any credit risks have been properly provided for in the accompanying financial statements.

Revenues from significant customers as a percentage of total revenues in 2009, 2008 and 2007 were as follows:
	Percent of Total Revenues
Significant Customer	2009	2008	2007
A	25%	35%	24%
B	24%	28%	22%
C	13%	8%	11%
D	9%	5%	9%

The Company`s revenue was derived from the following countries in 2009, 2008 and 2007:
	Percent of Total Revenues
Country	2009	2008	2007
United States of America	57%	66%	68%
Germany	33%	28%	23%
Canada	0%	1%	5%
Other	10%	5%	4%

Many of the Company`s customers based in the United States conduct design, purchasing and payable functions in the United States, but manufacture overseas. Revenue generated from shipments made to customers` locations outside the United States accounted for 69%, 79% and 69% of total revenue in 2009, 2008 and 2007, respectively.

All of the Company`s long-lived assets and operations are located in the United States.

(11) Net Income Per Share

The following reconciles the basic and diluted net income per share calculations.
	For the years ended
	Dec. 26,	Dec. 27,	Dec. 29,
	2009	2008	2007
Basic Computation:
Numerator:
Net income	$ 562,415	$ 1,474,336	$ 948,598

Denominator:
Weighted average
common shares
outstanding	12,624,959	12,612,990	12,542,962

Basic net income per share	$ 0.04	$ 0.12	$ 0.08

Diluted Computation:
Numerator:
Net income	$ 562,415	$1,474,336	$ 948,598

Denominator:
Weighted average
common shares
outstanding	12,624,959	12,612,990	12,542,962
Stock options	305,616	629,717	755,725
	------------	------------	------------

Total shares	12,930,575	13,242,707	13,298,687
	==========	=======	=======
Diluted net income per share	$ 0.04	$ 0.11	$ 0.07

(12) Allowance for Doubtful Accounts

Activity in the allowance for doubtful account was as follows for fiscal years 2009, 2008, and 2007:

	2009	2008	2007

Beginning balance	$ 5,461	$ 5,461	$ 5,461

Provision for bad debt	24,781	--	--

Charge-offs	(25,242)	--	--
	-------------	-------------	-------------
Ending balance	$ 5,000	$ 5,461	$5,461
	=======	=======	=======