Form 10-Q
period 2010-03-27
CPS TECHNOLOGIES CORP/DE/
filed 2010-05-11
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 27, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
[ ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer`s classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of May 6, 2010: 12,624,959

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(continued on next page)
	March 27,	December 26,
	2010	2009
ASSETS	-------------	-------------

Current assets:
Cash and cash equivalents	$ 836,223	$ 1,073,600
Accounts receivable-trade
net of allowance for doubtful accounts
of $5,000 at March 27, 2010
and December 26, 2009	3,732,583	2,587,135
Inventories	1,726,615	2,072,210
Prepaid expenses	68,953	66,761
Deferred taxes	634,696	634,696
	-------------	-------------
Total current assets	6,999,070	6,434,402
	-------------	-------------
Property and equipment:
Production equipment	6,139,351	5,959,449
Furniture and office equipment	268,135	267,111
Leasehold improvements	595,577	592,787
	-------------	-------------
Total cost	7,003,063	6,819,347
Accumulated depreciation
and amortization	(4,956,417)	(4,778,054)
Construction in progress	54,272	66,541
	-------------	-------------
Net property and equipment	2,100,918	2,107,834
	-------------	-------------
Deferred taxes, non-current portion	688,000	688,000
	-------------	-------------
Total Assets	$ 9,787,988	$ 9,230,236
	=========	=========

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(continued)
LIABILITIES AND STOCKHOLDERS`	March 27,	December 26,
EQUITY	2010	2009
	-------------	-------------
Current liabilities:
Accounts payable	$ 904,513	$ 500,376
Accrued expenses	710,297	644,258
Current portion of obligations
under capital leases	233,439	269,422
	-------------	-------------
Total current liabilities	1,848,249	1,414,056

Obligations under capital
leases less current portion	208,839	262,759
	-------------	-------------
Total liabilities	2,057,088	1,676,815
	-------------	-------------
Commitments

Stockholders` equity:
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 12,647,842 shares and outstanding 12,624,959
shares at March 27, 2010
and December 26, 2009	126,479	126,479
Additional paid-in capital	32,927,826	32,914,990
Accumulated deficit	(25,262,570)	(25,427,213)
Less cost of 22,883 common shares
repurchased	(60,835)	(60,835)
	-------------	-------------
Total stockholders` equity	7,730,900	7,553,421
	-------------	-------------
Total liabilities and stockholders`
equity	$ 9,787,988	$ 9,230,236
	==========	==========

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Operations (Unaudited)
	Fiscal Quarters Ended
	March 27,	March 28,
	2010	2009
	-------------------	------------------
Revenues:
Product sales	$5,035,469	$2,520,810
Research and development under
cooperative agreement	373,717	531,831
	-------------------	-------------------
Total revenues	5,409,186	3,052,641

Cost of product sales	4,007,900	1,969,576
Cost of research and development
under cooperative agreement	351,299	463,507
	-------------------	------------------
Gross Margin	1,049,987	619,558

Selling, general, and
administrative expense	763,054	507,745
	-------------------	-------------------
Operating income	286,933	111,813

Other expense, net	(8,660)	(7,823)
	-------------------	------------------
Net income before income tax
expense	278,273	103,990
Income tax expense	113,630	8,900
	-------------------	------------------
Net income	$164,643	$95,090
	============	============
Net income per
basic common share	$ 0.01	$ 0.01
	-------------------	------------------

Weighted average number of
basic common shares
outstanding	12,624,959	12,624,959
	============	============
Net income per
diluted common share	$ 0.01	$ 0.01
	-------------------	------------------
Weighted average number of
diluted common shares
outstanding	12,917,980	13,013,718
	============	============

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Cash Flows (Unaudited)
	Fiscal Quarters Ended
	March 27,	March 28,
	2010	2009
	-------------------	------------------

Cash flows from operating activities:
Net income	$164,643	$95,090
Adjustments to reconcile net income
to cash (used in) provided by
operating activities:
Depreciation & amortization	178,363	166,614
Share-based compensation	12,836	2,886

Changes in:
Accounts receivable trade	(1,145,448)	(4,191)
Inventories	345,595	(331,789)
Prepaid expenses	(2,192)	28,558
Accounts payable	404,137	137,762
Accrued expenses	66,039	(251,424)
	-------------------	------------------
Net cash (used in) provided by operating	23,973	(156,494)
activities
	-------------------	------------------
Cash flows from investing activities:
Purchases of property and equipment	(171,447)	(150,705)
	-------------------	------------------
Net cash used in investing
activities	(171,447)	(150,705)
	-------------------	------------------
Cash flows from financing activities:
Payment of capital lease obligations	(89,903)	(67,297)
	-------------------	------------------
Net cash used in
financing activities	(89,903)	(67,297)
	-------------------	------------------
Net decrease in cash and cash equivalents	(237,377)	(374,496)
Cash and cash equivalents at beginning of period	1,073,600	1,158,419
	-------------------	------------------
Cash and cash equivalents at end of period	$ 836,223	$ 783,923
	==========	==========
Supplemental cash flow information:
Cash paid for taxes	$ --	$ 138,000
Interest paid	$ 8,661	$ 7,855

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

The Company`s balance sheet at December 26, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Registrant`s Annual Report on Form 10-K for the year ended December 26, 2009.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

(3) Net Income Per Common and Common Equivalent Share

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the sum of the weighted average number of common shares plus additional common shares that would have been outstanding if potential dilutive common shares had been issued for granted stock options and stock purchase rights.

The following table presents the calculation of both basic and diluted EPS:
	For periods ended
	March 27,	March 28,
	2010	2009
	------------	------------
Basic EPS Computation:
Numerator:
Net income	$ 164,643	$ 95,090

Denominator:
Weighted average
common shares
Outstanding	12,624,959	12,624,959

Basic EPS	$ 0.01	$ 0.01

Diluted EPS Computation:
Numerator:
Net income	164,643	95,090

Denominator:
Weighted average
common shares
Outstanding	12,624,959	12,624,959
stock options	293,021	388,759

Total Shares	12,917,980	13,013,718

Diluted EPS	$ 0.01	$ 0.01

(4) Share-Based Payments

The Company maintains a stock incentive plan (the "Plan"), which is described more fully in Note 5 to the financial statements in the 2009 Annual Report filed on Form 10-K. The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). The Company provides an estimate of forfeitures at initial grant date. There were no shares granted under the Plan during the quarters ended March 27, 2010 or March 28, 2009. During the quarters ended March 27, 2010 and March 28, 2009, the Company recognized $12,836 and $2,886 respectively as shared-based compensation expense related to previously granted shares under the plan.

(5) Inventories

Inventories consist of the following:

	March 27,	December 26,
	2010	2009
	-------------	-------------
Raw materials	$ 352,335	$ 418,002
Work in process	647,323	671,202
Finished goods	726,957	983,006
	-------------	-------------

Inventories	$ 1,726,615	$2,072,210
	=======	=======

(6) Accrued Expenses

Accrued expenses consist of the following:
	March 27,	December 26,
	2010	2009
	-------------	-------------

Accrued legal and accounting	$ 49,880	$ 69,124
Accrued payroll	397,307	441,648
Accrued other	174,407	129,784
Accrued income tax payable	88,703	3,702
	------------	------------
	$ 710,297	$ 644,258
	=======	=======

(7) Line of Credit and Equipment Lease Facility Agreements

The Company has a $1 million revolving line of credit and a $1 million equipment finance facility with Sovereign Bank, both agreements expire in May 2010. The line of credit is secured by the accounts receivable and other assets of the Company, has an interest rate of prime plus one percent (1%) and a one-year term. Under the terms of the agreement, the Company is required to maintain its operating accounts with Sovereign Bank. The line of credit and the equipment finance facility are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the line of credit that require the Company to maintain a targeted rolling four quarter debt service coverage ratio as well as targeted debt to equity and current ratios. At March 27, 2010, the Company was in compliance with these covenants. Management believes it is likely that Sovereign Bank and the Company will renew the line and the equipment finance facility agreement at the end of the term in May 2010. The Company believes but can give no assurance that it could obtain similar lease facilities from other lenders. At March 27, 2010 there were no borrowings under this line of credit. At March 27, 2010, the Company had $442,278 net carrying value of capital equipment financed by the Sovereign equipment lease and finance facility and $557,722 available remaining on the Sovereign lease line.

(8) Income Taxes

At December 26, 2009, the Company had approximately $2,894,000 of net operating loss carryforwards available to offset future income for U.S. Federal income tax purpose.

The Company recorded a tax provision of $85,000 for federal income taxes for the quarter ended March 27, 2010. This provision is based on the estimated effective federal corporate tax rate for 2010. The Company believes it will be able to use net operating loss carryforwards to offset federal taxes, other than the corporate alternative minimum tax, in fiscal 2010.

The Company reduced the valuation allowance against deferred tax assets at the end of 2009 resulting in a deferred tax asset account of $1,322,696 on the Company`s balance sheet as of year-end 2009. A valuation allowance is required to be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining deferred tax assets.

The Company recorded a tax provision of $28,630 for state income taxes during the quarter ended March 27, 2010.

ITEM 2 MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the financial statements of the Company and notes thereto included in this report and the Company`s Annual Report on Form 10-K for the year ended December 26, 2009.

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

Critical Accounting Policies

The critical accounting policies utilized by the Company in preparation of the accompanying financial statements are set forth in Part II, Item 7 of the Company`s Annual Report on Form 10-K for the year ended December 26, 2009, under the heading "Management`s Discussion and Analysis of Financial Condition and Results of Operations". There have been no material changes to these policies since December 26, 2009.

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

Concurrently, CPS is participating in certain end markets that are at an earlier stage of the adoption lifecycle. Management believes these end markets will generate additional growth longer-term. An example of such an end market is motor controllers for hybrid and electric automobiles and trucks.

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

Results of Operations for the First Fiscal Quarter of 2010 (Q1 2010) Compared to the First Fiscal Quarter of 2009 (Q1 2009)

Total revenue was $5,409 thousand in Q1 2010, a 77% increase from revenue of $3,053 thousand in Q1 2009. The increase in revenues in Q1 2010 compared to Q1 2009 primarily reflects increased customer demand in all product families. Increased demand for baseplates for traction applications, heatspreaders for flip-chip integrated circuit packaging, hermetic metal packages and baseplates for hybrid vehicle applications were somewhat offset by a slight decrease in revenue from the Company`s contract with the Army for armor development. We are pleased that our diversification across multiple end markets has provided some protection against the volatility in demand in some specific end markets.

Total operating expenses in Q1 2010 were $5,122 thousand, a 74% increase from total operating expenses of $2,941 thousand in Q1 2009.

Cost of product sales in Q1 2010 was $4,008 thousand, a 103% increase from cost of product sales in Q1 2009 of $1,970 thousand. Cost of product sales increased significantly due to increased product shipments. The gross profit on product sales in Q1 2010 was 20% compared to gross profit on product sales in Q1 2009 of 22%. This decrease in gross profit was primarily the result of costs incurred to support sudden increased shipments, particularly overtime pay.

Selling, general and administrative (SG&A) expenses were $763 thousand in Q1 2010, a 50% increase over SG&A expenses of $508 thousand in Q1 2009. The increase in SG&A expenses is primarily the result of increased commissions paid to sales representatives which in turn is the result of increased revenues.

Taxes in Q1 2010 reflect the estimated effective tax rate, which is higher than Q1 2009 due to reduction of the valuation allowance against deferred tax assets for net operating loss carryforwards in Q4 2009.

Liquidity and Capital Resources

The Company`s cash and cash equivalents at March 27, 2010 were $836 thousand compared to cash and cash equivalents at December 26, 2009 of $1,074 thousand, a decrease of $238 thousand or 22%. Cash declined as a result of changes in accounts receivable; management views this level of fluctuation as within the ordinary course of business to support increased shipments.

Accounts receivable increased to $3,733 thousand at March 27, 2010 from $2,587 thousand at December 26, 2009. This change reflects increased shipments in Q1 2010 and timing of collections in Q1 2010 compared to Q4 2009. The accounts receivable balance at March 27, 2010 and December 26, 2009 is net of allowance for doubtful accounts of $5 thousand.

Inventories decreased to $1,727 thousand at March 27, 2010 from $2,072 thousand at December 26, 2009. Finished goods inventory decreased primarily due to increased shipments. Of the total finished goods inventory of $727 thousand at March 27, 2010, $397 thousand was located at customers` locations pursuant to consigned inventory agreements. Of the total finished goods inventory of $983 thousand at December 26, 2009, $627 thousand was located at customers` locations pursuant to consigned inventory agreements.

The Company financed its working capital during Q1 2010 with existing cash balances and funds generated by operations. The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2010 from these same sources.

The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company`s ability to achieve its business objectives.

Contractual Obligations

The Company has a $1 million revolving line of credit and a $1 million equipment finance facility with Sovereign Bank, both agreements expire in May 2010. The line of credit is secured by the accounts receivable and other assets of the Company, has an interest rate of prime plus one percent (1%) and a one-year term. Under the terms of the agreement, the Company is required to maintain its operating accounts with Sovereign Bank. The line of credit and the equipment finance facility are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the line of credit that require the Company to maintain a targeted rolling four quarter debt service coverage ratio as well as targeted debt to equity and current ratios. At March 27, 2010, the Company was in compliance with these covenants. Management believes it is likely that Sovereign Bank and the Company will renew the line and the equipment finance facility agreement at the end of the term in May 2010. The Company believes but can give no assurance that it could obtain similar lease facilities from other lenders. At March 27, 2010 there were no borrowings under this line of credit. At March 27, 2010, the Company had $442,278 net carrying value of capital equipment financed by the Sovereign equipment lease and finance facility and $557,722 available remaining on the Sovereign lease line.

As of March 27, 2010 production equipment included $54 thousand of construction in progress, and the Company had outstanding commitments to purchase $190 thousand of production equipment. The Company intends to finance production equipment in construction in progress and outstanding commitments under the lease agreement with existing cash balances and funds generated by operations.

In July 2006 the Company entered into a 10-year lease for its current operating facilities of approximately 37,520 square feet of rentable space located on approximately seven acres at its current site in Norton, MA. The lease is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities. The Company also has an option to buy the property and a first right of refusal during the term of the lease. Annual rental payments are $100 thousand in year one increasing to $150 thousand in year ten.

The Company`s contractual obligations at March 27, 2010 consist of the following:
Payments Due by Period
		Remaining in	FY 2011 -	FY 2014 -
	Total	FY 2010	FY 2013	FY 2016
Capital lease obligations including interest	$ 469,736	$ 195,927	$ 273,809	$ --
Purchase commitments for production equipment	$ 190,000	$ 190,000	$--	$--
Operating lease obligation for facilities at 111 South Worcester Street, Norton, MA.	$832,500	$ 90,000	$ 406,500	$ 336,000

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not significantly exposed to the impact of interest rate changes or foreign currency fluctuations. The Company has not used derivative financial instruments.

ITEM 4T CONTROLS AND PROCEDURES

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

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS
 None.

ITEM 1A RISK FACTORS
 There have been no material changes to the risk factors as discussed in our 2009 Form 10-K.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
 None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES
 None.

ITEM 4 [REMOVED AND RESERVED]
 Not applicable.

ITEM 5 OTHER INFORMATION
 Not applicable.

ITEM 6 EXHIBITS

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

Date: May 11, 2010
/s/ Grant C. Bennett
Grant C. Bennett
President and Treasurer

(Principal Executive Officer and Principal Financial Officer)