Form 10-Q
period 2010-06-26
CPS TECHNOLOGIES CORP/DE/
filed 2010-08-10
CIK 814676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 26, 2010
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
[ ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of July 30, 2010: 12,624,959.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(continued on next page)
	June 26,	December 26,
	2010	2009
ASSETS	-------------	-------------

Current assets:
Cash and cash equivalents	$ 2,043,450	$ 1,073,600
Accounts receivable-trade
net of allowance for doubtful accounts of $5,000 at June 26, 2010 and
December 26, 2009	2,694,969	2,587,135
Inventories	1,948,968	2,072,210
Prepaid expenses	52,467	66,761
Deferred taxes	634,696	634,696
	-------------	-------------
Total current assets	7,374,550	6,434,402
	-------------	-------------
Property and equipment:
Production equipment	6,044,410	5,959,449
Furniture and office equipment	268,135	267,111
Leasehold improvements	595,577	592,787
	-------------	-------------
Total cost	6,908,122	6,819,347
Accumulated depreciation
and amortization	(5,012,111)	(4,778,054)
Construction in progress	195,394	66,541
	-------------	-------------
Net property and equipment	2,091,405	2,107,834
	-------------	-------------
Deferred taxes, non-current portion	688,000	688,000
	-------------	-------------
Total assets	$ 10,153,955	$ 9,230,236
	=========	=========

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(continued)
LIABILITIES AND STOCKHOLDERS`	June 26,	December 26,
EQUITY	2010	2009
	-------------	-------------
Current liabilities:
Accounts payable	$ 537,618	$ 500,376
Accrued expenses	1,042,564	644,258
Current portion of obligations
under capital leases	219,770	269,422
	-------------	-------------
Total current liabilities	1,799,952	1,414,056

Obligations under capital
leases less current portion	154,082	262,759
	-------------	-------------
Total liabilities	1,954,034	1,676,815
	-------------	-------------
Commitments

Stockholders` equity:
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 12,647,842 shares and outstanding 12,624,959
shares at June 26, 2010 and December 26, 2009	126,479	126,479
Additional paid-in capital	32,947,044	32,914,990
Accumulated deficit	(24,812,767)	(25,427,213)
Less cost of 22,883 common shares
repurchased	(60,835)	(60,835)
	-------------	-------------
Total stockholders` equity	8,199,921	7,553,421
	-------------	-------------
Total liabilities and stockholders`
equity	$ 10,153,955	$ 9,230,236
	==========	==========

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Operations (Unaudited)
	Fiscal Quarters Ended		Six month Periods Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009
	------------	------------	------------	------------
Revenues:
Product sales	$ 4,970,762	$ 3,154,349	$ 10,006,231	$ 5,675,159
Research and development
under cooperative agreement	215,921	448,086	589,638	979,917
	------------	------------	------------	------------
Total revenues	5,186,683	3,602,435	10,595,869	6,655,076

Cost of product sales	3,608,979	2,479,724	7,616,879	4,449,300
Cost of research and development
under cooperative agreement	193,296	449,731	544,595	913,238
	------------	------------	------------	------------
Gross Margin	1,384,408	672,980	2,434,395	1,292,538

Selling, general, and
administrative expense	663,419	588,664	1,426,473	1,096,409
	------------	------------	------------	------------
Operating income	720,989	84,316	1,007,922	196,129

Other income (expense), net	(7,816)	(9,142)	(16,476)	(16,965)
	------------	------------	------------	------------
Net income before income tax
expense	713,173	75,174	991,446	179,164
Income tax expense	263,370	9,100	377,000	18,000
	------------	------------	------------	------------
Net income	$449,803	$66,074	$614,446	$161,164
	=========	=========	=========	=========
Net income per
basic common share	$ 0.04	$ 0.01	$ 0.05	$ 0.01
	------------	------------	------------	------------

Weighted average number of
basic common shares
outstanding	12,624,959	12,624,959	12,624,959	12,624,959
	=========	=========	=========	=========
Net income per
diluted common share	$ 0.03	$ 0.01	$ 0.05	$ 0.01
	------------	------------	------------	------------
Weighted average number of
diluted common shares
outstanding	12,938,087	13,028,847	12,928,034	13,021,283
	=========	=========	=========	=========

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Cash Flows (Unaudited)
	Six-Month Period Ended
	June 26,	June 27,
	2010	2009
	---------	---------

Cash flows from operating activities:
Net income	$ 614,446	$ 161,164
Adjustments to reconcile net income
to cash provided by (used in)
operating activities:
Depreciation & amortization	358,189	357,627
Share-based compensation	32,054	5,772

Changes in:
Accounts receivable trade	(107,834)	(456,343)
Inventories	123,242	(303,089)
Prepaid expenses	14,294	(16,355)
Accounts payable	37,242	72,640
Accrued expenses	398,306	(115,049)
	---------	---------
Net cash provided by (used in) operating	1,469,939	(293,633)
activities
	---------	---------
Cash flows from investing activities:
Purchases of property and equipment	(341,760)	(167,712)
	---------	---------
Net cash used in investing
activities	(341,760)	(167,712)
	---------	---------
Cash flows from financing activities:
Payment of capital lease obligations	(158,329)	(147,783)
Proceeds from capital lease financing	--	394,785
	---------	---------
Net cash provided by (used in)
financing activities	(158,329)	247,002
	---------	---------
Net increase (decrease) in cash and cash equivalents	969,850	(214,343)
Cash and cash equivalents at beginning of period	1,073,600	1,158,419
	---------	---------
Cash and cash equivalents at end of period	$ 2,043,450	$ 944,076
	=========	=========
Supplemental cash flow information:
Acquisition of machinery under capital leases	$ --	$ 69,163
Cash paid for taxes	$ --	$ 183,000
Interest paid	$ 16,477	$ 17,001

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

For further information, refer to the financial statements and footnotes thereto included CPS`s Annual Report on Form 10-K for the year ended December 26, 2009.

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

The following table presents the calculation of both basic and diluted EPS:
	Quarters Ended		Six-Month Periods Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009
	------------	------------	------------	------------
Basic EPS Computation:
Numerator:
Net income	$ 449,803	$ 66,074	$ 614,446	$ 161,164

Denominator:
Weighted average
Common shares
Outstanding	12,624,959	12,624,959	12,624,959	12,624,959

Basic EPS	$ 0.04	$ 0.01	$ 0.05	$ 0.01

Diluted EPS Computation:
Numerator:
Net income	$ 449,803	$ 66,074	$ 614,446	$ 161,164

Denominator:
Weighted average
Common shares
Outstanding	12,624,959	12,624,959	12,624,959	12,624,959
Dilutive effect of stock options	313,128	403,888	303,075	396,324

Total Shares	12,938,087	13,028,847	12,928,034	13,021,283

Diluted EPS	$ 0.03	$ 0.01	$ 0.05	$ 0.01

(4) Share-Based Payments

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). The Company provides an estimate of forfeitures at initial grant date. Reductions in compensation expense associated with the forfeited options are estimated at the date of grant, and this estimated forfeiture rate is adjusted periodically based on actual forfeiture experience. The company uses the Black-Scholes option pricing model to determine the fair value of the stock options granted. There were no shares granted under the Plan during the quarters ended June 26, 2010 and June 27, 2009.

On July 7, 2010, a total of 724,105 stock options were granted to employees under the Company`s 2009 Stock Incentive Plan. These options are exercisable over a period of ten years at $1.53, and vest over a period of nine years. During the three and six months ended June 26, 2010, the Company recognized $19,218 and $32,054, respectively, as shared-based compensation expense related to previously granted shared under the Plan. During the three and six months ended June 27, 2009, the Company recognized $2,886 and $5,772, respectively, as shared-based compensation expense related to previously granted shares under the Plan.

(5) Inventories

Inventories consist of the following:
	June 26,	December 26,
	2010	2009
	-------------	-------------
Raw materials	$ 397,925	$ 418,002
Work in process	548,996	671,202
Finished goods	1,002,047	983,006
	-----------	-----------

Inventories	$ 1,948,968	$ 2,072,210
	=======	=======

(6) Accrued Expenses

Accrued expenses consist of the following:
	June 26,	December 26,
	2010	2009
	-------------	-------------

Accrued legal and accounting	$ 45,055	$ 69,124
Accrued payroll	513,995	441,648
Accrued other	131,921	129,784
Accrued income tax payable	351,593	3,702
	------------	------------
	$ 1,042,564	$ 644,258
	=======	=======

(7) Line of Credit and Equipment Lease Facility Agreements
The Company has a $1 million revolving line of credit and a $1 million equipment finance facility with Sovereign Bank, both agreements have been extended to May 2011. The line of credit is secured by the accounts receivable and other assets of the Company, has an interest rate of prime plus one percent (1%) and a one-year term. Under the terms of the agreement, the Company is required to maintain its operating accounts with Sovereign Bank. The line of credit and the equipment finance facility are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the line of credit that require the Company to maintain a targeted rolling four quarter debt service coverage ratio as well as targeted debt to equity and current ratios. At June 26, 2010, the Company was in compliance with these covenants. The Company believes but can give no assurance that it could obtain similar lease facilities from other lenders. At June 26, 2010 there were no borrowings under this line of credit. At June 26, 2010, the Company had $373,851 net carrying value of capital equipment financed by the Sovereign equipment lease and finance facility and $626,149 available remaining on the Sovereign lease line.

(8) Income Taxes
 At December 26, 2009, the Company had approximately $2,894,000 of net operating loss carryforwards available to offset future income for U.S. Federal income tax purpose.

The Company recorded a tax provision of $199,000 and $284,000 for federal income taxes for the three and six months ended June 26, 2010, respectively. This provision is based on the federal corporate alternative minimum tax rate rather than the statutory graduated tax rates. The Company believes it will be able to use net operating loss carryforwards to offset federal taxes, other than the corporate alternative minimum tax, in fiscal 2010.

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

The Company recorded a tax provision of $64,370 and $93,000 for state income taxes during the three and six months ended June 26, 2010, respectively.

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

Results of Operations for the Second Fiscal Quarter of 2010 (Q2 2010) Compared to the Second Fiscal Quarter of 2009 (Q2 2009)
Total revenue was $5,187 thousand in Q2 2010, a 44% increase from revenue of $3,602 thousand in Q2 2009. The increase in revenues primarily reflects increased customer demand in all product families. Increased demand for baseplates for traction applications, heatspreaders for flip-chip integrated circuit packaging, hermetic metal packages and baseplates for hybrid vehicle applications were somewhat offset by a slight decrease in revenue from the Company`s contract with the Army for armor development due to the timing of specific tasks. We are pleased that our diversification across multiple end markets has provided some protection against the volatility in demand in some specific end markets.

Total operating expenses in Q2 2010 were $4,466 thousand, a 27% increase from total operating expenses in Q2 2009 of $3,518 thousand.

Cost of product sales in Q2 2010 were $3,609 thousand, a 46% increase from cost of product sales in Q2 2009 of $2,480 thousand. Cost of product sales increased due to increased product shipments. The gross profit on product sales in Q2 2010 was 27% compared to gross profit on product sales in Q2 2009 of 24%. This change is primarily due to fixed costs being spread over a larger base in Q2 2010, as well as product mix.

Selling, general and administrative (SG&A) expenses were $663 thousand in Q2 2010, a 13% increase from SG&A expenses of $589 thousand in Q2 2009. The increase in SG&A expenses is primarily the result of increased commissions paid to sales representatives which is the result of increased revenues.

Results of Operations for First Six Months 2010 Compared to First Six Months of 2009

Total revenue was $10,596 thousand in the first six months of 2010, a 59% increase from total revenue of $6,655 thousand in the first six months of 2009. The increase in revenues in the first six months of 2010 compared to 2009 primarily reflect increases in customer demand in all product families. Increased demand for baseplates for traction applications, heatspreaders for flip-chip integrated circuit packaging, hermetic metal packages and baseplates for hybrid vehicle applications were somewhat offset by a slight decrease in revenue from the Company`s contract with the Army for armor development.

Total operating expenses in the first six months of 2009 were $9,588 thousand, a 48% increase from total operating expenses of $6,459 thousand in the first six months of 2009. Cost of product sales in the first six months of 2010 were $7,617 thousand, a 71% increase from cost of product sales of $4,449 thousand in the first six months of 2009. Cost of product sales increased primarily due to increased product shipments.

Gross profit on product sales in the first six months of 2010 was 24% compared with gross profit on product sales of 22% in the first six months of 2009. This change is primarily due to fixed costs being spread over a larger base in Q2 2010, as well as product mix.

Selling, general and administrative (SG&A) expenses were $1,426 thousand in the first six months of 2010, a 30% increase from SG&A expenses of $1,096 thousand in the first six months of 2009. The increase in SG&A expenses is primarily the result of increased commissions paid to sales representatives which is the result of increased revenues.

Liquidity and Capital Resources

The Company`s cash and cash equivalents at June 26, 2010 were $2,043 thousand compared to cash and cash equivalents at December 26, 2009 of $1,074 thousand, an increase of $970 thousand or 90%. Cash increased primarily as a result of increased shipments and timing of collections.

Accounts receivable increased to $2,695 thousand at June 26, 2010 from $2,587 thousand at December 26, 2009. This change reflects increased shipments in 2010 and timing of collections in Q2 2010 compared to Q4 2009. The accounts receivable balance at June 26, 2010 and December 26, 2009 is net of allowance for doubtful accounts of $5 thousand.

Inventories decreased to $1,949 thousand at June 26, 2010 from $2,072 thousand at December 26, 2009. Raw materials and work in process inventory decreased primarily due to increased product demand; finished goods inventory increased at the Company`s Norton location due to timing of shipments. Of the total finished goods inventory of $1,002 thousand at June 26, 2010, $497 thousand was located at customers` locations pursuant to consigned inventory agreements. Of the total finished goods inventory of $983 thousand at December 26, 2009, $627 thousand was located at customers` locations pursuant to consigned inventory agreements.

The Company financed its working capital during Q2 2010 and the six months ended June 26, 2010 with existing cash balances and funds generated by operations. The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2010 from these same sources.

The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company`s ability to achieve its business objectives.

Contractual Obligations

The Company has a $1 million revolving line of credit and a $1 million equipment finance facility with Sovereign Bank, both agreements have been extended to May 2011. The line of credit is secured by the accounts receivable and other assets of the Company, has an interest rate of prime plus one percent (1%) and a one-year term. Under the terms of the agreement, the Company is required to maintain its operating accounts with Sovereign Bank. The line of credit and the equipment finance facility are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the line of credit that require the Company to maintain a targeted rolling four quarter debt service coverage ratio as well as targeted debt to equity and current ratios. At June 26, 2010, the Company was in compliance with these covenants. The Company believes but can give no assurance that it could obtain similar lease facilities from other lenders. At June 26, 2010 there were no borrowings under this line of credit. At June 26, 2010, the Company had $373,851 net carrying value of capital equipment financed by the Sovereign equipment lease and finance facility and $626,149 available remaining on the Sovereign lease line.

As of June 26, 2010 production equipment included $195 thousand of construction in progress and the Company had $230 thousand in outstanding commitments to purchase production equipment. The Company intends to finance production equipment with existing cash balances and funds generated by operations.

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

The Company`s contractual obligations at June 26, 2010 consist of the following:
Payments Due by Period
		Remaining in	FY 2011 -	FY 2014 -
	Total	FY 2010	FY 2013	FY 1016
Capital lease obligations including interest	$ 394,799	$ 120,990	$ 273,809	$ --
Purchase commitments for production equipment	$ 230,194	$ 230,194	$ --	$ --
Operating lease obligation for facilities at 111 South Worcester Street, Norton, MA.	$802,500	$ 60,000	$ 406,500	$ 336,000

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

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS
 None.

ITEM 1A RISK FACTORS
 There have been no material changes to the risk factors as discussed in our 2009 Form 10-K

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
 None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES
 None.

ITEM 4 (REMOVED AND RESERVED)
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

Date: August 10, 2010
/s/ Grant C. Bennett
Grant C. Bennett
President and Treasurer

(Principal Executive Officer and Principal Financial Officer)