Form 10-Q
period 2010-09-25
CPS TECHNOLOGIES CORP/DE/
filed 2010-11-09
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 25, 2010
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
[ ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of October 28, 2010: 12,664,959.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(continued on next page)
	September 25,	December 26,
	2010	2009
ASSETS	-------------	-------------

Current assets:
Cash and cash equivalents	$ 1,672,958	$ 1,073,600
Accounts receivable-trade
net of allowance for doubtful accounts
of $22,205 at September 25, 2010 and
$5,000 at December 26, 2009	4,264,806	2,587,135
Inventories	1,860,882	2,072,210
Prepaid expenses	69,110	66,761
Deferred taxes	634,696	634,696
	-------------	-------------
Total current assets	8,502,452	6,434,402
	-------------	-------------
Property and equipment:
Production equipment	6,338,070	5,959,449
Furniture and office equipment	275,627	267,111
Leasehold improvements	625,614	592,787
	-------------	-------------
Total cost	7,239,311	6,819,347
Accumulated depreciation
and amortization	(5,208,114)	(4,778,054)
Construction in progress	190,757	66,541
	-------------	-------------
Net property and equipment	2,221,954	2,107,834
	-------------	-------------
Deferred taxes, non-current	688,000	688,000
	-------------	-------------
Total Assets	$ 11,412,406	$ 9,230,236
	=========	=========

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(continued)
LIABILITIES AND STOCKHOLDERS`	September 25,	December 26,
EQUITY	2010	2009
	-------------	-------------
Current liabilities:
Accounts payable	$ 932,494	$ 500,376
Accrued expenses	1,262,611	644,258
Current portion of obligations
under capital leases	264,703	269,422
	-------------	-------------
Total current liabilities	2,459,808	1,414,056

Obligations under capital
leases less current portion	231,618	262,759
	-------------	-------------
Total liabilities	2,691,426	1,676,815
	-------------	-------------
Commitments

Stockholders` equity:
Common stock, $0.01 par value,
authorized 15,000,000 shares;
at September 25, 2010 and December 26, 2009;
issued 12,687,842 and 12,647,842 shares
at September 25, 2010 and December 26, 2009,
respectively; outstanding 12,664,959 and 12,624,959
shares at September 25, 2010 and December 26, 2009,
respectively	126,879	126,479
Additional paid-in capital	33,046,919	32,914,990
Accumulated deficit	(24,391,983)	(25,427,213)
Less cost of 22,883 common shares
repurchased	(60,835)	(60,835)
	-------------	-------------
Total stockholders` equity	8,720,980	7,553,421
	-------------	-------------
Total liabilities and stockholders`
equity	$ 11,412,406	$ 9,230,236
	==========	==========

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Operations (Unaudited)
	Fiscal Quarters Ended		Nine month Periods Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
	------------	------------	------------	------------
Revenues:
Product sales	$5,574,371	$2,439,821	$15,580,602	$8,114,980
Research and development
under cooperative agreement	433,352	424,398	1,022,990	1,404,315
	------------	------------	------------	------------
Total Revenues	6,007,723	2,864,219	16,603,592	9,519,295

Cost of product sales	4,151,008	2,145,085	11,767,887	6,594,385
Cost of research and development
under cooperative agreement	372,441	402,689	917,036	1,315,927
	------------	------------	------------	------------
Gross Margin	1,484,274	316,445	3,918,670	1,608,983

Selling, general, and
administrative expense	802,184	448,865	2,228,657	1,545,274
	------------	------------	------------	------------
Operating income (loss)	682,090	(132,420)	1,690,012	63,709

Other income expense, net	(7,306)	(12,312)	(23,782)	(29,277)
	------------	------------	------------	------------
Net income (loss) before income
tax expense (benefit)	674,784	(144,732)	1,666,230	34,432
Income tax expense (benefit)	254,000	(8,200)	631,000	9,800
	------------	------------	------------	------------
Net income (loss)	$420,784	$(136,532)	$1,035,230	$24,632
	=========	=========	=========	=========
Net income (loss) per
basic common share	$ 0.03	$ (0.01)	$ 0.08	$ 0.00
	------------	------------	------------	------------

Weighted average number of
basic common shares
outstanding	12,648,640	12,624,959	12,659,519	12,624,959
	=========	=========	=========	=========
Net income per
diluted common share	$ 0.03	$ (0.01)	$ 0.08	$ 0.00
	------------	------------	------------	------------
Weighted average number of
diluted common shares
outstanding	12,998,593	12,624,959	12,975,415	12,889,175
	=========	=========	=========	=========

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Cash Flows (Unaudited)
	Nine-Month Period Ended
	September 25,	September 26,
	2010	2009
	---------	---------

Cash flows from operating activities:
Net income	$1,035,230	$24,632
Adjustments to reconcile net income
to cash provided by
operating activities:
Depreciation & amortization	554,193	536,440
Share-based compensation	97,723	6,926
Loss on sale of property and equipment	--	535
Provision for bad debts on accounts receivable	(17,500)	--

Changes in:
Accounts receivable trade	(1,660,171)	42,347
Inventories	211,328	(331,479)
Prepaid expenses	(2,349)	(10,778)
Accounts payable	432,118	59,413
Accrued expenses	618,353	(222,590)
	--------------	--------------
Net cash provided by operating	1,268,925	105,446
activities
	--------------	--------------
Cash flows from investing activities:
Purchases of property and equipment	(668,313)	(237,851)
Proceeds from sale of property and equipment	--	100
	--------------	--------------
Net cash used in investing
activities	(668,313)	(237,751)
	--------------	--------------
Cash flows from financing activities:
Payment of capital lease obligations	(221,130)	(253,653)
Tax benefit from stock options exercised	2,546	--
Proceeds from issuance of common stock	32,060	--
Proceeds from capital lease financing	185,270	463,947
	--------------	--------------
Net cash used in
financing activities	(1,254)	(210,294)
	--------------	--------------
Net increase in cash and cash equivalents	599,358	77,989
Cash and cash equivalents at beginning of period	1,073,600	1,158,419
	--------------	--------------
Cash and cash equivalents at end of period	$ 1,672,958	$ 1,236,408
	=========	=========
Supplemental cash flow information:
Acquisition of machinery under capital leases	$ --	$ 69,163
Cash paid for taxes	$ --	$ 183,000
Interest paid	$ 23,452	$ 28,779

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

The following table presents the calculation of both basic and diluted EPS:
	Quarters Ended		Nine-Month Periods Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
	------------	------------	------------	------------
Basic EPS Computation:
Numerator:
Net income (loss)	$ 420,784	$ (136,532)	$ 1,035,230	$ 24,632

Denominator:
Weighted average
Common shares
Outstanding	12,648,640	12,624,959	12,632,853	12,624,959

Basic EPS	$ 0.03	$ (0.01)	$ 0.08	$ 0.00

Diluted EPS Computation:
Numerator:
Net income (loss)	420,784	(136,532)	$ 1,035,230	24,632

Denominator:
Weighted average
Common shares
Outstanding	12,648,640	12,624,959	12,659,519	12,624,959
Dilutive effect of stock options	349,953	--	314,896	264,216

Total Shares	12,998,593	12,624,959	12,975,415	12,889,175

Diluted EPS	$ 0.03	$ (0.01)	$ 0.08	$ 0.00

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

On July 7, 2010, a total of 724,105 stock options were granted to employees under the Company`s 2009 Stock Incentive Plan; these options were exercisable over a period of ten years at $1.53, and vested over a period of nine years. On September 20, 2010, the Board of Directors modified the vesting schedule for these options from nine years to five years; all other terms remain the same. On July 7, 2010 a total of 38,000 stock options were granted to outside directors and a consultant under the Company`s 2009 Stock Incentive Plan, these options were exercisable over a period of ten years at $1.53 and vested over a period of one year. During the quarter ended September 25, 2010, 40,000 stock options were exercised and 54,250 stock options expired related to previously granted shares under the 1999 Stock Incentive Plan. There were no shares issued, expired or exercised during the quarter ended September 26, 2009

During the three and nine months ended September 25, 2010, the Company recognized $65,669 and $97,723, respectively, as shared-based compensation expense related to previously granted options under the 2009 Stock Incentive Plan. During the three and nine months ended September 26, 2009, the Company recognized $1,154 and $6,926, respectively, as shared-based compensation expense related to previously granted shares under the 1999 Stock Incentive Plan.

(5) Inventories

Inventories consist of the following:
	September 25,	December 26,
	2010	2009
	-------------	-------------
Raw materials	$ 406,467	$ 418,002
Work in process	466,733	671,202
Finished goods	987,682	983,006
	-----------	-----------

Inventories	$ 1,860,882	$ 2,072,210
	=======	=======

(6) Accrued Expenses

Accrued expenses consist of the following:
	September 25,	December 26,
	2010	2009
	-------------	-------------

Accrued legal and accounting	$ 53,917	$ 69,124
Accrued payroll	404,418	441,648
Accrued other	201,229	129,784
Accrued income tax payable	603,047	3,702
	------------	------------
	$ 1,262,611	$ 644,258
	=======	=======

(7) Line of Credit and Equipment Lease Facility Agreements
The Company has a $1 million revolving line of credit and a $1 million equipment finance facility with Sovereign Bank, both agreements have been extended to May 2011. The line of credit is secured by the accounts receivable and other assets of the Company, has an interest rate of prime plus one percent (1%) and a one-year term. Under the terms of the agreement, the Company is required to maintain its operating accounts with Sovereign Bank. The line of credit and the equipment finance facility are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the line of credit that require the Company to maintain a targeted rolling four quarter debt service coverage ratio as well as targeted debt to equity and current ratios. At September 25, 2010, the Company was in compliance with these covenants. The Company believes but can give no assurance that it could obtain similar lease facilities from other lenders. At September 25, 2010 there were no borrowings under this line of credit. At September 25, 2010, the Company had $496,321 net carrying value of capital equipment financed by the Sovereign equipment lease and finance facility and $503,679 available remaining on the Sovereign lease line.

(8) Income Taxes
 At December 26, 2009, the Company had approximately $2,894,000 of net operating loss carryforwards available to offset future income for U.S. Federal income tax purpose.

The Company recorded a tax provision of $190,000 and $474,000 for federal income taxes for the three and nine months ended September 25, 2010, respectively. This provision is based on the federal corporate alternative minimum tax rate rather than the statutory graduated tax rates. The Company believes it will be able to use net operating loss carryforwards to offset federal taxes, other than the corporate alternative minimum tax, in fiscal 2010.

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

 The Company recorded a tax provision of $64,000 and $157,000 for state income taxes during the three and nine months ended September 25, 2010, respectively.

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

Results of Operations for the Third Fiscal Quarter of 2010 (Q3 2010) Compared to the Third Fiscal Quarter of 2009 (Q3 2009)

 Total revenue was $6,008 thousand in Q3 2010, a 110% increase from total revenue of $2,864 thousand in Q3 2009. The 110% increase in revenues in Q3 2010 compared to Q3 2009 primarily reflects increased customer demand. Customer demand increased in all product families, although revenue under the Company`s Cooperative Agreement with the U.S. Army remained flat. This Agreement is a cost-share Agreement; the Army funds 95% of the Agreement costs; CPS funds 5% of the Agreement costs.

Total operating expenses in Q3 2010 were $5,326 thousand, a 77% increase from total operating expenses in Q3 2009 of $2,997 thousand. Cost of product sales in Q3 2010 was $4,151 thousand, a 94% increase from cost of product sales in Q3 2009 of $2,145 thousand. Cost of product sales rose less than revenues due primarily to fixed costs being spread over a larger base in Q3 2010.

The gross profit on product sales in Q3 2010 was 26% compared to gross profit on product sales in Q3 2009 of 12%. The gross margin increase is primarily due to fixed costs being spread over a larger base in Q3 2010 as well as manufacturing efficiency improvement programs which were ongoing throughout the quarter.

Selling, general and administrative (SG&A) expenses were $802 thousand in Q3 2010, a 79% increase from SG&A expenses of $449 thousand in Q3 2009. The increase in SG&A expenses is primarily the result of increased commissions paid to sales representatives due to increased shipments in territories in which the Company has commissioned representatives.

Results of Operations for the First Nine Months of 2010 Compared to the First Nine Months of 2009

Total revenue was $16,604 thousand in the first nine months of 2010, a 74% increase from total revenue of $9,519 thousand in the first nine months of 2009. The increase in revenue in the first nine months of 2010 compared to 2009 reflects primarily increased customer demand, as well as market share gains by the Company in baseplates for motor control modules.

Total operating expenses in the first nine months of 2010 were $14,914 thousand, a 58% increase from total operating expenses of $9,456 in the first nine months of 2009. Cost of product sales in the first nine months of 2010 were $11,768 thousand, a 78% increase from cost of product sales of $6,594 thousand in the first nine months of 2009. Cost of product sales increased primarily as a result of increased unit shipments.

Gross profit on product sales in the first nine months of 2010 was 24% compared to gross profit on product sales of 19% in the first nine months of 2009. This increase in gross margin is the result of fixed costs being spread over a larger base as well as manufacturing efficiency improvement programs.

Selling, general and administrative (SG&A) expenses were $2,229 thousand in the first nine months of 2010, a 44% increase from SG&A expenses of $1,545 thousand in the first nine months of 2009. The increase in SG&A expenses is primarily the result of higher commissions paid to sales representatives and increased shared-based compensation expense.

Liquidity and Capital Resources

The Company`s cash and cash equivalents at September 25, 2010 were $1,673 thousand, compared to cash and cash equivalents at December 26, 2009 of $1,074 thousand, an increase of $599 thousand or 56%. Cash increased as a result of increased shipments, timing of collections and management carefully controlling expenses.

Accounts receivable increased to $4,265 thousand at September 25, 2010 from $2,587 thousand at December 26, 2009. This change reflects the size and timing of shipments and collections in Q3 2010 compared to Q4 2009; there has been no significant change in days sales outstanding. The accounts receivable balance at September 25, 2010 and December 26, 2009 is net of allowance for doubtful accounts of $22 thousand and $5 thousand, respectively.

Inventories decreased to $1,861 thousand at September 25, 2010 from $2,072 thousand at December 26, 2009. Work-in-process inventory decreased primarily due to product mix changes, as well as manufacturing efficiency improvement programs.

All consigned inventory is shipped under existing purchase orders and per customers` requests. Of the total finished goods inventory of $987 thousand at September 25, 2010, $468 thousand was located at customers` locations pursuant to consigned inventory agreements. Of the total finished goods inventory of $983 thousand at December 26, 2009, $627 thousand was located at customers` locations pursuant to consigned inventory agreements.

The Company financed its working capital during Q3 2010 and the nine months ended September 25, 2010 with existing cash balances and funds generated by operations. The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2010 from these same sources.

The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company`s ability to achieve its business objectives.

Contractual Obligations

The Company has a $1 million revolving line of credit and a $1 million equipment finance facility with Sovereign Bank, both agreements have been extended to May 2011. The line of credit is secured by the accounts receivable and other assets of the Company, has an interest rate of prime plus one percent (1%) and a one-year term. Under the terms of the agreement, the Company is required to maintain its operating accounts with Sovereign Bank. The line of credit and the equipment finance facility are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the line of credit that require the Company to maintain a targeted rolling four quarter debt service coverage ratio as well as targeted debt to equity and current ratios. At September 25, 2010, the Company was in compliance with these covenants. The Company believes but can give no assurance that it could obtain similar lease facilities from other lenders. At September 25, 2010 there were no borrowings under this line of credit. At September 25, 2010, the Company had $496,321 net carrying value of capital equipment financed by the Sovereign equipment lease and finance facility and $503,679 available remaining on the Sovereign lease line.

As of September 25, 2010 production equipment included $191 thousand of construction in progress and the Company had $88 thousand in outstanding commitments to purchase production equipment. The Company intends to finance production equipment with existing cash balances and funds generated by operations.

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

The Company`s contractual obligations at September 25, 2010 consist of the following:
Payments Due by Period
		Remaining in	FY 2011 -	FY 2014 -
	Total	FY 2010	FY 2013	FY 2016
Capital lease obligations including interest	$ 525,120	$ 74,210	$ 450,910	$ --
Purchase commitments for production equipment	$ 88,465	$ 88,465	$ --	$ --
Operating lease obligation for facilities at 111 South Worcester Street, Norton, MA.	$ 772,300	$ 30,000	$ 406,500	$ 335,800

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

Exhibit 32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

  Reports on Form 8-K

On August 11, 2010 the Company filed a report on Form 8-K relating to the announcement of its financial results for the quarter ended June 26, 2010 as presented in a press release dated August 9, 2010.

On November 9, 2010, the Company filed a report on Form 8-K relating to the announcement of its financial results for the quarter ended September 25, 2010 as presented in a press release dated November 8, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPS TECHNOLOGIES CORPORATION
(Registrant)

Date: November 9, 2010
/s/ Grant C. Bennett
Grant C. Bennett
President and Treasurer

(Principal Executive Officer and Principal Financial Officer)