Form 10-K
period 2010-12-25
CPS TECHNOLOGIES CORP/DE/
filed 2011-03-25
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 25, 2010
or
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

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [ ] Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act
[ ] Yes [X] No

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was $13,064,538 based on the average of the reported closing bid and asked prices for the Common Stock as of the last business day of the registrant`s most recently completed second fiscal quarter as reported on the OTC Bulletin Board.

Number of shares of Common Stock outstanding as of March 25, 2011: 12,675,959 shares.

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

The Company`s primary advanced material solution is metal matrix composites (MMCs), a new class of materials which are a combination of metal and ceramic. CPS has a leading, proprietary position in metal matrix composites. Metal matrix composites have several superior properties compared to conventional materials including improved thermal conductivity, thermal expansion matching, stiffness and light weight which enable higher performance and higher reliability in our customers` products.

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

Concurrently, CPS is participating in certain end markets that are at an earlier stage of the adoption lifecycle. Management believes these end markets will generate additional growth in both the intermediate and longer term. An example of such an end market is motor controllers for hybrid automotives and trucks. In 2010, hybrid automobiles containing the Company`s baseplates were available for purchase from two major automobile manufacturers.

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

In 2010, our three largest customers accounted for 34%, 27% and 7% of revenues, respectively. In 2010, 88% of our revenues were derived from commercial applications and 12% from defense-related applications.

Research and Development

In 2010, research and development costs were incurred related to the Cooperative Agreement with the US Army. These costs consist of labor, including applicable overhead expenses, materials and other costs associated with our Cooperative Agreement. Total expenditures incurred in 2010 under this Cooperative Agreement amounted to $1.557 million of which $1.328 million is included in cost of research and development under cooperative agreement in the Statement of Income. $1.484 million of these costs were funded by the US Army in 2010 and is classified as research and development cooperative agreement revenues in the Statement of Income. The $65 thousand funded by CPS consists of $61 thousand of direct and indirect costs in connection with the contract included in costs of research and development under cooperative agreements and the Company`s allocated portion of general and administrative expenses allowed under the contract included in selling, general and administrative expenses of $4 thousand. An additional $8 thousand is included in total expenditures in 2010 and was unbilled to the US Army as of December 25, 2010.

Unfunded research and development costs, if any, are charged to expense as incurred and were $0 in 2010, 2009 and 2008.

Availability of Raw Materials

We use a variety of raw materials from numerous domestic and foreign suppliers. These materials are primarily aluminum ingots, ceramic powders and chemicals. The raw materials we use are available from domestic and foreign sources and none is believed to be scarce or restricted for national security reasons. We use no conflict metals.

Patents and Trade Secrets

As of December 25, 2010, we had 13 United States patents and three United States patent pending. We also have several international patents covering the same subject matter as the U.S. patents. Our licensees have rights to use certain patents as defined in their respective license agreements. As of December 25, 2010, none of our licensees are producing products under license agreements signed previously, and we do not expect the license agreements in place to generate additional license revenues in the future.

We intend to continue to apply for domestic and foreign patent protection in appropriate cases. In other cases, we believe we are better served by reliance on trade secret protection. In all cases, we seek protection for our technological developments to preserve our competitive position.

Backlog and Contracts

As of December 25, 2010, we had a total backlog of approximately $23.5 million consisting of product backlog of $23.2 million and backlog remaining on the second-year funding under the Cooperative Agreement with the US Army of $317 thousand.

The total backlog as of December 26, 2009, was approximately $8.9 million. We shipped 100% of the year-end 2009 backlog in 2010.

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

Employees

As of December 25, 2010, we had 189 full-time employees and 5 part-time employees, of whom 174 were engaged in manufacturing and engineering and 15 in sales and administration. We also employ temporary employees as needed to support production and program requirements.

None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be excellent.

Item 1A. Risk Factors.

We are heavily dependent on the electronics industry and changes in the industry could harm our business and operating results.

The electronics industry is subject to economic cycles, demand in some segments is currently volatile, and is likely in the future to experience recessionary periods. A protracted general recession in the electronics industry could have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

As of December 25, 2010, all our manufacturing, engineering, sales and administrative operations are located in a leased facility in Norton, Massachusetts. The Company entered into a 10-year lease for the Norton facilities effective on March 1, 2006. The leased facilities comprise approximately 38 thousand square feet.

In February 2011, the Company entered into a lease for an additional 13,800 square feet in Attleboro, MA. The lease term is for one year and has the option to extend the lease for five additional one year periods.

Item 3. Legal Proceedings.

We are not a party to any litigation which could have a material adverse effect on us or on our business and we are not aware of any pending or threatened material litigation against us.

Item 4. (Removed and Reserved)

Part II

Item 5. Market for Registrant`s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

On December 25, 2010, we had approximately 870 shareholders. The high and low closing bid prices of our common stock for each quarter during the years ended December 25, 2010 and December 26, 2009 are shown below.

	2010		2009
	High	Low	High	Low
1st Quarter	$ 1.40	$ 1.05	$ 1.39	$ 0.75
2nd Quarter	$ 1.75	$ 1.25	$ 1.49	$ 0.70
3rd Quarter	$ 1.99	$ 1.50	$ 1.49	$ 0.85
4th Quarter	$ 1.85	$ 1.55	$ 1.45	$ 0.81

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

Item 6. Selected Financial Data (000`s)

The following selected financial data of CPS should be read in conjunction with the financial statements and related notes filed as part of this Annual Report on Form 10-K. Amounts are in thousands except per share amounts.

SELECTED FINANCIAL DATA
For the Fiscal Year:	2010	2009	2008	2007	2006

Summary of Operations

Product Revenue	$19,913	$11,301	$14,456	$12,447	$11,908
Cooperative Agreement Revenue	1,484	1,679	357	--	--
Operating Expenses	20,344	12,831	13,429	11,496	10,387
Operating Income	1,054	149	1,384	950	1,520
Other Income (Expense), Net	(32)	(39)	(44)	(60)	(30)
Net Income Before Taxes	1,021	110	1,340	890	1,490
Provision (Benefit) for Income Taxes	311	(452)	(134)	(58)	(288)
Net Income	710	562	1,474	949	1,778

Net Income Per Basic Common Share	$0.06	$0.04	$0.12	$0.08	$0.14

Weighted Average Basic Number of Common Shares Outstanding	12,643	12,625	12,613	12,543	12,473

Net Income Per Diluted Common Share	$0.06	$0.04	$0.11	$0.07	$0.14

Weighted Average Diluted Number of Common Shares Outstanding	12,882	12,931	13,243	13,299	13,067

Year-End Position

Working Capital	$5,731	$5,020	$4,663	$3,549	$2,971
Total Assets	$10,611	$9,230	$8,367	$7,007	$6,389
Long-term Obligations	$176	$263	$152	$274	$246
Stockholders` Equity	$8,486	$7,553	$6,981	$5,406	$4,381

SELECTED QUARTERLY FINANCIAL DATA

	First	Second	Third	Fourth
	Fiscal	Fiscal	Fiscal	Fiscal
	Quarter	Quarter	Quarter	Quarter
	(000`s)	(000`s)	(000`s)	(000`s)
2010
Total Revenues	$5,409	$5,187	$6,008	$4,793
Gross Margin	$1,050	$1,384	$1,485	$97
Net Income (loss)	$165	$450	$420	$(325)
Net Income (loss) Per Basic Share	$0.01	$0.04	$0.03	$(0.03)
Net Income (loss) Per Diluted Common Share	$0.01	$0.03	$0.03	$(0.03)

2009
Total Revenues	$3,053	$3,602	$2,864	$3,461
Gross Margin	$620	$673	$316	$638
Net Income	$95	$66	$(136)	$537
Net Income Per Basic Share	$0.01	$0.01	$(0.01)	$0.04
Net Income Per Diluted Common Share	$0.01	$0.01	$(0.01)	$0.04

Our results of operations fluctuate from quarter to quarter. The fluctuations are caused by various factors, primarily fluctuations in the timing of customer demand for our products. Quarterly data may not sum to annual data due to rounding.

Gross margins and net income for the fourth fiscal quarter of 2010 were negatively affected by lower revenue and lower manufacturing yields. Management believes the revenue decline in the fourth fiscal quarter of 2010 reflects continuing volatility in the macro economic environment. Manufacturing yields declined in the fourth fiscal quarter of 2010 due primarily to a change in raw materials; this yield issue was resolved in Q1 2011.

Net income for the fourth fiscal quarter of 2009 includes tax benefits of $442 thousand resulting from reductions in the valuation allowance for deferred tax assets due to management`s assessment of the likelihood of the realization of these assets.

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

We believe the underlying demand for metal matrix composites is growing as the electronics and other industries desire higher performance, higher reliability, and reduced costs. We believe that we are well positioned to offer our solutions to current and new customers as these demands grow. In 2010 our top three customers accounted for 68% of revenue and the remaining 32% of revenue was derived from approximately 45 customers. In 2009, our top three customers accounted for 62% of revenue, and the remaining 38% of revenue was derived from approximately 52 other customers.

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

Revenue Recognition

We recognize revenue in accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 104 which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

Our shipping terms are customarily FOB shipping point. Revenues for products sold in the normal course of business are recognized upon shipment when delivery terms are FOB shipping point and all other revenue recognition criteria have been met.

We have entered into consigned inventory agreements with several customers. For product shipped under consigned inventory agreements, we recognize revenue when the customer notifies us that they have picked the product from the consigned inventory. Of the total finished goods inventory of $865,448 at December 25, 2010, $524,576 was located at the Company`s facility in Norton, Massachusetts and $340,872 was located at customers` locations pursuant to consigned inventory agreements. Of the total finished goods inventory of $983,006 at December 26, 2009, $355,868 was located at the Company`s facility in Norton, Massachusetts and $627,138 was located at customers` locations pursuant to consigned inventory agreements.

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

The Cooperative Agreement extends for four years and provides for funding of up to $8.34 million over the four years, but actual funding is provided incrementally on a year-to-year basis, depending on, among other factors, if yearly objectives are met and if Congress authorizes the funds. If the total $8.34 million in funding is provided by the Government, the Company`s cost share will amount to $439,000 over the term of the Agreement. As of December 25, 2010, the Company has been approved for $3.837 million in funding of which $1,484,000, $1,679,000, and $357,000 was invoiced in 2010, 2009 and 2008, respectively.

Accounts Receivable

We perform ongoing monitoring of the status of our receivables based on the payment history and the credit worthiness of our customers, as determined by a review of their current credit information. Management continuously monitors collections and payments from customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been low and within expectations, there is no guarantee that we will continue to experience the same credit loss rates as in the past. A significant change in the liquidity or financial position of one of our major customers could have a material adverse impact on the collectability of accounts receivable and future operating results.

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

Results of Operations

Revenue in 2010 of $21.4 million was a 65% increase from 2009 revenue of $13.0 million. The 65% increase in revenue results from increased customer demand for all product families, offset somewhat by a slight decline in revenues from the Company`s Cooperative Agreement with the Army Research Laboratory for armor development.

In the case of baseplates for motor controllers used for trains, subway cars and wind turbines, increased demand came from three sources: growth in the underlying market itself, increased penetration of AlSiC into specific applications, and market share gains by the Company. Increased demand for baseplates used in hybrid cars resulted from increased sales of the hybrid cars which use the Company`s baseplates, as well as increased pre-production shipments of baseplates for hybrid cars that will begin serial production in 2011.

Sales increased for AlSiC lids and heatspreaders used in switches, routers and high-performance computing. This market segment continues to be quite volatile, driven somewhat by the external economic environment. Sales also increased for the Company`s hermetic metal packages, driven somewhat by increasing market interest in the Company`s hermetic packages incorporating the Company`s AlSiC components.

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

The Cooperative Agreement is a four-year agreement which is 95% funded by the US Department of Defense and 5% funded by CPS. The Department of Defense funding is Manufacturing Technology ("ManTech") funding. The Agreement provides for funding of up to $8.34 million over the four years, but actual funding is provided incrementally on a year-to-year basis, depending on, among other factors, if yearly objectives are met and if Congress authorizes the funds. If the total $8.34 million in funding is provided by the Government, the Company`s cost share will amount to $439 thousand over the term of the Agreement.

In 2010, 2009 and 2008, research and development costs were incurred related to the Cooperative Agreement with the US Army. These costs consist of materials, labor, overhead expenses, general and administrative expenses, and equipment purchases. Total expenditures incurred in 2010, 2009 and 2008 under this Agreement amounted to $1.557 million, $1.775 million and $376 thousand, respectively, of which $1.328 million, $1.541 million and $310 thousand, respectively, is included in cost of research and development under cooperative agreement in the Statement of Income. $1.484 million, $1.679 million and $357 thousand in 2010, 2009 and 2008, respectively, of these costs were funded by the US Army and are classified as research and development cooperative agreement revenues in the Statement of Income.

Operating Costs

Operating costs consist of cost of product sales, cost of research and development under the Cooperative Agreement, and selling, general, and administrative expenses. Total operating costs were $20.3 million, $12.8 million and $13.4 million for the fiscal years 2010, 2009 and 2008, respectively.

Cost of sales for 2010, 2009 and 2008 were $17.4 million, $10.7 million and $10.8 million, respectively. The increase in cost of sales in 2010 compared to 2009 was primarily the result of increases in labor and materials associated with increased shipments. Cost of sales in 2009 compared to 2008 was essentially flat.

Gross margins on product revenue for 2010, 2009 and 2008 were 19.4%, 18.7% and 27.2% respectively. The increased revenue in 2010 resulted in fixed costs being spread over a larger base, positively affecting gross margins; however, lower manufacturing yields in Q4 2010 reduced gross margins, resulting in essentially flat margins year to year. Lower manufacturing yields in Q4 were primarily caused by a change in raw materials and this issue was resolved in Q1 2011. The lower manufacturing yields in Q4 2010 increased raw material costs and labor costs, including overtime.

The decrease in gross margin in 2009 compared to 2008 is a result of lower labor utilization related to reduced demand and fixed costs being spread over a smaller base.

Cost of sales for 2010, 2009 and 2008 for the Cooperative Agreement were $1.328 million, $1.541 million, and $310 thousand, respectively. Cost of sales for the Cooperative Agreement includes a portion of the 5% cost share from CPS for 2010, 2009 and 2008 of $61 thousand, $81 thousand, and a $16 thousand, respectively.

Selling, general and administrative (SG&A) expenses for 2010, 2009 and 2008 were $3.0 million, $2.1 million and $2.6 million, respectively. The increase in SG&A expenses in 2010 is primarily the result of higher commissions paid to sales representatives and increased compensation expense related to stock option grants made in July 2010.

The decrease in SG&A expense in 2009 compared to 2008 is primarily the result of lower commissions paid to sales representatives and lower sales promotion expense.

Other Expense, Net

The Company had net other expense of $32 thousand, $39 thousand and $44 thousand for 2010, 2009 and 2008, respectively. These amounts were primarily interest expense for production equipment on capital leases, offset partially by interest income on cash balances.

Income Taxes

The Company recorded income tax expense of $311 thousand which includes a $222 thousand deferred tax expense consisting of $396 thousand resulting from the use and expiration of certain net operating loss carry forward offset by changes in deferred taxes related to stock compensation and depreciation. The current federal tax expense of $45 thousand relates to alternative minimum tax. The Company incurred $43 thousand of current state tax expense in 2010.

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

Certain provisions of the Internal Revenue Code limit the annual utilization of net operating loss carryforwards if a change in ownership as defined, occurs. The Company believes that it did not have an ownership change as defined through the year ending December 25, 2010; therefore, at December 25, 2010 all net operating loss carryforwards are available to offset future taxable income.

The reduction in the valuation allowance in 2009 to $0 means that if, in future periods, taxable income falls significantly below projections there is a risk of deferred tax assets not being realized and additional tax expense being recorded.

Liquidity and Capital Resources

Cash on hand at year-end 2010 of $1.80 million reflects a 68% increase from cash on hand at year-end 2009 of $1.07 million. The increased cash is a result of higher revenues in 2010 as well as changes in inventory levels. In 2010, the Company generated cash of $1.60 million from operations, used cash of $230 thousand in financing activities and used cash of $640 thousand in purchases of property and equipment.

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

In May 2010, the Company renewed a $1 million revolving line of credit with Sovereign Bank. The line of credit is secured by the accounts receivable and other assets of the Company. The revolving line of credit has a one-year term although management believes it is likely that Sovereign Bank and the Company will renew the line at the end of the term. In 2010 there were no borrowings under this line of credit.

An equipment financing facility with Sovereign Bank allows the Company to finance up to $1 million of eligible equipment. As of year-end 2010 the Company had $571 thousand available remaining on the Sovereign lease line. Equipment financed by the Sovereign Equipment lease qualifies for treatment as a capital lease.

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

Contractual Obligations

Our contractual obligations at year-end 2010 consist of the following:

Payments Due by Period
	Total	Less than one year	1-3 years	4-5 years	More than 5 years
Capital lease obligations, including interest	$ 450,910	$ 269,787	$ 181,123	None	None
Operating lease obligations	$ 825,500	$ 204,000	$ 285,500	$ 298,500	$ 37,500

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

A summary of recent accounting standards is included in Note 2 to the financial statements.

Inflation

Inflation had no material effect on the results of operations or financial condition during 2010, 2009 or 2008. There can be no assurance however, that inflation will not affect our operations or business in the future.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of the Company`s disclosure controls and procedures as such item is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 25, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in the Company`s internal control over financial reporting in the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, the Company`s internal control over financial reporting.

Item 9A Controls and Procedures

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company`s internal control over financial reporting as of December 25, 2010. In making this assessment, management used the criteria set forth in the "Internal Control Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company`s internal control over financial reporting was effective as of December 25, 2010.

This annual report does not include an attestation report of the Company`s registered public accounting firm regarding internal control over financial reporting. Management`s report was not subject to attestation by the Company`s registered public accounting firm pursuant to recent final rules of the Securities and Exchange Commission that permit the Company to provide only management`s report in this annual report.

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

The names of the directors and executive officers of the Company and certain information about them as of December 25, 2010 are listed below.
Name	Age	Position
Grant C. Bennett	56	President, Chief Executive Officer, Treasurer and Director
Francis J. Hughes, Jr.	60	Director
Daniel Snow	39	Director

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

Dr. Daniel C. Snow has served as associate professor at the Marriott School of Management at Brigham Young University since 2009. From 2004 to 2009, he served on the faculty of the Harvard Business School. His research focuses on technological innovation, specifically furthering the understanding of the complex interplay between old and new technologies.  Professor Snow holds an MBA from Brigham Young University`s Marriott School of Management, and a PhD from the University of California, Berkeley. Professor Snow previously worked for Ford Motor Company as a financial analyst.

There are no family relationships between or among any executive officers or directors of the Company.

Board Independence

The Board has determined that Messrs. Hughes and Snow are independent as defined in Rule 4200(a)(15) of the National Association of Securities Dealers` listing standards.

Board Meetings and Attendance.

The Board held six meetings during the fiscal year ended December 25, 2010. Each Board member attended more than 75% of the meetings of the Board and of the committees on which he served which were held during the period for which he was a director or committee member.

Committees

The Board has an Audit Committee and a Compensation Committee, but not a Nominating Committee.

Audit Committee

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Francis J. Hughes, Jr. and Daniel C. Snow. The Audit Committee met four times in fiscal 2010.

The Board of Directors has determined that Francis J. Hughes, Jr. and Daniel C. Snow are both audit committee financial experts as defined by Item 401(h) of Regulations S-K of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Compensation Committee

Each member of the Compensation Committee is independent as defined in Rule 4200(a)(15) of the National Association of Securities Dealers` listing standards. The Compensation Committee makes recommendations concerning salaries and incentive compensation, awards equity compensation to employees and consultants under our equity incentive plans and otherwise determines compensation levels and performs other functions regarding compensation that are delegated by the Board. The members of the Compensation Committee are Daniel C. Snow and Francis J. Hughes, Jr. The Compensation Committee met two times in fiscal 2010.

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

Directors` Compensation

The Company adopted the 2009 Stock Incentive Plan ("2009 Plan") on December 10, 2009. Under the terms of the 2009 Plan, all of the Company`s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock awards, or other stock-based awards. In 2010, Mr. Hughes and Mr. Snow were each granted options to purchase 15,000 shares of the Company`s common stock. The options granted are nonstatutory stock options exercisable at the fair market value of the stock on the date of grant one year from the date of grant, and expire ten years from the date of grant. The 2009 Plan includes provisions for the acceleration of vesting in the event of a change in control of the Company. The Company measures the fair value of the stock awards on the date of grant and the cost is recognized over the requisite service period.

In addition to stock options, beginning with Q3, 2010, directors receive cash payments of $1,000 per meeting attended, as well as $2,500 for each fiscal quarter in which the Company meets certain financial performance criteria. The Company met these criteria in Q3 2010, but did not meet these criteria in Q4 2010.

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

NAMED EXECUTIVE OFFICER SUMMARY COMPENSATION TABLE
Name & Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incen-tive Plan Com-pen-sation ($)	Change in Pension Value and Non qualified Deferred Com-pensation Earnings ($)	All Other Com-pen-sation ($)	Total ($)

Grant	2010	$168,845	$ 203	$0	$0	$0	$0	$0	$169,048
Bennett	2009	$120,679	$15,038	$0	$0	$0	$0	$0	$135,717
CEO, CFO	2008	$136,298	$20,051	$0	$0	$0	$0	$0	$156,349

Richard	2010	$149,448	$ 203	$0	$18,385	$0	$0	$0	$168,036
Adams	2009	$121,059	$ 7,538	$0	$0	$0	$0	$0	$128,597
CTO & Senior VP	2008	$134,789	$10,051	$0	$0	$0	$0	$0	$144,840

Mark	2010	$122,557	$ 203	$0	$24,804	$0	$0	$0	$147,564
Occhionero	2009	$ 99,859	$5,250	$0	$0	$0	$0	$0	$105,109
VP Marketing	2008	$104,677	$5,054	$0	$0	$0	$0	$0	$109,731

Cheryl	2010	$109,981	$ 217	$0	$1,519	$0	$0	$0	$111,717
Oliveira	2009	$88,892	$5,250	$0	$0	$0	$0	$0	$ 94,142
VP Sales	2008	$95,885	$5,054	$0	$0	$0	$0	$0	$100,939

The dollar amounts listed in "Option Awards ($)" above represent the dollar amount recognized on the Company`s 2010 Financial Statements as compensation expense resulting from options held by the Named Executive Officer. This dollar amount is determined pursuant to
FASB ASC718. See "Stock Option Grants and Exercises" below for additional information relating to the options held by these Named Executive Officers.

Change-of-Control Agreements

None of the Named Executive Officers described in the Summary Compensation Table above have entered into a change-of-control agreement with the Company. All options granted to all employees, including the officers listed above, are subject to accelerated vesting in the event of a change of control as described in the option plans.

Stock Option Grants And Exercises

In fiscal 2010 a total of 724,105 stock options were granted to employees under the Company`s 2009 Stock Incentive Plan of which a total of 368,105 stock options were granted to Named Executive Officers.

As described above, in fiscal 2010 a total of 30,000 stock options were granted to directors as directors` compensation and 8,000 stock options were granted to a consultant to the Company as compensation for services rendered.

In fiscal 2010 a total of 3,000 stock options were exercised by Dr. Mark Occhionero, VP Marketing, a Named Executive Officer; no stock options were exercised by the other Named Executive Officers.

AGGREGATED OPTION EXERCISES IN FISCAL 2010
AND FISCAL 2010 YEAR END OPTION VALUES FOR
NAMED EXECUTIVE OFFICERS
			Number of Securities Underlying Unexercised Options at December 25, 2010				Value of Unexercised In-the-Money Options at December 25, 2010
Name	Shares Acquired On Exercise (#)	Value Realized ($)	Exer-cisable	Exer-cise Price	Expir-ation Date	Un- exer-cisable	Exer-cisable	Un- exer-cisable

Grant Bennett	0	$0	0	--	--	0	$0	$0
Richard Adams	0	$0	242,750	$0.30 to $0.65	October 9, 2011 through Oct 12, 2014	151,250	$312,150	$231,413
Mark Occhionero	3,000	$4,020	120,500	$0.30 to $0.65	October 9, 2011 through Oct 12, 2014	204,355	$148,180	$312,665
Cheryl Oliveira	0	$0	50,000	$1.37	August 8, 2015	12,000	$14,000	$18,360

The value of unexercised in-the-money options is based on the fair market value of our common stock as of December 25, 2010 of $1.65 per share, minus the exercise price, multiplied by the number of shares underlying the option.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of December 25, 2010, with respect to the beneficial ownership of the Company`s Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each Director of the Company, (iii) each Executive Officer of the Company named above in the Summary Compensation Table, and (iv) all Directors and Officers as a group:
Name and Address of Beneficial Owner	Common Stock Beneficially Owned	Notes (1)	Percentage of Shares of Common Stock Outstanding
ARD Master, L.P. 85 Devonshire Street 6th Floor Boston, MA 02109	2,184,789	(2)	17.2%
Norman J. Wechsler P.O. Box 5123 Mt. Crested Butte, CO 81225	1,484,049	(3)	11.7%
DIRECTORS AND OFFICERS:
Grant C. Bennett Director & Officer	1,564,554		12.3%
Richard W. Adams Chief Technical Officer and Senior Vice President of Engineering	429,000	(4)	3.4%
Mark A. Occhionero Vice President Marketing and Senior Scientist	338,255	(5)	2.7%
Cheryl Oliveira Vice President Sales	62,500	(6)	*
Daniel C. Snow Director	39,000	(7)	*
Francis J. Hughes, Jr. Director	2,287,789	(8)	18%
	--------------		---------
All directors and officers as a group (6 persons)	4,791,098	(9)	37.2%
	========		=====

*Less than 1% of the total number of outstanding shares of Common Stock.

1. The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, each stockholder referred to above has sole voting and investment power with respect to the shares listed.
2. Consists of 2,184,789 shares owned by ARD Master L.P., Excludes 8,000 shares and options to purchase 95,000 shares of common stock held by Mr. Hughes.
3. Consists of 1,484,049 shares owned by CYB Master LLC. Mr. Wechsler may be deemed to be the beneficial owner of these shares by virtue of being the sole person in a position to direct the voting and investment decisions of CYB Master LLC.
4. Consists of 35,000 shares owned by Mr. Adams and options to purchase 394,000 shares of common stock.
5. Consists of 13,400 shares owned by Dr. Occhionero and options to purchase 324,855 shares of common stock.
6. Consists of options to purchase 62,000 shares of common stock.
7. Consists of options to purchase 39,000 shares of common stock
8. Consists of shares described in Footnote 2 above owned by ARD Master, L.P., plus 8,000 shares of common stock and options to purchase 95,000 shares of common stock held by Mr. Hughes.
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

To our knowledge, based solely on a review of the copies of the reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 25, 2010, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent stockholders were complied with and no reports or transactions were filed late.

COMPENSATION COMMITTEE REPORT

General

Compensation of our senior executives is determined by the Compensation Committee of the Board ("Committee"). The Committee, comprised entirely of independent directors as defined in Rule 4200(a)(15) of the National Association of Securities Dealers` listing standards, meets to set annual salaries in advance and bonuses for the current year, to review annual goals and to reward outstanding annual performance of executive officers and to grant stock options pursuant to our stock plans. The Committee has considered executive officers` compensation matters at several meetings in 2010. During those meetings, the Committee consulted with senior management, reviewed and approved corporate goals and objectives relevant to compensation matters, evaluated the performance of certain executives and considered, among other factors, third party studies of executive compensation for comparable companies, and the Company`s performance and relative stockholder return. The results of some of the actions taken from those meetings are included under the heading "Executive Officer Compensation" in Form 10-K.

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

Bonus

We believe that executive performance may be maximized through a system of incentive awards. Toward this end, the Committee adopted several years ago a discretionary cash incentive plan and has paid bonuses some years and not paid bonuses some years. For all cash incentive arrangements, the award earned depends primarily on the extent to which our performance objectives are achieved. Each fiscal year the Committee will review and approve our annual performance objectives and our executive officers` performance. Our objectives consist of operating, strategic and financial goals that are considered to be critical to our overall goal: building stockholder value. For the fiscal year ended December 25, 2010, the Committee had determined that the primary goal in building stockholder value was meeting sales growth and profit targets.

Long-Term Incentives

Our long-term incentive program presently consists of our 2009 Stock Incentive Plan.

Chief Executive Officer Compensation

Mr. Bennett`s salary and bonus are evaluated at least annually by the Committee, and any changes are determined in accordance with the criteria described under the headings "Base Salary," "Bonus," and "Long-Term Incentives" in this report, and otherwise reflect the Committee`s assessment of (1) his performance, (2) his skills in relation to other CEO`s in our industry, (3) its confidence in his ability to lead our continued development, and (4) his broad involvement in our operations.

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

From the members of the Compensation Committee:
Daniel C. Snow (Chairman)
Francis J. Hughes, Jr.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accounting Fees and Services.

Fees paid to the Company`s independent accountants in the last two fiscal years are:

	Wolf & Company PC
	2010	2009
Audit fees	$ 97,102	$ 84,788
	=======	=======

Audit Fees consist of aggregate fees for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal years ended December 25, 2010 and December 26, 2009, respectively.

At present, our Audit Committee approves each engagement for audit or non-audit services before we engage Wolf & Company, P.C.(Wolf & Company), or any other accounting firm, to provide those services. Our audit committee has not established any pre-approval policies or procedures that would allow our management to engage Wolf & Company to provide any specified services with only an obligation to notify the Audit Committee of the engagement for those services. None of the services provided by Wolf & Company for fiscal 2010 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

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

The Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 25, 2010 with management. Furthermore, the Audit Committee has discussed with Wolf & Company, P.C., our independent auditors for the fiscal year ended December 25, 2010, the matters required to be discussed by Statement on Auditing Standards No. 61. The Audit Committee has received the written disclosures from Wolf & Company, P.C., required by Independence Standards Board Standard No. 1 and has discussed with Wolf & Company, P.C., such auditing firm`s independence.

Based on these reviews and discussions, the Audit Committee recommended to the Board that the audited financial statements be included in this, our Annual Report on Form 10-K for the fiscal year ended December 25, 2010.

The Audit Committee has also recommended to the Board the selection of Wolf & Company, P.C., as the Company`s independent auditors for the fiscal year ending December 31, 2011, and the Board has approved that recommendation.

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
CPS TECHNOLOGIES CORPORATION
By:	/s/ Grant C. Bennett President March 24, 2011

Pursuant to the Requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Grant C. Bennett	President, Treasurer and Director (Principal Executive Officer)	March 24, 2011
Grant C. Bennett

/s/ Francis J. Hughes, Jr.	Director	March 24, 2011
Francis J. Hughes

/s/ Daniel C. Snow	Director	March 24, 2011
Daniel C. Snow

CPS TECHNOLOGIES CORPORATION
EXHIBIT INDEX
Exhibit No.	Description
3.1*	Restated Certificate of Incorporation of the Company, as amended, is incorporated herein by reference to Exhibit 3 to the Company`s Registration Statement on Form 8-A (File No. 0-16088)
3.2*	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3.2 to the Company`s Registration Statement on Form S-1 (File No. 33-14616)(the `1987 S-1Registration Statement`)
4.1*	Specimen certificate for shares of Common Stock of the Company is incorporated herein by reference to Exhibit 4 to the 1987 S-1 Registration Statement
4.2*	Description of Capital Stock contained in the Restated Certificate of Incorporation of the Company, as amended, filed as Exhibit 3.1
10.5*(1)	Retirement Savings Plan, effective September 1, 1987 is incorporated by reference to Exhibit 10.35 to the Company`s 1989 S-1 Registration Statement
10.21*	1999 Stock Incentive Plan adopted by the Company`s Board of Directors on January 22, 1999
10.22*	The Company adopted the 2009 Stock Incentive Plan ("2009 Plan") on December 10, 2009.
23.1	Consent of Wolf & Company, P.C.
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated herein by reference.

(1) Management Contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

INDEX TO FINANCIAL STATEMENTS
OF
CPS TECHNOLOGIES CORPORATION
Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 25, 2010 and December 26, 2009
Statements of Income for the years ended December 25, 2010, December 26, 2009 and December 27, 2008
Statements of Stockholders` Equity for the years ended December 25, 2010, December 26, 2009 and December 27, 2008
Statements of Cash Flows for the years ended December 25, 2010, December 26, 2009 and December 27, 2008
Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CPS Technologies Corporation
Norton, Massachusetts

We have audited the accompanying balance sheets of CPS Technologies Corporation as of December 25, 2010 and December 26, 2009 and the related statements of income, stockholders` equity and cash flows for each of the years in the three-year period ended December 25, 2010. These financial statements are the responsibility of the Corporation`s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CPS Technologies Corporation as of December 25, 2010 and December 26, 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 25, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.
Boston, Massachusetts
March 24, 2011

CPS TECHNOLOGIES CORPORATION
BALANCE SHEETS
	December 25,	December 26,
	2010	2009
ASSETS	-------------	-------------

Current assets:
Cash and cash equivalents	$ 1,803,222	$ 1,073,600
Accounts receivable-trade,
net of allowance for doubtful accounts
of $5,000	3,922,962	2,587,135
Inventories	1,523,758	2,072,210
Prepaid expenses	76,579	66,761
Deferred taxes	354,774	634,696
	-------------	-------------
Total current assets	7,681,295	6,434,402
	-------------	-------------
Property and equipment:
Production equipment	7,139,840	6,552,236
Furniture and office equipment	325,880	267,111
	-------------	-------------
Total cost	7,465,720	6,819,347
Accumulated depreciation
and amortization	(5,402,781)	(4,778,054)
Construction in progress	121,362	66,541
	-------------	-------------
Net property and equipment	2,184,301	2,107,834
	-------------	-------------
Deferred taxes, non-current portion	745,505	688,000
	-------------	-------------
Total assets	$10,611,101	$9,230,236
	========	========

(continued)

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
BALANCE SHEETS
	December 25,	December 26,
LIABILITIES AND STOCKHOLDERS`	2010	2009
EQUITY	-------------	-------------

Current liabilities:
Accounts payable	$ 812,564	$ 500,376
Accrued expenses	884,259	644,258
Obligations under capital leases,
current portion	253,167	269,422
	-------------	-------------
Total current liabilities	1,949,990	1,414,056

Obligations under capital
leases, non-current	175,561	262,759
	-------------	-------------
Total liabilities	2,125,551	1,676,815
	-------------	-------------
Commitments (note 4)
Stockholders` Equity
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 12,698,842 and 12,647,842;
outstanding 12,675,959 and 12,624,959 shares;
at December 25, 2010 and December 26, 2009,
respectively	126,989	126,479
Additional paid-in capital	33,136,420	32,914,990
Accumulated deficit	(24,717,024)	(25,427,213)
Less cost of 22,883 common shares repurchased	(60,835)	(60,835)
	-------------	-------------
Total stockholders` equity	8,485,550	7,553,421
	-------------	-------------
Total liabilities and stockholders`
equity	$ 10,611,101	$ 9,230,236
	========	========

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 25, 2010, DECEMBER 26, 2009,
AND DECEMBER 27, 2008
	2010	2009	2008
	------------	------------	------------
Revenues:
Product sales	$ 19,913,420	$ 11,300,765	$ 14,455,874
Research and development under
cooperative agreement	1,483,898	1,679,391	357,213
	------------	------------	------------
Total revenues	21,397,318	12,980,156	14,813,087

Cost of product sales	16,053,051	9,191,388	10,517,846
Cost of research and development
under cooperative agreement	1,328,315	1,541,355	310,451
	------------	------------	------------
Gross Margin	4,015,952	2,247,413	3,984,790

Selling, general, and
administrative	2,962,366	2,098,315	2,600,411
	------------	------------	------------
Income from operations	1,053,586	149,098	1,384,379

Other expense, net	(32,424)	(38,906)	(44,464)
	------------	------------	------------
Income before income tax	1,021,162	110,192	1,339,915
Income tax provision (benefit)	310,973	(452,223)	(134,421)
	------------	------------	------------
Net income	$710,189	$ 562,415	$ 1,474,336
	=======	========	=======

Net income per
basic common share	$ 0.06	$ 0.04	$ 0.12

Weighted average number of
basic common shares
outstanding	12,642,517	12,624,959	12,612,990
Net income per
diluted common share	$ 0.06	$ 0.04	$ 0.11
Weighted average number of
diluted common shares
outstanding	12,881,542	12,930,575	13,242,707

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF STOCKHOLDERS` EQUITY
FOR THE YEARS ENDED DECEMBER 25, 2010, DECEMBER 26, 2009,
AND DECEMBER 27, 2008
	Common stock
	----------------------		Additional			Stock-
	Number of	Par	Paid-in	Accumulated	Stock	holders`
	shares issued	Value	capital	deficit	repurchased	equity
	----------	-----	----------	----------	------	--------
Balance at
December 29, 2007	12,574,842	$ 125,749	$ 32,805,064	$ (27,463,964)	$ (60,835)	$ 5,406,014

Share-based
compensation expense	--	--	19,877	--	--	19,877

Tax benefit from
share-based
compensation	--	--	6,819	--	--	6,819

Issuance of common
stock pursuant to
exercise of stock
options	73,000	730	72,910	--	--	73,640

Net Income	--	--	--	1,474,336	--	1,474,336
	----------	-------	----------	----------	------	--------
Balance at
December 27, 2008	12,647,842	$ 126,479	$ 32,904,670	$(25,989,628)	$ (60,835)	$6,980,686

Share-based
compensation expense	--	--	10,320	--	--	10,320

Net Income	--	--	--	562,415	--	562,415
	----------	-------	----------	----------	------	--------
Balance at
December 26, 2009	12,647,842	$ 126,479	$ 32,914,990	$(25,427,213)	$ (60,835)	$ 7,553,421

Share-based
compensation expense	--	--	163,431	--	--	163,431

Tax benefit from
share-based
compensation	--	--	23,149	--	--	23,149

Issuance of common
stock pursuant to
exercise of stock
options	51,000	510	34,850	--	--	35,360

Net Income	--	--	--	710,189	--	710,189
	----------	-------	----------	----------	------	--------
Balance at
December 25, 2010	12,698,842	$ 126,989	$ 33,136,420	$(24,717,024)	$ (60,835)	$ 8,485,550
	=========	========	==========	==========	========	=========

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 25, 2010, DECEMBER 26, 2009,
AND DECEMBER 27, 2008
	2010	2009	2008
	---------	---------	---------
Cash flows from operating activities:
Net income	$ 710,189	$ 562,415	$ 1,474,336
Adjustments to reconcile net income
to cash provided by operating
activities:
Share-based compensation	163,431	10,320	19,877
Depreciation and amortization	748,859	724,308	599,206
Loss on sale of property and equipment	--	535	--
Deferred taxes	222,417	(479,541)	(299,155)
Excess tax benefit from stock options
exercised	(23,149)	--	(6,819)
Provision for bad debt	17,205	24,781	--
Changes in operating assets and liabilities:
Accounts receivable - trade	(1,353,032)	(472,228)	249,984
Inventories	548,452	(382,510)	(273,436)
Prepaid expenses	(9,818)	(807)	(43,380)
Accounts payable	312,188	211,442	(219,195)
Accrued expenses	263,150	(36,449)	199,479
	---------	---------	---------
Net cash provided by operating	$1,599,892	$162,266	$ 1,700,897
activities
	---------	---------	---------
Cash flows from investing activities:
Purchases of property and equipment	(640,056)	(293,521)	(741,677)
Proceeds from sale of property and equipment	--	100	--
	---------	---------	---------
Net cash used in
investing activities	$ (640,056)	$ (293,421)	$ (741,677)
	-------------	-------------	-------------
Cash flows from financing activities:
Payment of capital lease obligations	(288,723)	(348,447)	(353,319)
Excess tax benefit from stock options exercised	23,149	--	6,819
Proceeds from issuance of common
stock	35,360	--	73,640
Proceeds from capital lease financing	--	394,783	--
	-------------	-------------	-------------
Net cash provided (used) by financing activities	$ (230,214)	$ 46,336	$ (272,860)
	-------------	-------------	-------------
Net increase (decrease) in cash and cash equivalents	729,622	(84,819)	686,360

Cash and cash equivalents at beginning of year	1,073,600	1,158,419	472,059
	---------	---------	---------
Cash and cash equivalents at end of year	$ 1,803,222	$ 1,073,600	$ 1,158,419
	=======	=======	=======
Supplemental cash flow information:
Acquisition of production equipment under capital leases	$ 185,270	$ 69,163	$ 165,130
Prepaid expenses transferred to equipment	$ --	$ --	$ 32,217
Income taxes paid	$ --	$ 181,495	$ 79,459
Interest paid	$ 32,427	$ 38,409	$ 44,960

See accompanying notes to financial statements.

CPS Technologies Corporation
Years Ended December 25, 2010, December 26, 2009, and December 27, 2008
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

(2)(a) Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

(2)(b) Accounts Receivable

The Company reports its accounts receivable at the invoiced amount less an allowance for doubtful accounts. The Company`s management provides appropriate provisions for uncollectible accounts based upon factors surrounding the credit risk and activity of specific customers, historical trends, economic conditions and other information. Adjustments to the allowance are charged to operations in the period in which information becomes available that may affect the allowance.

(2)(c) Inventories

Inventories are stated at the lower of cost, as determined under the first-in, first-out method (FIFO), or market. A reserve for obsolete inventories, if any, is based on factors regarding the sales and usage of such inventories, including inventories manufactured for specific customers.

(2)(d) Property and Equipment

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

(2)(e) Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. Recoverability is assessed based on estimated undiscounted future cash flows. As of December 25, 2010 and December 26, 2009, the Company believes that there has been no impairment of its long-lived assets.

(2)(f) Revenue Recognition

The Company recognizes revenue in accordance with the provision of the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 104 which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

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

While this Cooperative Agreement extends for four years, funding is provided incrementally on a year-to-year basis if contract terms are met and Congress has authorized the funds. As of December 25, 2010, the Company has recognized $3.521 million of revenue on the Cooperative Agreement. The total maximum funding to be received over the four year term is $8.34M. The Company`s cost share amounts to $439,000 over the term of the Cooperative Agreement. Should funding be tentatively delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development. Funding for the Cooperative Agreement amounting to $1.048M and $1.490M for year one and two, respectively has been authorized of which 100% was billed as of December 25, 2010. Funding for the Cooperative Agreement amounting to $1.298M of year three funding has been authorized of which $982 thousand was billed in 2010; funding for year four has been authorized of $1.909M

(2)(g) Research and Development Costs

In 2010, research and development costs were incurred related to the Cooperative Agreement with the US Army. These costs consist of labor, including applicable overhead expenses, materials and other costs associated with our Cooperative Agreement. Total expenditures incurred in 2010 under this Cooperative Agreement amounted to $1.557 million of which $1.328 million is included in cost of research and development under cooperative agreement in the Statement of Income. $1.484 million of these costs were funded by the US Army in 2010 and is classified as research and development cooperative agreement revenues in the Statement of Income. The $65 thousand funded by CPS consists of $61 thousand of direct and indirect costs in connection with the contract included in costs of research and development under cooperative agreements and the Company`s allocated portion of general and administrative expenses allowed under the contract included in selling, general and administrative expenses of $4 thousand. An additional $8 thousand is included in total expenditures in 2010 and was unbilled to the US Army as of December 25, 2010.

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

Unfunded research and development costs, if any, are charged to expense as incurred and were $0 in 2010, 2009 and 2008.

(2)(h) Income Taxes

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

The Company`s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 25, 2010 and December 26, 2009, the Company has no accruals for interest or penalties related to income tax matters. The Company does not have any uncertain tax positions at December 25, 2010 or December 26, 2009 which required accrual or disclosure.

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

(2)(i) Net Income Per Common Share

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

(2)(k) Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board ("FASB") issued two related accounting pronouncements, Accounting Standards Update ("ASU") 2009-13 and ASU 2009-14, relating to revenue recognition. One pronouncement provides guidance on allocating the consideration in a multiple-deliverable revenue arrangement and requires additional disclosure, while the other pronouncement provides guidance specific to revenue arrangements that include software elements. Both of these pronouncements are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and both must be adopted together. The Company does not expect the adoption of these pronouncements to have a material impact on the financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements. This Update requires new disclosures and clarifies existing disclosures regarding recurring and nonrecurring fair value measurements to provide increased transparency to users of the financial statements. The new disclosures and clarification of existing disclosures are effective for interim and annual periods beginning after December 15, 2009, except for the disclosures pertaining to the roll forward of activity for Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this Update did not have a material impact on the financial statements.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition  Milestone Method (ASU 2010-17). ASU 2010-17 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, the Company has elected to implement ASU 2010-17 prospectively, and as a result, the effect of this guidance will be limited to future transactions. The Company does not expect the adoption of this pronouncement to have a material impact on the financial statements.

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

(2)(m) Fiscal Year-End

The Company`s fiscal year end is the last Saturday in December which could result in a 52 or 53 week year. Fiscal years 2010, 2009 and 2008 each consisted of 52 weeks.

(2)(n) Share-Based Payments

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). The Company provides an estimate of forfeitures at initial grant date, and this estimated forfeiture rate is adjusted periodically based on actual forfeiture experience. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted.

(2)(o) Segment Reporting

To date, the Company views its operations and manages its business as one segment. The Company produces and sells advanced material solutions, primarily metal matrix composites, to assemblers of high density electronics and other specialty components and subassemblies. The Company also assembles housings and packages for hybrid circuits, selling to the same customers mentioned above. These customers represent a single market or segment with similar stringent and well-defined requirements. The Company`s customers, in turn, sell the components and subassemblies which incorporate the products into many different end markets, however, these end markets are two to three levels removed from the Company. The Company makes operating decisions and assesses financial performance only for the Company as a whole and does not make operating decisions or assess financial performance by the end markets which ultimately use the products.

The Cooperative Agreement the Company entered into with the Army Research Laboratory in 2008 uses the same equipment and personnel as does the Company`s electronics business described above, and at this stage does not represent a separate business segment.

(2)(p) Reclassifications

Certain amounts in 2009 and 2008 have been reclassified to conform with the 2010 financial statement presentation.

(3) Inventories

As of December 25, 2010 and December 26, 2009 inventories consisted of the following:
	2010	2009
Raw materials	$ 360,306	$ 418,002
Work in process	298,004	671,202
Finished goods	865,448	983,006
	----------------	----------------
Total	$ 1,523,758	$ 2,072,210
	=========	=========

(4) Leases and Commitments

The Company has a $1 million equipment finance facility with Sovereign Bank which expires in May 2011. At December 25, 2010, the Company had production equipment with a cost of $2,311,161 and accumulated amortization of $1,621,114 under capital leases. At December 26, 2009, the Company had production equipment with a cost of $2,125,891 and accumulated amortization of $1,305,114 under capital leases. All capital leases are three year leases with a one dollar buyout. At December 25, 2010, the Company had $571,272 of availability remaining against the equipment finance facility.

Future payments required under capital lease obligations are as follows at December 25, 2010:

2011	$ 269,787
2012	136,848
2013	44,275
-------------
Total future minimum lease payments	450,910

Less amount representing interest	22,182
at rates ranging between 4.8% and 7.2%	-------------

Present value of net future lease payments	428,728

Less current portion	253,167
-------------
Long-term obligation under capital leases	$ 175,561
=======

Interest expense was approximately $32 thousand, $38 thousand, and $45 thousand for 2010, 2009, and 2008, respectively.

The Company entered into a 10-year lease for the Norton facilities effective on March 1, 2006. Rental expense for operating leases is recognized on a straight-line basis over the term of the lease and was $129 thousand in each of the years 2010, 2009 and 2008.

In February 2011, the Company entered into a lease for an additional 13,800 square feet in Attleboro, MA. The lease is for one year and requires monthly payments of $6,900. The Company has the option to extend the lease for 5 one year periods.

Future minimum rental payments over the terms of the lease agreements are approximately as follows:

Fiscal year:
2011	$ 204,000
2012	145,500
2013	140,000
2014	148,500
2015	150,000
Thereafter	37,500
-------------
$ 825,500
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

Under the 2009 Plan a total of 1,500,000 shares of common stock are available for issuance, of which 689,895 shares remain available for grant as of December 25, 2010.

As of December 25, 2010, the 2009 Plan is the only stock option plan from which awards can be made as all other option plans have expired. The 1999 Stock Option plan expired on January 22, 2009 and no additional options can be granted from the plan. As of December 25, 2010 there are 725,500 options outstanding under the 1999 Plan.

A summary of stock option activity for all the above plans as of December 25, 2010 and changes during the year then ended is presented below:
		Weighted	Weighted
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at
beginning of year	913,750	$ 0.66
Granted	762,105	$ 1.53
Exercised	(51,000)	$ 0.69
Forfeited/expired	(89,250)	$ 1.10
	-------------
Outstanding at
end of year	1,535,605	$ 1.07	6.36	$ 900,500
	=======			=======
Options exercisable
at year-end	773,500	$ 0.62	3.23	$ 809,048
	=======			=======

The total intrinsic value of options exercised during fiscal years 2010 and 2008 was $58,190 and $73,180, respectively. As of December 25, 2010, there was $838,683 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a weighted average period of 4.5 years.

Cash received from option exercises under all share-based payment arrangements was $35,360 and $73,640, for the years ended December 25, 2010 and December 27, 2008, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents the annualized weighted average values of the significant assumptions used to estimate the fair values of the options:
	2010	2009	2008
Risk-free interest rate	2.45%	3.05%	3.58%
Expected life in years	7	7	7
Expected volatility	84%	126%	103%
Expected dividend yield	0	0	0
Weighted average fair value of grants	$ 1.15	$ 1.19	$ 1.44

All options are granted with an exercise price equal to the fair market value of the underlying common stock on the date of grant.

The Company recognized $163,431, $10,320, and $19,877 as compensation expense related to stock options granted in 2010, 2009, and 2008, respectively. A tax benefit of $23,149 and $6,819 was recognized as additional paid in capital in the years ended December 25, 2010 and December 27, 2008, respectively, resulting from the excess tax benefit of share-based awards over the cumulative compensation expense recognized for financial reporting.

(6) Accrued Expenses

Accrued expenses at December 25, 2010 and December 26, 2009 consist of the following:
	2010	2009
Accrued legal and
accounting	$ 51,200	$ 69,124
Accrued payroll	578,021	441,648
Accrued other	215,038	129,784
Accrued income tax payable	40,000	3,702
	-------------	-------------
	$ 884,259	$ 644,258
	=========	=========

(7) Revolving Line of Credit

In May 2010, the Company renewed a $1 million revolving line of credit with Sovereign Bank. The line of credit is secured by the accounts receivable and other assets of the Company, has an interest rate of prime plus one percent (1%) and a one-year term. Management believes it is likely that Sovereign Bank and the Company will renew the line at the end of the term in May 2011. Under the terms of the agreement, the Company is required to maintain its operating accounts with Sovereign Bank. The line of credit and the equipment finance facility are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the line of credit that require the Company to maintain a targeted rolling four quarter debt service coverage ratio as well as targeted debt to equity and current ratios. At December 25, 2010, the Company was in compliance with these covenants. In 2010, there were no borrowings under this line of credit.

(8) Income Taxes

Components of income tax expense (benefit) for each year are as follows:
	2010	2009	2008
Current
United States:
Federal	$45,292	$5,766	$ 27,350
State	43,264	21,552	137,384
	-----------------	----------------	----------------
Current income tax provision:	88,556	27,318	164,734
	-----------------	----------------	----------------
Deferred:
United States:
Federal	247,563	(432,193)	(228,470)
State	(25,146)	(47,348)	(70,685)
	-----------------	----------------	----------------
Deferred income tax provision (benefit), net	222,417	(479,541)	(299,155)
	-----------------	----------------	----------------
Total	$ 310,973	$ (452,223)	$ (134,421)
	=========	=========	=========

Deferred tax assets (liabilities) as of December 25, 2010 and December 26, 2009 are as follows:
	December 25, 2010	December 26, 2009
Deferred Tax Assets:
Net operating loss
carryforwards	$ 588,000	$ 984,000
Stock compensation	87,000	--
Credit carryforwards	105,000	67,000
Inventory	168,000	200,000
Accrued liabilities	50,000	38,000
Depreciation	101,000	32,000
Other	1,279	1,696
	-----------------	-----------------
Gross deferred tax assets	1,100,279	1,322,696
Valuation allowance	--	--
	-----------------	-----------------
Net deferred tax assets	$ 1,100,279	$1,322,696
	=========	=========

At December 25, 2010 and December 26, 2009, the Company had net operating loss carryforwards of approximately $1,731,000 and $2,894,000 respectively available to offset future income for U.S. Federal income tax purposes. These operating loss carryforwards expire in various amounts from 2011 through 2022 as follows:
2011	$397,000
2020	79,000
2021	364,000
2022	891,000
---------------
$ 1,731,000
=========

During 2010, the Company used approximately $1,142,000 of net operating loss carryforwards and $21,000 expired unused. During 2009, the Company used approximately $259,000 of net operating loss carryforwards and $1,796,000 expired unused. The Company reduced the valuation reserve for deferred tax assets by $1,174,000 and $880,000 in the fourth quarter of 2009 and 2008, respectively, as a result of the use and expiration of federal net operating loss carryforwards and the assessment of Company taxable income.

A valuation allowance is required to be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining deferred tax assets.

A summary of the change in the deferred tax asset is as follows:
	2010	2009	2008

Balance at beginning of year	$ 1,322,696	$ 843,155	$ 544,000

Deferred tax (expense) benefit	(222,417)	479,541	299,155
	-------------	-------------	--------------
Balance at end of year	$ 1,100,279	$ 1,322,696	$ 843,155
	========	========	========

Income tax (benefit) expense is different from the amounts computed by applying the U.S. federal statutory income tax rate of 34 percent to pretax income as a result of the following:
	2010	2009	2008

Tax at statutory rate	$ 347,000	$ 37,500	$ 455,600
State tax, net
of federal benefit	46,000	17,000	44,000

Net operating
loss and credit carryforwards	(8,000)	664,677	245,979

Reduction in the valuation
allowance	--	(1,174,000)	(880,000)

Other	(74,027)	2,600	--
	------------	------------	------------
Total	$ 310,973	$ (452,223)	$ (134,421)
	=======	=======	=======

Other in the table above includes adjustments to amounts in prior year`s tax returns and other permanent differences. Certain provisions of the Internal Revenue Code limit the annual utilization of net operating loss carryforwards if a change in ownership occurs, as defined. The Company believes that it did not have an ownership change through the period ended December 25, 2010. Therefore, as of year-end 2010 all net operating loss carryforwards should be available to offset future taxable income. The Company`s income tax filings are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations for the years 2007 through 2009.

(9) Retirement Savings Plan

The Company sponsors a Retirement Savings Plan (the `Plan`) under the provisions of Section 401 of the Internal Revenue Code. Employees, as defined in the Plan, are eligible to participate in the Plan after 30 days of employment. Under the terms of the Plan, the Company may match employee contributions under such method as described in the Plan and as determined each year by the Board of Directors. No employer matching contributions have been made to the Plan from inception through December 25, 2010.

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

Revenues from significant customers as a percentage of total revenues in 2010, 2009 and 2008 were as follows:
	Percent of Total Revenues
Significant Customer	2010	2009	2008
A	34%	25%	35%
B	27%	24%	28%
C	7%	13%	8%

As of December 25, 2010, the Company had trade accounts receivable due from these three customers that accounted for 74% of total trade accounts receivable as of that date. Management believes that any credit risks have been properly provided for in the accompanying financial statements.

The Company`s revenue was derived from the following countries in 2010, 2009 and 2008:
	Percent of Total Revenues
Country	2010	2009	2008
United States of America	50%	57%	66%
Germany	43%	33%	28%
Canada	0%	0%	1%
Other	7%	10%	5%

Many of the Company`s customers based in the United States conduct design, purchasing and payable functions in the United States, but manufacture overseas. Revenue generated from shipments made to customers` locations outside the United States accounted for 78%, 69% and 79% of total revenue in 2010, 2009 and 2008, respectively.

All of the Company`s long-lived assets and operations are located in the United States.

(11) Net Income Per Share

The following reconciles the basic and diluted net income per share calculations.
	For the years ended
	Dec. 25,	Dec. 26,	Dec. 27,
	2010	2009	2008
Basic Computation:
Numerator:
Net income	$ 710,189	$ 562,415	$ 1,474,336

Denominator:
Weighted average
common shares
outstanding	12,642,517	12,624,959	12,612,990

Basic net income per share	$ 0.06	$ 0.04	$ 0.12

Diluted Computation:
Numerator:
Net income	$ 710,189	$ 562,415	$1,474,336

Denominator:
Weighted average
common shares
outstanding	12,642,517	12,624,959	12,612,990
Stock options	239,026	305,616	629,717
	------------	------------	------------

Total shares	12,881,542	12,930,575	13,242,707
	==========	=======	=======
Diluted net income per share	$ 0.06	$ 0.04	$ 0.11

(12) Allowance for Doubtful Accounts

Activity in the allowance for doubtful account was as follows for fiscal years 2010, 2009, and 2008:

	2010	2009	2008

Beginning balance	$ 5,000	$ 5,461	$ 5,461

Provision for bad debt	17,205	24,781	--

Charge-offs	(17,205)	(25,242)	--
	-------------	-------------	-------------
Ending balance	$ 5,000	$ 5,000	$ 5,461
	=======	=======	=======