Form 10-Q
period 2011-04-02
CPS TECHNOLOGIES CORP/DE/
filed 2011-05-13
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended April 2, 2011
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
[ ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer`s classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of May 6, 2011: 12,739,709

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
	April 2,	December 25,
	2011	2010
ASSETS	-------------	-------------

Current assets:
Cash and cash equivalents	$ 1,045,798	$ 1,803,222
Accounts receivable trade
net of allowance for doubtful accounts
of $5,000 at April 2, 2011
and December 25, 2010	5,231,431	3,922,962
Inventories	1,636,972	1,523,758
Prepaid expenses	182,817	76,579
Deferred taxes	346,379	354,774
	-------------	-------------
Total current assets	8,443,397	7,681,295
	-------------	-------------
Property and equipment:
Production equipment	6,562,288	6,462,311
Furniture and office equipment	335,931	325,880
Leasehold improvements	699,832	677,529
	-------------	-------------
Total cost	7,598,051	7,465,720
Accumulated depreciation
and amortization	(5,583,755)	(5,402,781)
Construction in progress	191,056	121,362
	-------------	-------------
Net property and equipment	2,205,352	2,184,301
	-------------	-------------
Deferred taxes, non-current portion	765,550	745,505
	-------------	-------------
Total Assets	$ 11,414,299	$ 10,611,101
	=========	=========

See accompanying notes to financial statements.

(continued)

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(concluded)
LIABILITIES AND STOCKHOLDERS`	April 2,	December 25,
EQUITY	2011	2010
	-------------	-------------
Current liabilities:
Accounts payable	$ 1,610,409	$ 812,564
Accrued expenses	842,495	884,259
Current portion of obligations
under capital leases	241,410	253,167
	-------------	-------------
Total current liabilities	2,694,314	1,949,990

Obligations under capital
leases less current portion	118,720	175,561
	-------------	-------------
Total liabilities	2,813,034	2,125,551
	-------------	-------------
Commitments

Stockholders` equity:
Common stock, $0.01 par value,
authorized 15,000,000 shares;
at April 2, 2011 and December 25, 2010;
issued 12,742,592 and 12,698,842 shares
at April 2, 2011 and December 25, 2010, respectively;
outstanding 12,719,709 and 12,675,959 shares
at April 2, 2011 and December 25, 2010, respectively;	127,427	126,989
Additional paid-in capital	33,235,554	33,136,420
Accumulated deficit	(24,700,881)	(24,717,024)
Less cost of 22,883 common shares
repurchased	(60,835)	(60,835)
	-------------	-------------
Total stockholders` equity	8,601,265	8,485,550
	-------------	-------------
Total liabilities and stockholders`
equity	$ 11,414,299	$ 10,611,101
	==========	==========

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Operations (Unaudited)
	Fiscal Quarters Ended
	April 2,	March 27,
	2011	2010
	-------------------	------------------
Revenues:
Product sales	$5,047,858	$5,035,469
Research and development under
cooperative agreement	792,487	373,717
	-------------------	-------------------
Total revenues	5,840,345	5,409,186

Cost of product sales	4,219,865	4,007,900
Cost of research and development
under cooperative agreement	764,420	351,299
	-------------------	------------------
Gross Margin	856,060	1,049,987

Selling, general, and
administrative expense	816,946	763,054
	-------------------	-------------------
Operating income	39,114	286,933

Other expense, net	(9,671)	(8,660)
	-------------------	------------------
Net income before income tax
expense	29,443	278,273
Income tax expense	13,300	113,630
	-------------------	------------------
Net income	$16,143	$164,643
	============	============
Net income per
basic common share	$ 0.00	$ 0.01
	-------------------	------------------

Weighted average number of
basic common shares
outstanding	12,714,819	12,624,959
	============	============
Net income per
diluted common share	$ 0.00	$ 0.01
	-------------------	------------------
Weighted average number of
diluted common shares
outstanding	13,180,992	12,917,980
	============	============

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Cash Flows (Unaudited)
	Fiscal Quarters Ended
	April 2,	March 27,
	2011	2010
	-------------------	------------------

Cash flows from operating activities:
Net income	$16,143	$164,643
Adjustments to reconcile net income
to cash (used in) provided by
operating activities:
Depreciation & amortization	180,975	178,363
Share-based compensation	50,896	12,836
Deferred taxes	7,900	--
Excess tax benefit from stock options
exercised	(19,550)	--

Changes in:
Accounts receivable trade	(1,308,469)	(1,145,448)
Inventories	(113,214)	345,595
Prepaid expenses	(106,238)	(2,192)
Accounts payable	797,845	404,137
Accrued expenses	(41,764)	66,039
	-------------------	------------------
Net cash (used in) provided by operating	(535,476)	23,973
activities
	-------------------	------------------
Cash flows from investing activities:
Purchases of property and equipment	(202,026)	(171,447)
	-------------------	------------------
Net cash used in investing
activities	(202,026)	(171,447)
	-------------------	------------------
Cash flows from financing activities:
Payment of capital lease obligations	(68,598)	(89,903)
Excess tax benefit from stock options exercised	19,550	--
Proceeds from issuance of common stock	29,126	--
	-------------------	------------------
Net cash used in
financing activities	(19,922)	(89,903)
	-------------------	------------------
Net decrease in cash and cash equivalents	(757,424)	(237,377)
Cash and cash equivalents at beginning of period	1,803,222	1,073,600
	-------------------	------------------
Cash and cash equivalents at end of period	$ 1,045,798	$ 836,223
	==========	==========
Supplemental cash flow information:
Cash paid for taxes	$ 76,500	$ --
Interest paid	$ 9,671	$ 8,660

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Notes to Financial Statement
(Unaudited)

(1) Nature of Business

The Company provides advanced material solutions to the electronics, power generation, automotive and other industries. The Company`s primary advanced material solution is metal matrix composites which are a combination of metal and ceramic.

CPS also assembles housings and packages for hybrid circuits. These housings and packages may include components made of metal-matrix composites or they may include components made of more traditional materials such as aluminum, copper-tungsten, etc.

The Company sells into several end markets including the markets for motor controllers for trains, subway cars, hybrid and electric vehicles, computer networking switches and routers, high-performance microprocessors applications, and other microelectronic and structural markets. In 2008 the Company entered into a cooperative agreement with the U.S. Army to further develop its composite technology to produce armor.

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

The Company`s balance sheet at December 25, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Registrant`s Annual Report on Form 10-K for the year ended December 25, 2010.

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

The following table presents the calculation of both basic and diluted earnings per share ("EPS"):
	For periods ended
	April 2,	March 27,
	2011	2010
	------------	------------
Basic EPS Computation:
Numerator:
Net income	$ 16,143	$ 164,643

Denominator:
Weighted average
common shares
Outstanding	12,714,819	12,624,959

Basic EPS	$ 0.00	$ 0.01

Diluted EPS Computation:
Numerator:
Net income	$ 16,143	$ 164,643

Denominator:
Weighted average
common shares
Outstanding	12,714,819	12,624,959
stock options	466,173	293,021

Total Shares	13,180,992	12,917,980

Diluted EPS	$ 0.00	$ 0.01

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

There were no shares granted under the 2009 Stock Incentive Plan (the "Plan") during the quarters ended April 2, 2011 or March 27, 2010. During the quarters ended April 2, 2011 and March 27, 2010, the Company recognized $50,896 and $12,836 respectively as shared-based compensation expense related to previously granted shares under the Plan. During the quarter ended April 2, 2011 the Company issued 43,750 shares as a result of option exercises. Subsequent to the quarter end an additional 20,000 shares were issued as a result of option exercises.

(5) Inventories

Inventories consist of the following:
	April 2,	December 25,
	2011	2010
	-------------	-------------
Raw materials	$ 352,570	$ 360,306
Work in process	371,005	298,004
Finished goods	913,397	865,448
	-------------	-------------

Total Inventories	$ 1,636,972	$1,523,758
	=======	=======

(6) Accrued Expenses

Accrued expenses consist of the following:
	April 2,	December 25,
	2011	2010
	-------------	-------------

Accrued legal and accounting	$ 35,371	$ 51,200
Accrued payroll	563,204	578,021
Accrued other	243,920	255,038
	------------	------------
Total Accrued expenses	$ 842,495	$ 884,259
	=======	=======

(7) Line of Credit and Equipment Lease Facility Agreements

The Company has a $1 million revolving line of credit and a $1 million equipment finance facility with Sovereign Bank, both agreements renewed in May 2011. The May 2011 renewal increased the equipment finance facility to $1.25 million through maturity in May 2012. The line of credit is secured by the accounts receivable and other assets of the Company, has an interest rate of prime plus one percent (1%) and a one-year term. Under the terms of the agreement, the Company is required to maintain its operating accounts with Sovereign Bank. The line of credit and the equipment finance facility are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the line of credit that require the Company to maintain a targeted rolling four quarter debt service coverage ratio as well as targeted debt to equity and current ratios. At April 2, 2011, the Company was in compliance with these covenants. The Company believes but can give no assurance that it could obtain similar financing facilities from other lenders. At April 2, 2011 there were no borrowings under this line of credit. At April 2, 2011, the Company had $360,130 net carrying value of capital equipment financed by the Sovereign equipment lease and finance facility and $889,870 available remaining on the Sovereign equipment finance facility.

(8) Income Taxes

At December 25, 2010, the Company had approximately $1,731,000 of net operating loss carryforwards available to offset future income for U.S. Federal income tax purpose.

The Company recorded a tax provision of $8,400 for federal income taxes for the quarter ended April 2, 2011 and a tax provision of $4,900 for state income taxes during the quarter ended April 2, 2011.

The Company has a current and non-current deferred tax asset aggregating $1,111,929 and $1,100,279 on the Company`s balance sheet at April 2, 2011 and December 25, 2010, respectively. A valuation allowance is required to be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining deferred tax assets and as such no valuation allowance has been provided against the deferred tax asset.

(9) Commitment

In February 2011, the Company entered into a one-year lease, with five options to renew for one year periods, for approximately 13,800 square feet of rentable space inside a larger building located at 79 Walton Street, Attleboro, Massachusetts. Monthly rent, which includes utilities, is $6,900.

ITEM 2 MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the financial statements of the Company and notes thereto included in this report and the Company`s Annual Report on Form 10-K for the year ended December 25, 2010.

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

Critical Accounting Policies

The critical accounting policies utilized by the Company in preparation of the accompanying financial statements are set forth in Part II, Item 7 of the Company`s Annual Report on Form 10-K for the year ended December 25, 2010, under the heading "Management`s Discussion and Analysis of Financial Condition and Results of Operations". There have been no material changes to these policies since December 25, 2010.

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

Results of Operations for the First Fiscal Quarter of 2011 (Q1 2011) Compared to the First Fiscal Quarter of 2010 (Q1 2010); (all $ in 000`s)

Total revenue was $5,840 in Q1 2011, an 8% increase over revenue of $5,409 in Q1 2010. Product revenue in Q1 2011 was essentially flat compared to Q1 2010. Declines in product revenue from lids and heatspreaders were fully offset by increases in product revenue from baseplates for trains, subway cars and hybrid vehicles. The Company continues to see quarter-to-quarter volatility in demand for lids and heatspreaders in particular. The increase in total revenue in Q1 2011 compared to Q1 2010 is attributable to increased revenue from the Company`s Cooperative Agreement with the US Army. Revenues from this Cooperative Agreement in Q1 2011 were $792 compared to revenues of $374 in Q1 2010. The increase in revenues under the Cooperative Agreement in Q1 2011 compared to Q1 2010 results from the fact that the objectives for Q1 2011 specified higher purchases of equipment and materials than in Q1 2010, which, in turn, resulted in increased revenues.

Cost of product sales in Q1 2011 was $4,220, a 5% increase from cost of product sales in Q1 2010 of $4,008. Cost of product sales increased primarily due to a manufacturing yield problem which developed in the second half of 2010 and was not fully resolved until well into Q1 2011. The gross profit on product sales in Q1 2011 was 16% compared to gross profit on product sales in Q1 2010 of 20%. This decrease in gross profit was also primarily the result of lower manufacturing yields as described above.

Selling, general and administrative (SG&A) expenses were $817 in Q1 2011, a 7% increase over SG&A expenses of $763 in Q1 2010. The increase in SG&A expenses is primarily the result of higher compensation expense related to option grants and higher professional fees incurred relating to entering into a lease for additional space and obtaining VAT registration in certain European countries.

Total operating expenses in Q1 2011 were $5,801, a 13% increase from total operating expenses of $5,122 in Q1 2010.

As a result of the above, net income for Q1 2011 was $16, a decrease from $165 in Q1 2010.

Liquidity and Capital Resources (all $ in 000`s)

The Company`s cash and cash equivalents at April 2, 2011 were $1,046 compared to cash and cash equivalents at December 25, 2010 of $1,803, a decrease of $757 or 42%. Cash declined primarily as a result of increases in accounts receivable net of increases in accounts payable; management views this level of fluctuation as within the ordinary course of business.

Accounts receivable increased to $5,231 at April 2, 2011 from $3,923 at December 25, 2010. This change reflects increased shipments in Q1 2011 compared to Q4 2010, and timing of collections. The accounts receivable balance at April 2, 2011 and December 25, 2010 is net of allowance for doubtful accounts of $5.

Inventories increased to $1,637 at April 2, 2011 from $1,524 at December 25, 2010. Work in process inventory and finished goods inventory increased primarily due to increased customer demand for baseplates. Of the total finished goods inventory of $913 at April 2, 2011, $265 was located at customers` locations pursuant to consigned inventory agreements. Of the total finished goods inventory of $865 at December 25, 2010, $397 was located at customers` locations pursuant to consigned inventory agreements.

Accounts payable increased to $1,610 at April 2, 2011 from $813 at December 25, 2010. This change is a result of purchases related to the Company`s Cooperative Agreement with the US Army and timing of payments.

The Company financed its working capital during Q1 2011 with existing cash balances and funds generated by operations. The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2011 from existing cash balances as well as anticipated operating cash flows.

The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company`s ability to achieve its business objectives.

Contractual Obligations

The Company has a $1 million revolving line of credit and a $1 million equipment finance facility with Sovereign Bank, both agreements renewed in May 2011. The May 2011 renewal increased the equipment finance facility to $1.25 million through maturity in May 2012. The line of credit is secured by the accounts receivable and other assets of the Company, has an interest rate of prime plus one percent (1%) and a one-year term. Under the terms of the agreement, the Company is required to maintain its operating accounts with Sovereign Bank. The line of credit and the equipment finance facility are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the line of credit that require the Company to maintain a targeted rolling four quarter debt service coverage ratio as well as targeted debt to equity and current ratios. At April 02, 2011, the Company was in compliance with these covenants. At April 2, 2011 there were no borrowings under this line of credit. At April 2, 2011, the Company had $360,130 net carrying value of capital equipment financed by the Sovereign equipment finance facility and $889,870 available remaining on the Sovereign equipment finance facility.

As of April 2, 2011 production equipment included $191 thousand of construction in progress, and the Company had outstanding commitments to purchase $12 thousand of production equipment. The Company intends to finance production equipment in construction in progress and outstanding commitments under the lease agreement with existing cash balances and funds generated by operations.

In July 2006, the Company entered into a 10-year lease for its current operating facilities of approximately 37,520 square feet of rentable space located on approximately seven acres at its current site in Norton, MA. The lease is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities. The Company also has an option to buy the property and a first right of refusal during the term of the lease. Annual rental payments are $100 thousand in year one increasing to $150 thousand in year ten.

In February 2011, the Company entered into a one-year lease, with five options to renew for one year periods, for approximately 13,800 square feet of rentable space inside a larger building located at 79 Walton Street, Attleboro, Massachusetts to be used primarily for armor development activities. Monthly rent, which includes utilities, is $6,900.

The Company`s contractual obligations at April 2, 2011 consist of the following:
Payments Due by Period
		Remaining in	FY 2012 -	FY 2015 -
	Total	FY 2011	FY 2014	FY 2016
Capital lease obligations including interest	$ 376,700	$ 195,577	$ 181,123	$ --
Purchase commitments for production equipment	$ 12,000	$ 12,000	$ --	$ --
Operating lease obligation for facilities	$780,667	$ 159,600	$ 433,567	$ 187,500

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

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS
 None.

ITEM 1A RISK FACTORS
 There have been no material changes to the risk factors as discussed in our 2010 Form 10-K.

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

Exhibit 32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

  Reports on Form 8-K:

On March 25, 2011 the Company filed a report on Form 8-K relating to the announcement of its financial results for the year ended December 25, 2010 as presented in a press release dated March 23, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPS TECHNOLOGIES CORPORATION
(Registrant)

Date: May 13, 2011
/s/ Grant C. Bennett
Grant C. Bennett
President and Treasurer

(Principal Executive Officer and Principal Financial Officer)