Form 10-Q
period 2011-07-02
CPS TECHNOLOGIES CORP/DE/
filed 2011-08-16
CIK 814676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended July 2, 2011
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
[ ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of August 15, 2011: 12,739,709.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(continued on next page)
	July 2,	December 25,
	2011	2010
ASSETS	-------------	-------------

Current assets:
Cash and cash equivalents	$ 1,260,222	$ 1,803,222
Accounts receivable-trade
net of allowance for doubtful accounts of $5,000 at July 2, 2011 and
December 25, 2010	3,833,926	3,922,962
Inventories	2,051,878	1,523,758
Prepaid expenses	122,549	76,597
Deferred taxes	340,079	354,774
	-------------	-------------
Total current assets	7,608,654	7,681,295
	-------------	-------------
Property and equipment:
Production equipment	6,637,755	6,462,311
Furniture and office equipment	337,927	325,880
Leasehold improvements	699,832	677,529
	-------------	-------------
Total cost	7,675,514	7,465,720
Accumulated depreciation
and amortization	(5,766,655)	(5,402,781)
Construction in progress	228,363	121,362
	-------------	-------------
Net property and equipment	2,137,222	2,184,301
	-------------	-------------
Deferred taxes, non-current portion	778,050	745,505
	-------------	-------------
Total assets	$ 10,523,926	$ 10,611,101
	=========	=========

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(concluded)
LIABILITIES AND STOCKHOLDERS`	July 2,	December 25,
EQUITY	2011	2010
	-------------	-------------
Current liabilities:
Accounts payable	$ 946,095	$ 812,564
Accrued expenses	592,622	884,259
Current portion of obligations
under capital leases	215,303	253,167
	-------------	-------------
Total current liabilities	1,754,020	1,949,990

Obligations under capital
leases less current portion	75,215	175,561
	-------------	-------------
Total liabilities	1,829,235	2,125,551
	-------------	-------------
Commitments

Stockholders` equity:
Common stock, $0.01 par value,
authorized 15,000,000 shares;
at July 2, 2011 and December 25, 2010;
issued 12,762,592 and 12,698,842 shares
at July 2, 2011 and December 25, 2010, respectively;
outstanding 12,739,709 and 12,675,959 shares
at July 2, 2011 and December 25, 2010, respectively;	127,626	126,989
Additional paid-in capital	33,315,598	33,136,420
Accumulated deficit	(24,687,698)	(24,717,024)
Less cost of 22,883 common shares
repurchased	(60,835)	(60,835)
	-------------	-------------
Total stockholders` equity	8,694,691	8,485,550
	-------------	-------------
Total liabilities and stockholders`
equity	$ 10,523,926	$ 10,611,101
	==========	==========

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Operations (Unaudited)
	Fiscal Quarters Ended		Six Month Periods Ended
	July 2,	June 26,	July 2,	June 26,
	2011	2010	2011	2010
	------------	------------	------------	------------
Revenues:
Product sales	$ 4,292,369	$4,970,762	$ 9,340,227	$ 10,006,231
Research and development
under cooperative agreement	549,391	215,921	1,341,878	589,638
	------------	------------	------------	------------
Total revenues	4,841,760	5,186,683	10,682,105	10,595,869

Cost of product sales	3,380,055	3,608,979	7,599,920	7,616,879
Cost of research and development
under cooperative agreement	502,289	193,296	1,266,709	544,595
	------------	------------	------------	------------
Gross Margin	959,416	1,384,408	1,815,476	2,434,395

Selling, general, and
administrative expense	927,068	663,419	1,744,014	1,426,473
	------------	------------	------------	------------
Operating income	32,348	720,989	71,462	1,007,922

Other income (expense), net	(8,065)	(7,816)	(17,736)	(16,476)
	------------	------------	------------	------------
Net income before income tax
expense	24,283	713,173	53,726	991,446
Income tax expense	11,100	263,370	24,400	377,000
	------------	------------	------------	------------
Net income	$13,183	$449,803	$29,326	$614,446
	=========	=========	=========	=========
Net income per
basic common share	$ 0.00	$ 0.04	$ 0.00	$ 0.05
	------------	------------	------------	------------

Weighted average number of
basic common shares
outstanding	12,738,390	12,624,959	12,726,168	12,624,959
	=========	=========	=========	=========
Net income per
diluted common share	$ 0.00	$ 0.03	$ 0.00	$ 0.05
	------------	------------	------------	------------
Weighted average number of
diluted common shares
outstanding	13,229,112	12,938,087	13,204,616	12,928,034
	=========	=========	=========	=========

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Cash Flows (Unaudited)
	Six Month Periods Ended
	July 2,	June 26,
	2011	2010
	---------	---------

Cash flows from operating activities:
Net income	$ 29,326	$ 614,446
Adjustments to reconcile net income
to cash provided by (used in)
operating activities:
Depreciation & amortization	363,874	358,189
Share-based compensation	112,491	32,054
Deferred taxes	14,200	--
Excess tax benefit from stock options exercised	(32,050)	--

Changes in:
Accounts receivable trade	89,036	(107,834)
Inventories	(528,120)	123,242
Prepaid expenses	(45,970)	14,294
Accounts payable	133,531	37,242
Accrued expenses	(291,637)	398,306
	---------	---------
Net cash provided by (used in) operating	(155,319)	1,469,939
activities
	---------	---------
Cash flows from investing activities:
Purchases of property and equipment	(316,795)	(341,760)
	---------	---------
Net cash used in investing
activities	(316,795)	(341,760)
	---------	---------
Cash flows from financing activities:
Payment of capital lease obligations	(138,210)	(158,329)
Excess tax benefit from stock options exercised	32,050	--
Proceeds from issuance of common stock	35,274	--
	---------	---------
Net cash used in
financing activities	(70,886)	(158,329)
	---------	---------
Net increase (decrease) in cash and cash equivalents	(543,000)	969,850
Cash and cash equivalents at beginning of period	1,803,222	1,073,600
	---------	---------
Cash and cash equivalents at end of period	$ 1,260,222	$ 2,043,450
	=========	=========
Supplemental cash flow information:
Cash paid for taxes	$ 76,500	$ --
Interest paid	$ 17,736	$ 16,477

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

For further information, refer to the financial statements and footnotes thereto included CPS`s Annual Report on Form 10-K for the year ended December 25, 2010.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

(3) Net Income (Loss) Per Common and Common Equivalent Share
 Basic net income or net loss per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the sum of the weighted average number of common shares plus additional common shares that would have been outstanding if potential dilutive common shares had been issued for granted stock option and stock purchase rights.

The following table presents the calculation of both basic and diluted EPS:
	Fiscal Quarters Ended		Six Month Periods Ended
	July 2,	June 26,	July 2,	June 26,
	2011	2010	2011	2010
	------------	------------	------------	------------
Basic EPS Computation:
Numerator:
Net income	$ 13,183	$ 449,803	$ 29,326	$ 614,446

Denominator:
Weighted average
Common shares
Outstanding	12,738,390	12,624,959	12,726,168	12,624,959

Basic EPS	$ 0.00	$ 0.04	$ 0.00	$ 0.05

Diluted EPS Computation:
Numerator:
Net income	$ 13,183	$ 449,803	$ 29,326	$ 614,446

Denominator:
Weighted average
Common shares
Outstanding	12,738,390	12,624,959	12,726,168	12,624,959
Dilutive effect of stock options	490,722	313,128	478,448	303,075

Total Shares	13,229,112	12,938,087	13,204,616	12,928,034

Diluted EPS	$ 0.00	$ 0.03	$ 0.00	$ 0.05

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

There were no shares granted under the 2009 Stock Incentive Plan (the "Plan") during the quarters ended July 2, 2011 and June 26, 2010. During the three and six months ended July 2, 2011, the Company recognized $61,595 and $112,491, respectively, as shared-based compensation expense related to previously granted shared under the Plan. During the three and six months ended June 26, 2010, the Company recognized $19,218 and $32,054, respectively, as shared-based compensation expense related to previously granted shares under the Plan. During the three and six months ended July 2, 2011 the Company issued 20,000 and 63,750 share, respectively, as a result of option exercises.

(5) Inventories

Inventories consist of the following:
	July 2,	December 25,
	2011	2010
	-------------	-------------
Raw materials	$ 406,468	$ 360,306
Work in process	387,132	298,004
Finished goods	1,258,278	865,448
	-----------	-----------

Inventories	$ 2,051,878	$ 1,523,758
	=======	=======

(6) Accrued Expenses

Accrued expenses consist of the following:
	July 2,	December 25,
	2011	2010
	-------------	-------------

Accrued legal and accounting	$ 59,132	$ 51,200
Accrued payroll	355,583	578,021
Accrued other	177,907	255,038
	------------	------------
	$ 592,622	$ 884,259
	=======	=======

(7) Line of Credit and Equipment Lease Facility Agreements
The Company has a $1 million revolving line of credit and a $1.25 million equipment finance facility with Sovereign Bank through maturity in May 2012. The line of credit is secured by the accounts receivable and other assets of the Company, has an interest rate of prime plus one percent (1%) and a one-year term. Under the terms of the agreement, the Company is required to maintain its operating accounts with Sovereign Bank. The line of credit and the equipment finance facility are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the line of credit that require the Company to maintain a targeted rolling four quarter debt service coverage ratio as well as targeted debt to equity and current ratios. At July 2, 2011, the Company was in compliance with these covenants. The Company believes but can give no assurance that it could obtain similar lease facilities from other lenders. At July 2, 2011 there were no borrowings under this line of credit. At July 2, 2011, the Company had capital lease obligations outstanding totaling $290,518 related to equipment financed by the Sovereign equipment lease and finance facility and $959,482 available remaining on the Sovereign lease line.

(8) Income Taxes
 At December 25, 2010, the Company had approximately $1,731,000 of net operating loss carryforwards available to offset future income for U.S. Federal income tax purpose.

The Company recorded a tax provision of $6,700 and $15,100 for federal income taxes and a tax provision of $4,400 and $9,300 for state income taxes during the three and six months ended July 2, 2011, respectively.

The Company has a current and non-current deferred tax asset aggregating $1,118,129 and $1,100,279 on the Company`s balance sheet at July 2, 2011 and December 25, 2010, respectively. A valuation allowance is required to be established or maintained when it is `more likely than not` that all or a portion of deferred tax assets will not be realized. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining deferred tax assets and as such no valuation allowance has been provided against the deferred tax asset.

(9) Commitment

In February 2011, the Company entered into a one-year lease with five options to renew for one year periods, for approximately 13,800 square feet of rentable space inside a larger building located at 79 Walton Street, Attleboro, Massachusetts. Monthly rent, which includes utilities, is $6,900.

As of July 2, 2011 production equipment included $228 thousand of construction in progress and the company the Company had $230 thousand in outstanding commitments to purchase production equipment. The Company intends to finance production equipment with existing cash balances and funds generated by operations or with the Sovereign equipment finance facility.

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

CPS also assembles housings and packages for hybrid circuits. These housings and packages may include components made of metal-matrix composites or may include components made of more traditional materials such as aluminum, copper-tungsten, etc.

The Company sells into several end markets including the wireless communications infrastructure market, high-performance microprocessor market, motor controller market, and other microelectronic and structural markets. In 2008 the Company also entered into a cooperative agreement with the U.S. Army to further its composite technology to produce armor.

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

Results of Operations for the Second Fiscal Quarter of 2011 (Q2 2011) Compared to the Second Fiscal Quarter of 2010 (Q2 2010); (all $ in 000`s)
Total revenue was $4,842 in Q2 2011, a 7% decrease from revenue of $5,187 in Q2 2010. The decrease in revenues is due to significantly reduced demand for lids and heatspreaders used in network and internet routers and switches offset by increased demand for baseplates for traction applications and hybrid automobile applications. The demand for heatspreaders used in network and internet routers and switches continues to be quite volatile from quarter to quarter. We are pleased that our diversification across multiple end markets has provided some protection against the volatility in demand in some specific end markets.

Total operating expenses in Q2 2011 were $4,809, a 7% increase from total operating expenses in Q2 2010 of $4,466.

Cost of product sales in Q2 2011 were $3,380, a 6% decrease from cost of product sales in Q2 2010 of $3,609. Cost of product sales decreased due to product mix and the overall decrease of revenues during the quarter. The gross profit on product sales in Q2 2011 was 20% compared to gross profit on product sales in Q2 2010 of 27%. This change is primarily due to fixed costs being spread over a smaller base in Q2 2011, as well as product mix.

Selling, general and administrative (SG&A) expenses were $927 in Q2 2011, a 40% increase from SG&A expenses of $663 in Q2 2010. The increase in SG&A expenses is primarily the result of compensation expense related to option grants and 401k company match, as well as increased professional expenses related to monthly and quarterly VAT returns in certain European countries.

Results of Operations for First Six Months 2011 Compared to First Six Months of 2010 (all $ in 000`s)

Total revenue was $10,682 in the first six months of 2011, compared to total revenue of $10,596 in the first six months of 2010. Revenues were essentially flat year to year in these six month periods. Declines in demand for lids and heatspreaders used in network and internet routers and switches was offset by increased demand for baseplates for traction applications and hybrid automobile applications.

Total operating expenses in the first six months of 2011 were $10,611, an 11% increase from total operating expenses of $9,588 in the first six months of 2010. Cost of product sales in the first six months of 2011 were $7,600 and were essentially flat from cost of product sales of $7,617in the first six months of 2010.

Gross profit on product sales in the first six months of 2011 was 19% compared with gross profit on product sales of 24% in the first six months of 2010. This decrease in gross profit was primarily due to a manufacturing yield problem developed in second half of 2010 and was not fully resolved until well into Q1 2011.

Selling, general and administrative (SG&A) expenses were $1,744 in the first six months of 2011, an increase from SG&A expenses of $1,426 in the first six months of 2010. The increase in SG&A expenses is primarily the result of increased sales commissions paid due to changes in product mix, compensation expense related to option grants and higher professional fees incurred relating to entering into a lease for additional space and obtaining VAT registration in certain European countries.

Liquidity and Capital Resources (all $ in 000`s)

The Company`s cash and cash equivalents at July 2, 2011 were $1,260 compared to cash and cash equivalents at December 25, 2010 of $1,803, a decrease of $543 or 30%. Cash declined primarily as a result of increases in inventories and decreases in accrued expenses net of decreases in accounts receivable and increases in accounts payable. Management views this level of fluctuation as within the ordinary course of business.

Accounts receivable decreased to $3,834 at July 2, 2011 from $3,923 at December 25, 2010. This change primarily reflects timing of collections. The accounts receivable balance at July 2, 2011 and December 25, 2010 is net of allowance for doubtful accounts of $5.

Inventories increased to $2,052 at July 2, 2011 from $1,524 at December 25, 2010. Raw materials increased primarily as a result of the need to prepare for supplier factory maintenance shutdowns in the first week of Q3 2011. Work in process inventory increased primarily as a result of management`s decision to build work in process and prepare for the Company`s factory maintenance shutdown the fist week of Q3 2011. Finished goods inventory increased at the Company`s Norton location due to timing of shipments. Of the total finished goods inventory of $1,258 at July 2, 2011, $347 was located at customers` locations pursuant to consigned inventory agreements. Of the total finished goods inventory of $865 at December 25, 2010, $397 was located at customers` locations pursuant to consigned inventory agreements.

The Company financed its working capital during Q2 2011 and the six months ended July 2, 2011 with existing cash balances and funds generated by operations. The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2011 from these same sources.

The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company`s ability to achieve its business objectives.

Contractual Obligations

The Company has a $1 million revolving line of credit and a $1.25 million equipment finance facility with Sovereign Bank through maturity in May 2012. The line of credit is secured by the accounts receivable and other assets of the Company, has an interest rate of prime plus one percent (1%) and a one-year term. Under the terms of the agreement, the Company is required to maintain its operating accounts with Sovereign Bank. The line of credit and the equipment finance facility are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the line of credit that require the Company to maintain a targeted rolling four quarter debt service coverage ratio as well as targeted debt to equity and current ratios. At July 02, 2011, the Company was in compliance with these covenants. At July 2, 2011 there were no borrowings under this line of credit.

As of July 2, 2011 production equipment included $228 thousand of construction in progress and the Company had $230 thousand in outstanding commitments to purchase production equipment. The Company intends to finance production equipment with existing cash balances and funds generated by operations or with the Sovereign equipment finance facility.

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

The Company`s contractual obligations at July 2, 2011 consist of the following:
		Payments Due by Period
		Remaining in	FY 2012 -	FY 2015 -
	Total	FY 2011	FY 2014	FY 1016
Capital lease obligations including interest	$ 302,490	$121,367	$ 181,123	$ --
Purchase commitments for production equipment	$ 230,194	$ 230,194	$ --	$ --
Operating lease obligation for facilities	$727,467	$106,400	$ 433,567	$ 187,500

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

Date: August 16, 2011
/s/ Grant C. Bennett
Grant C. Bennett
President and Treasurer

(Principal Executive Officer and Principal Financial Officer)