Form 10-Q
period 2011-10-01
CPS TECHNOLOGIES CORP/DE/
filed 2011-11-14
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended October 1, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
[ ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of November 3, 2011: 12,868,459.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(continued on next page)

	October 1,	December 25
	2011	2010
ASSETS	-------------	-------------

Current assets:
Cash and cash equivalents	$ 1,148,621	$ 1,803,222
Accounts receivable-trade
net of allowance for doubtful accounts
of $5,000 at October 1, 2011 and
December 25, 2010	4,199,095	3,922,962
Inventories	2,190,465	1,523,758
Prepaid expenses	136,973	76,579
Deferred taxes	326,679	354,774
	-------------	-------------
Total current assets	8,001,833	7,681,295
	-------------	-------------
Property and equipment:
Production equipment	6,657,680	6,462,311
Furniture and office equipment	344,782	325,880
Leasehold improvements	699,832	677,529
	-------------	-------------
Total cost	7,702,284	7,465,720
Accumulated depreciation
and amortization	(5,934,520)	(5,402,781)
Construction in progress	312,377	121,362
	-------------	-------------
Net property and equipment	2,080,151	2,184,301
	-------------	-------------
Deferred taxes, non-current portion	793,750	745,505
	-------------	-------------
Total Assets	$ 10,875,734	$ 10,611,101
	=========	=========

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(continued)

LIABILITIES AND STOCKHOLDERS`	October 1,	December 25,
EQUITY	2011	2010
	-------------	-------------
Current liabilities:
Accounts payable	$ 959,996	$ 812,564
Accrued expenses	890,547	884,259
Current portion of obligations
under capital leases	172,170	253,167
	-------------	-------------
Total current liabilities	2,022,713	1,949,990

Obligations under capital
leases less current portion	59,448	175,561
	-------------	-------------
Total liabilities	2,082,161	2,125,551
	-------------	-------------
Commitments

Stockholders` equity:
Common stock, $0.01 par value,
authorized 15,000,000 shares;
at October 1, 2011 and December 25, 2010;
issued 12,794,092 and 12,698,842 shares
at October 1, 2011 and December 25, 2010,
respectively; outstanding 12,771,209 and 12,675,959
shares at October 1, 2011 and December 25, 2010,
respectively	127,941	126,989
Additional paid-in capital	33,386,576	33,136,420
Accumulated deficit	(24,660,109)	(24,717,024)
Less cost of 22,883 common shares
repurchased	(60,835)	(60,835)
	-------------	-------------
Total stockholders` equity	8,793,573	8,485,550
	-------------	-------------
Total liabilities and stockholders`
equity	$ 10,875,734	$ 10,611,101
	==========	==========

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Operations (Unaudited)

	Fiscal Quarters Ended		Nine month Periods Ended
	October 1,	September 25,	October 1,	September 25,
	2011	2010	2011	2010
	------------	------------	------------	------------
Revenues:
Product sales	$4,508,250	$5,574,371	$13,848,477	$15,580,602
Research and development
under cooperative agreement	392,790	433,352	1,734,668	1,022,990
	------------	------------	------------	------------
Total Revenues	4,901,040	6,007,723	15,583,145	16,603,592

Cost of product sales	3,651,046	4,151,008	11,250,968	11,767,887
Cost of research and development
under cooperative agreement	358,002	372,441	1,624,710	917,036
	------------	------------	------------	------------
Gross Margin	891,992	1,484,274	2,707,467	3,918,669

Selling, general, and
administrative expense	835,375	802,184	2,579,388	2,228,657
	------------	------------	------------	------------
Operating income	56,617	682,090	128,079	1,690,012

Other income (expense), net	(8,528)	(7,306)	(26,264)	(23,782)
	------------	------------	------------	------------
Net income before income
tax expense	48,089	674,784	101,815	1,666,230
Income tax expense	20,500	254,000	44,900	631,000
	------------	------------	------------	------------
Net income	$27,589	$420,784	$56,915	$1,035,230
	=========	=========	=========	=========
Net income per
basic common share	$ 0.00	$ 0.03	$ 0.00	$ 0.08
	------------	------------	------------	------------

Weighted average number of
basic common shares
outstanding	12,748,149	12,648,640	12,733,312	12,659,519
	=========	=========	=========	=========
Net income per
diluted common share	$ 0.00	$ 0.03	$ 0.00	$ 0.08
	------------	------------	------------	------------
Weighted average number of
diluted common shares
outstanding	13,190,317	12,998,593	13,199,666	12,975,415
	=========	=========	=========	=========

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Cash Flows (Unaudited)

	Nine-Month Period Ended
	October 1,	September 25,
	2011	2010
	---------	---------

Cash flows from operating activities:
Net income	$56,915	$1,035,230
Adjustments to reconcile net income
to cash provided by (used in)
operating activities:
Depreciation & amortization	531,738	554,193
Share-based compensation	158,449	97,723
Provision for bad debts on accounts receivable	--	(17,500)
Deferred taxes	27,600	--
Excess tax benefit from stock options exercised	(47,750)	--

Changes in:
Accounts receivable-trade	(276,133)	(1,660,171)
Inventories	(666,707)	211,328
Prepaid expenses	(60,394)	(2,349)
Accounts payable	147,432	432,118
Accrued expenses	6,288	618,353
	--------------	--------------
Net cash provided by (used in) operating	(122,562)	1,268,925
activities
	--------------	--------------
Cash flows from investing activities:
Purchases of property and equipment	(427,588)	(668,313)
	--------------	--------------
Net cash used in investing
activities	(427,588)	(668,313)
	--------------	--------------
Cash flows from financing activities:
Payment of capital lease obligations	(197,110)	(221,130)
Excess tax benefit from stock options exercised	47,750	2,546
Proceeds from issuance of common stock	44,909	32,060
Proceeds from capital lease financing	--	185,270
	--------------	--------------
Net cash used in
financing activities	(104,451)	(1,254)
	--------------	--------------
Net increase (decrease) in cash and cash equivalents	(654,601)	599,358
Cash and cash equivalents at beginning of period	1,803,222	1,073,600
	--------------	--------------
Cash and cash equivalents at end of period	$ 1,148,621	$ 1,672,958
	=========	=========
Supplemental cash flow information:
Cash paid for taxes, net of refunds	$ 11,900	$ --
Interest paid	$ 26,264	$ 23,452

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Notes to Financial Statements
(Unaudited)

(1) Nature of Business

CPS Technologies Corporation (the “Company” or “CPS”) provides advanced material solutions to the electronics, robotics, automotive and other industries. The Company`s primary advanced material solution is metal matrix composites which are a combination of metal and ceramic.

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

(3) Net Income (Loss) Per Common and Common Equivalent Share
 Basic net income or loss per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the sum of the weighted average number of common shares plus additional common shares that would have been outstanding if potential dilutive common shares had been issued for granted stock option and stock purchase rights.

The following table presents the calculation of both basic and diluted EPS:

	Quarters Ended		Nine-Month Periods Ended
	October 1,	September 25,	October 1,	September 25,
	2011	2010	2011	2010
	------------	------------	------------	------------
Basic EPS Computation:
Numerator:
Net income	$ 27,589	$ 420,784	$ 56,915	$ 1,035,230

Denominator:
Weighted average
Common shares
Outstanding	12,748,149	12,648,640	12,733,312	12,659,519

Basic EPS	$ 0.00	$ 0.03	$ 0.00	$ 0.08

Diluted EPS Computation:
Numerator:
Net income	$ 27,589	$ 420,784	$ 56,915	$ 1,035,230

Denominator:
Weighted average
Common shares
Outstanding	12,748,149	12,648,640	12,733,312	12,659,519
Dilutive effect of stock options	442,168	349,953	466,354	314,896

Total Shares	13,190,317	12,998,593	13,199,666	12,975,415

Diluted EPS	$ 0.00	$ 0.03	$ 0.00	$ 0.08

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

There were no stock options granted under the Company`s 2009 Stock Incentive Plan (the “Plan”) during the quarter ended October 1, 2011. During the quarter ended September 25, 2010, a total of 724,105 stock options were granted to employees under the Company`s 2009 Stock Incentive Plan and a total of 38,000 stock options were granted to outside directors and a consultant.

During the quarters ended October 1, 2011 and September 25, 2010, 31,500 and 40,000 stock options were exercised, respectively. No stock options expired during the quarter ended October 1, 2011. During the quarter ended September 25, 2010, 54,250 stock options expired related to previously granted shares under the 1999 Stock Incentive Plan.

During the three and nine months ended October 1, 2011, the Company recognized $45,958 and $158,449, respectively, as shared-based compensation expense related to previously granted options under the 2009 Stock Incentive Plan. During the three and nine months ended September 25, 2010, the Company recognized $65,669 and $97,723 respectively, as shared-based compensation expense related to previously granted shares under the 1999 Stock Incentive Plan.

(5) Inventories

Inventories consist of the following:

	October 1,	December 25,
	2011	2010
	-------------	-------------
Raw materials	$ 402,171	$ 360,306
Work in process	340,682	298,004
Finished goods	1,447,612	865,448
	-----------	-----------

Inventories	$ 2,190,465	$ 1,523,758
	=======	=======

(6) Accrued Expenses

Accrued expenses consist of the following:

	October 1,	December 25,
	2011	2010
	-------------	-------------

Accrued legal and accounting	$ 74,632	$ 51,200
Accrued payroll	567,779	578,021
Accrued other	248,136	255,038
	------------	------------
	$ 890,547	$ 884,259
	=======	=======

(7) Line of Credit and Equipment Lease Facility Agreements

The Company has a $1 million revolving line of credit (“LOC”) and a $1.25 million equipment finance facility(“Lease Line”) with Sovereign Bank through maturity in May 2012. The LOC is secured by the accounts receivable and other assets of the Company, has an interest rate of prime plus one percent (1%) and a one-year term. Under the terms of the agreement, the Company is required to maintain its operating accounts with Sovereign Bank. The LOC and the Lease Line are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the LOC that require the Company to maintain a targeted rolling four quarter debt service coverage ratio as well as targeted debt to equity and current ratios. At October 1, 2011, the Company was in compliance with these covenants. The Company believes but can give no assurance that it could obtain similar lease facilities from other lenders. At October 1, 2011 there were no borrowings under this LOC. At October 1, 2011, the Company had capital lease obligations outstanding totaling $231,618 related to equipment financed by the Lease Line and $1,018,382 available remaining on the Lease line.

(8) Income Taxes

At December 25, 2010, the Company had approximately $1,731,000 of net operating loss carryforwards available to offset future income for U.S. Federal income tax purpose.

The Company recorded a tax provision of $14,200 and $29,300 for federal income taxes and a tax provision of $6,300 and 15,600 for state income taxes during the three and nine months ended October 1, 2011.

The Company has a current and non-current deferred tax asset aggregating $1,120,429 and $1,100,279 on the Company`s balance sheet at October 1, 2011 and December 25, 2010, respectively. A valuation allowance is required to be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining deferred tax assets and as such no valuation allowance has been provided against the deferred tax asset.

(9) Commitment

In July 2006 the Company entered into a lease for its current operating facilities of approximately 37,520 square feet of rentable space located on approximately seven acres at its current site in Norton, MA. The term of the lease is ten years. The lease is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities. The Company also has an option to buy the property and a first right of refusal during the term of the lease. Annual rental payments are $100,000 in year one increasing to $150,000 in year ten.

In February 2011, the Company entered into a one-year lease with five options to renew for one year periods, for approximately 13,800 square feet of rentable space inside a larger building located at 79 Walton Street, Attleboro, Massachusetts. Monthly rent, which includes utilities, is $6,900.

As of October 1, 2011 production equipment included $312,000 of construction in progress and the company the Company had $454,000 in outstanding commitments to purchase production equipment. The Company intends to finance production equipment with existing cash balances and funds generated by operations or with the Sovereign equipment finance facility.

(10) Subsequent Events

In October 2011 the Company hired a Chief Financial Officer. The terms of the offer letter include a base salary as well as a performance based compensation. In addition, the Chief Financial Officer was granted stock options to purchase 75,000 shares of the Company`s common stock.

In October 2011 the Company issued stock options to purchase 49,000 shares of the Company`s common stock to various employees in connection with the Company`s 1999 Stock Incentive Plan. In October 2011, 97,250 stock options were exercised under the 1999 Stock Incentive Plan.

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

Critical Accounting Policies

The critical accounting policies utilized by the Company in preparation of the accompanying financial statements are set forth in Part II, Item 7 of the Company`s Annual Report on Form 10-K for the year ended December 25, 2010, under the heading “Management`s Discussion and Analysis of Financial Condition and Results of Operations”. There have been no material changes to these policies since December 25, 2010.

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

The Company`s products are generally used in high-power, high-reliability applications. These applications always involve energy use or energy generation and the Company`s products allow higher performance and improved energy efficiency. The Company is an important participant in the growing movement towards alternative energy and “green” lifestyles. For example, the Company`s products are used in mass transit, hybrid and electric cars, wind-turbines for electricity generation as well as routers and switches for the internet which in turn allows telecommuting.

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

We are also actively working with customers in end markets at the beginning stages of the adoption lifecycle. An example of such a market is the market for armor. In 2008 the Company entered into a cooperative agreement with the Army Research Laboratory (“ARL”) to further develop large hybrid metal matrix composite modules which integrally combine metal matrix composites and ceramics by enveloping ceramic tiles with MMCs. This system offers a lighter weight, durable, multi-hit capable and cost competitive alternative to conventional steel, aluminum and ceramic based armor systems. CPS hybrid hard face armor modules are comprised of multiple materials completely enveloped within and mechanically and chemically bonded to lightweight and stiff aluminum metal matrix composites.

The Company believes that its hybrid hard face armor tiles will find application in many military vehicles as well as armored commercial vehicles.

Our products are manufactured by proprietary processes we have developed including the QuicksetTM Injection Molding Process (`Quickset Process`) and the QuickCastTM Pressure Infiltration Process (`QuickCast Process`).

Results of Operations for the Third Fiscal Quarter of 2011 (Q3 2011) Compared to the Third Fiscal Quarter of 2010 (Q3 2010); (all $ in 000s)

Total revenue was $4,901 in Q3 2011, an 18% decrease from total revenue of $6,008 in Q3 2010. The decrease in revenues is due primarily to significantly reduced demand for lids and heatspreaders used in network and internet routers and switches, and to a lesser degree a reduction in revenues from its Hermetic Packaging business. These reductions were offset in part by increased demand for baseplates for traction applications and hybrid automobile applications.

Gross margin in Q3 2011 was $892, a decrease from $1,484 in Q3, 2010. This was primarily due to lower sales volumes and to a lesser degree, reduced prices in certain products. Gross margin on product sales decreased from 25% in Q3 2010 to 19% in Q3 2011 as a direct result of lower sales volumes and prices.

Selling, general and administrative (SG&A) expenses were $835 in Q3 2011, a 4% increase from SG&A expenses of $802 in Q3 2010. The increase is due to an increase in compensation and benefits was partially offset by a reduction in expenses for sales commissions.

Operating income totaled $57 in Q3 2011 versus $682 in Q3 2010 with the decrease primarily due to lower sales volumes. Other income (expense), net, was ($9) in Q3 2011, compared with ($7) in Q3 2010. Net Income declined to $28 in Q3 2011, down from $421 in Q3 2010, again reflective of lower sales volumes.

Results of Operations for the First Nine Months of 2011 Compared to the First Nine Months of 2010; (all $ in 000s)

Total revenues were $15,583 in the first nine months of 2011, compared to total revenues of $16,604 in the first nine months of 2010, a 6% decrease. The decrease was primarily due to a decline in demand for lids and heatspreaders used in network and internet routers and switches, offset in part by increased demand for baseplates for traction applications and hybrid automobile applications.

Gross margin in the first nine months of 2011 totaled $2,707. This represented a 19% gross margin on product sales, compared to $3,919 (or 24%) gross margin generated in the first nine months of 2010. These decreases were primarily due to a manufacturing yield problem that developed in the second half of 2010 which was not fully resolved until well into Q1 2011.

Selling, general and administrative (SG&A) expenses totaled $2,579 in the first nine months of 2011, compared to $2,229 in the first nine months of 2010. The increase is due primarily to compensation and benefits costs, partially offset by the reductions in sales commissions.

Operating income totaled $128 for the first nine months of 2011 versus $1,690 in the comparable period for 2010. The decrease was due primarily to lower sales volumes. Other income (expense), net, was ($26) for the first nine months of 2011, compared to ($24) during the first nine months of 2010. Net Income declined to $57 for the period, down from $1,035 for the first nine months of 2010, again primarily reflecting lower sales volumes.

Liquidity and Capital Resources; (all $ in 000`s)

The Company`s cash and cash equivalents at October 1, 2011 totaled $1,149, compared with cash and cash equivalents at December 25, 2010 of $1,803, a decrease of $654. Cash declined primarily as a result of increases in inventories and accounts receivable as well as continued investment in production equipment.

Accounts receivable at October 1, 2011 totaled $4,199 compared with $3,923 at December 25, 2010. DSOs (Days Sales Outstanding) increased slightly to 77 from 74 in these respective periods. The accounts receivable balance at the end of October 1, 2011, and December 25, 2010 were net of an allowance for doubtful accounts of $5.

Inventories increased to $2,190 at October 1, 2011 from $1,524 thousand at December 25, 2010. Raw materials and work in process inventory increased slightly, and finished goods inventory increased at customer` locations pursuant to consigned inventory agreements as a result of increased demand for baseplates for traction applications and hybrid automobile applications.

All consigned inventory is shipped under existing purchase orders and per customers` requests. Of the total finished goods inventory of $1.448 at October 1, 2011, $715 was located at customers` locations pursuant to consigned inventory agreements. Of the total finished goods inventory of $865 at December 25, 2010, $397 was located at customers` locations pursuant to consigned inventory agreements.

The Company financed its working capital during Q3 2011 and the nine months ended October 1, 2011 with existing cash balances. The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2011 from the same source.

The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company`s ability to achieve its business objectives.

Contractual Obligations

The Company has a $1 million revolving line of credit (“LOC”) and a $1.25 million equipment finance facility(“Lease Line”) with Sovereign Bank through maturity in May 2012. The LOC is secured by the accounts receivable and other assets of the Company, has an interest rate of prime plus one percent (1%) and a one-year term. Under the terms of the agreement, the Company is required to maintain its operating accounts with Sovereign Bank. The LOC and the Lease Line are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the LOC that require the Company to maintain a targeted rolling four quarter debt service coverage ratio as well as targeted debt to equity and current ratios. At October 1, 2011, the Company was in compliance with these covenants. The Company believes but can give no assurance that it could obtain similar lease facilities from other lenders. At October 1, 2011 there were no borrowings under this LOC. At October 1, 2011, the Company had capital lease obligations outstanding totaling $231,618 related to equipment financed by the Lease Line and $1,018,382 available remaining on the Lease line.

In July 2006 the Company entered into a lease for its current operating facilities of approximately 37,520 square feet of rentable space located on approximately seven acres at its current site in Norton, MA. The term of the lease is ten years. The lease is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities. The Company also has an option to buy the property and a first right of refusal during the term of the lease. Annual rental payments are $100,000 in year one increasing to $150,000 in year ten.

In February 2011, the Company entered into a one-year lease, with five options to renew for one year periods, for approximately 13,800 square feet of rentable space inside a larger building located at 79 Walton Street, Attleboro, Massachusetts to be used primarily for armor development activities. Monthly rent, which includes utilities, is $6,900.

As of October 1, 2011 production equipment included $312,000 of construction in progress and the Company had $454,000 in outstanding commitments to purchase production equipment. The Company intends to finance production equipment with existing cash balances and funds generated by operations or with the Sovereign equipment finance facility.

The Company`s contractual obligations at October 1, 2011 consist of the following:

Payments Due by Period
		Remaining in	FY 2012 -	FY 2015 -
	Total	FY 2011	FY 2014	FY 2016
Capital lease obligations including interest	$ 239,987	$ 58,864	$ 181,123	$ --
Purchase commitments for production equipment	$454,000	$454,000	$ --	$ --
Operating lease obligation for facilities	$ 674,267	$ 53,200	$ 433,567	$ 187,500

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not significantly exposed to the impact of interest rate changes or foreign currency fluctuations. The Company has not used derivative financial instruments.

ITEM 4 CONTROLS AND PROCEDURES

(a) The Company`s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company`s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d - 14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, 1) the Company`s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports the Company files under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and 2) the Company`s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS
 None.

ITEM 1A RISK FACTORS
 There have been no material changes to the risk factors as discussed in our 2010 Form 10-K

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

Exhibit 32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(b) Reports on Form 8-K

On October 3, the Company filed a Form 8-K incorporating the press release announcing the appointment of Ralph Norwood as Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPS TECHNOLOGIES CORPORATION
(Registrant)

Date: November 14, 2011
/s/ Grant C. Bennett
Grant C. Bennett
Chief Executive Officer

Date: November 14, 2011

/s/ Ralph M. Norwood

Ralph M. Norwood

Chief Financial Officer