Form 10-K
period 2011-12-31
CPS TECHNOLOGIES CORP/DE/
filed 2012-03-30
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011
or
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
[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [ ] Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act
[ ] Yes [X] No

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was $28.0 million based on the average of the reported closing bid and asked prices for the Common Stock as of the last business day of the registrant`s most recently completed second fiscal quarter as reported on the OTC Bulletin Board.

Number of shares of Common Stock outstanding as of March 22, 2012: 12,865,659 shares.

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

Concurrently, CPS is participating in certain end markets that are at an earlier stage of the adoption lifecycle. Management believes these end markets will generate additional growth in both the intermediate and longer term. An example of such an end market is motor controllers for hybrid automotives and trucks. In 2011, hybrid automobiles containing the Company`s baseplates were available for purchase from two major automobile manufacturers.

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

In 2011, our three largest customers accounted for 42%, 15% and 14% of revenues, respectively. In 2011, 89% of our revenues were derived from commercial applications and 11% from defense-related applications.

Research and Development

In 2011, costs incurred related to funding under the Cooperative Agreement were $2.259 million of which $2.164 million is reimbursed by the U.S. Army and $95 thousand is the Company`s cost share. The revenue recognized by the Company of $2.164 million less the Company`s research and development cost of $1.973 million resulted in a gross margin of $191 thousand.

Availability of Raw Materials

We use a variety of raw materials from numerous domestic and foreign suppliers. These materials are primarily aluminum ingots, ceramic powders and chemicals. The raw materials we use are available from domestic and foreign sources and none is believed to be scarce or restricted for national security reasons. We use no conflict metals.

Patents and Trade Secrets

As of December 31, 2011, we had 9 United States patents and three United States patent pending. We also have several international patents covering the same subject matter as the U.S. patents. Our licensees have rights to use certain patents as defined in their respective license agreements. As of December 31, 2011, none of our licensees are producing products under license agreements signed previously, and we do not expect the license agreements in place to generate additional license revenues in the future.

We intend to continue to apply for domestic and foreign patent protection in appropriate cases. In other cases, we believe we are better served by reliance on trade secret protection. In all cases, we seek protection for our technological developments to preserve our competitive position.

Backlog and Contracts

As of December 31, 2011, the Company had a total backlog of $19.9 million consisting of product backlog of $19 million and backlog remaining on the third-year and fourth-year funding under the Cooperative Agreement of $943 thousand. This compares with a backlog of $23.5 million as of December 25, 2010. Product backlog represents purchase orders which are subject to a cancellation fee. It is unusual to have a purchase order cancelled and virtually all of the product backlog is expected to be shipped in 2012.

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

Employees

As of December 31, 2011, we had 189 full-time employees and 5 part-time employees, of whom 173 were engaged in manufacturing and engineering and 16 in sales and administration. We also employ temporary employees as needed to support production and program requirements.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

As of December 31, 2011, all our manufacturing, engineering, sales and administrative operations are located in leased facilities in Norton, Massachusetts and Attleboro, MA. The Company entered into a 10-year lease for the Norton facilities effective on March 1, 2006. The leased facilities comprise approximately 38 thousand square feet.

In February 2011, the Company entered into a lease for an additional 13.8 thousand square feet in Attleboro, MA. The lease term is for one year and has an option to extend the lease for five additional one year periods. The Company renewed the lease in February 2012 for one additional year.

Item 3. Legal Proceedings.

We are not a party to any litigation which could have a material adverse effect on us or on our business and we are not aware of any pending or threatened material litigation against us.

Item 4. Not applicable

Part II

Item 5. Market for Registrant`s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

On December 31, 2011, we had approximately 870 shareholders. The high and low closing bid prices of our common stock for each quarter during the years ended December 31, 2011 and December 25, 2010 are shown below.

In the fourth quarter the Company repurchased 33,400 shares from employees to facilitate their exercise of stock options.

	2011		2010
	High	Low	High	Low
1st Quarter	$ 2.38	$ 1.65	$ 1.40	$ 1.05
2nd Quarter	$ 2.38	$ 1.75	$ 1.75	$ 1.25
3rd Quarter	$ 2.20	$ 1.65	$ 1.99	$ 1.50
4th Quarter	$ 2.20	$ 1.01	$ 1.85	$ 1.55

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

SELECTED FINANCIAL DATA

For the Fiscal Year:	2011	2010	2009	2008	2007

Summary of Operations

Product Revenue	$17,643	$19,913	$11,301	$14,456	$12,447
Cooperative Agreement Revenue	2,164	1,484	1,679	357	--
Operating Expenses	20,143	20,344	12,831	13,429	11,496
Operating Income (Loss)	(336)	1,054	149	1,384	950
Other Income (Expense), Net	(33)	(32)	(39)	(44)	(60)
Net Income (Loss) Before Taxes	(369)	1,021	110	1,340	890
Provision Benefit) for Income Taxes	(323)	311	(452)	(134)	(58)
Net Income (Loss)	(46)	710	562	1,474	949

Net Income (Loss) Per Basic Common Share	$0.00	$0.06	$0.04	$0.12	$0.08

Weighted Average Basic Number of Common Shares Outstanding	12,766	12,643	12,625	12,613	12,543

Net Income (Loss) Per Diluted Common Share	$0.00	$0.06	$0.04	$0.11	$0.07

Weighted Average Diluted Number of Common Shares Outstanding	12,766	12,882	12,931	13,243	13,299

Year-End Position

Working Capital	$5,580	$5,731	$5,020	$4,663	$3,549
Total Assets	$11,334	$10,611	$9,230	$8,367	$7,007
Long-term Obligations	$200	$176	$263	$152	$274
Stockholders` Equity	$8,802	$8,486	$7,553	$6,981	$5,406

SELECTED QUARTERLY FINANCIAL DATA

	First	Second	Third	Fourth
	Fiscal	Fiscal	Fiscal	Fiscal
	Quarter	Quarter	Quarter	Quarter
2011
Total Revenues	$5,840	$4,842	$4,901	$4,224
Gross Margin	$856	$959	$892	$249
Net Income (loss)	$16	$13	$28	$(103)
Net Income (loss) Per Basic Share	$0.00	$0.00	$0.00	$(0.01)
Net Income (loss) Per Diluted Common Share	$0.00	$0.00	$0.00	$(0.01)

2010
Total Revenues	$5,409	$5,187	$6,008	$4,793
Gross Margin	$1,050	$1,384	$1,485	$97
Net Income	$165	$450	$420	$(325)
Net Income (loss) Per Basic Share	$0.01	$0.04	$0.03	$(0.03)
Net Income (loss) Per Diluted Common Share	$0.01	$0.03	$0.03	$(0.03)

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

Overview

The Company provides advanced material solutions to the electronics, robotics, automotive, defense and other industries.

CPS` primary advanced material solution is metal matrix composites, a new class of materials which are a combination of metal and ceramic. CPS has a leading, proprietary position in metal matrix composites. Metal matrix composites have several superior properties compared to conventional materials including improved thermal conductivity, thermal expansion matching, stiffness and light weight, which enable higher performance and higher reliability in our customers` products.

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

The objective of the Cooperative Agreement with the U.S. Army is to further develop large hybrid metal matrix composite modules which integrally combine metal matrix composites and ceramics by enveloping ceramic tiles with MMCs. This system offers a lighter weight, durable, multi-hit capable and cost competitive alternative to conventional steel, aluminum and ceramic based armor systems. CPS hybrid hard face armor modules are comprised of multiple materials completely enveloped within and mechanically and chemically bonded to lightweight and stiff aluminum metal matrix composites. The Company believes that its hybrid hard face armor tiles will find application in many military vehicles as well as armored commercial vehicles.

CPS`s products are custom rather than catalog items. They are made to customers` blueprints and are used as components in systems built and sold by our customers. At any point in time our product mix will consist of some products with on-going production demand, and some products which are in the prototyping or evaluation stages at our customers. The Company seeks to have a portfolio of products which include products in every stage of the technology adoption lifecycle at our customers. CPS` growth is dependent upon the level of demand for those products already in production, as well as its success in achieving new "design wins" for future products.

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

The Company believes the underlying demand for metal matrix composites is growing as the electronics and other industries desire higher performance, higher reliability, and reduced costs. CPS believes that the Company is well positioned to offer our solutions to current and new customers as these demands grow. In 2011 its top three customers accounted for 71% of revenue and the remaining 29% of revenue was derived from 49 other customers. In 2010 the top three customers accounted for 68% of revenue and the remaining 32% of revenue was derived from approximately 45 customers.

Application of Critical Accounting Policies

Financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. As such, the Company is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. CPS`s significant accounting policies are presented within Note 2 to the financial statements; the significant accounting policies which management believes are most critical to aid in fully understanding and evaluating its reported financial results include the following:

Revenue Recognition ($ in 000)

Revenue is recognized in accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 104 which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

Shipping terms are customarily EXW (Ex-works), shipping point. Revenues for products sold in the normal course of business are recognized upon shipment when delivery terms are EXW shipping point and all other revenue recognition criteria have been met.

The Company also has consigned inventory agreements with a few customers. For product shipped under consigned inventory agreements, the Company recognizes revenue when the customer either notifies CPS that they have picked the product from the consigned inventory or, in some cases, when sixty days have elapsed from the date the shipment arrives at the customer`s location. Of the total finished goods inventory of $1,987 at December 31, 2011, $864 was located at the Company`s facility in Norton, Massachusetts and $1,363 was located at customers` locations pursuant to consigned inventory agreements. Of the total finished goods inventory of $865 at December 25, 2010, $525 was located at the Company`s facility in Norton, Massachusetts and $341 was located at customers` locations pursuant to consigned inventory agreements.

Advance payments, if any, in excess of revenue recognized are recorded as deferred revenue.

In 2008, CPS entered into a cooperative agreement with the US Army Research Laboratory to perform research and development concerning hybrid metal matrix composite encapsulated ceramic armor technology. The Cooperative Agreement is a four-year agreement which is 95% funded by the US Department of Defense and 5% funded by CPS.

Revenues on this Cooperative Agreement are recognized proportionally as costs are incurred. The Company is reimbursed for reasonable and allocable costs up to the reimbursement limits set by the Cooperative Agreement. All payments to the Company for work performed on this Cooperative Agreement are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments, if any, are recognized in the period made.

The Cooperative Agreement extends for four years and provides for funding of up to $8,340 over the four years, but actual funding is provided incrementally on a year-to-year basis, depending on, among other factors, if yearly objectives are met and if Congress authorizes the funds. If the total $8,340 in funding is provided by the Government, the Company`s cost share will amount to $439 over the term of the Agreement. As of December 31, 2011, the Company has been approved for $6,627 in funding of which $5,684 has been invoiced through December 31, 2011.

Accounts Receivable

The Company performs ongoing monitoring of the status of it`s receivables based on the payment history and the credit worthiness of our customers, as determined by a review of their current credit information. Management continuously monitors collections and payments from customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been low and within expectations, there is no guarantee that we will continue to experience the same credit loss rates as in the past. Although the Company`s major customers are large and have a favorable payment history, a significant change in the liquidity or financial position of one of them could have a material adverse impact on the collectability of accounts receivable and future operating results.

Inventory

The Company has a build-to-order business model and manufactures product to ship against specific purchase orders; occasionally CPS manufactures product in advance of anticipated purchase orders to level load production or prepare for a ramp-up in demand. In addition, 100% of the Company`s products are custom, meaning they are produced to a customer`s blueprint and generally cannot be used for any other purpose. Purchase orders generally have cancellation provisions which vary from customer to customer, but which can result occasionally in CPS producing product which the customer is not obligated to purchase. However, once a product has gone into production, most customer orders are recurring and order cancellations are rare. The Company`s general obsolescence policy is to write off obsolete inventory when there has been no activity on a particular part for a twelve month period and there are no pending customer orders.

In some cases, customers place blanket purchase orders and request the Company to maintain inventory sufficient to respond quickly upon receiving a shipment request. In other cases, as was the case at the end of 2011, the company may deliberately produce product for which the customers` expected shipment dates are in the future to more efficiently schedule production resources. In either case there is minimal obsolescence risk as the products typically have a life which extends over a number of years and do not deteriorate over time.

In determining inventory cost, the Company uses the first-in, first-out method and states inventory at the lower of cost or market. Virtually all of the Company`s inventory is customer specific; as a result, if a customer`s order is cancelled, it is unlikely that CPS would be able to sell that inventory to another customer. Likewise, if the Company chooses to manufacture product in advance of anticipated purchase orders and those orders did not materialize, it is unlikely that it would be able to sell that inventory to another customer. The value of CPS`s work in process and finished goods is based on the assumption that specific customers will take delivery of specific items of inventory.

The Company has not experienced losses to date as a result of customer cancellations and has not established a reserve for such cancellations.

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

Income Taxes

Deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and if appropriate, a valuation allowance is established to reduce deferred tax assets to an amount which is judged to be more likely than not realizable. The valuation allowance is based on its estimates of taxable income by jurisdiction in which the Company operates and the period over which its deferred tax assets will be recoverable.

Results of Operations

Year ended December 31, 2011 (“2011”) compared to the year ended December 25, 2010 (“2010”).

Total revenues were $19.8 million in 2011, compared to total revenues $21.4 million in 2010, a 7% decrease. The decrease was primarily due to a decline in demand for lids and heatspreaders used in network and internet routers and switches and lower prices on certain products, offset in part by increased demand for baseplates for traction and hybrid automobile applications.

Gross Margin in 2011 totaled $3.0 million. This represented a 16% gross margin on product sales, compared to $4.0 million gross margin generated in 2010 (19% on product sales). These decreases were due to lower prices on certain products and reduced unit volumes, offset in part by improvements in manufacturing. The margin on the research and development cooperative agreement varies somewhat depending upon the nature of the costs incurred which specify different overhead rates.

Selling, general and administrative (SG&A) expenses totaled $3.3 million in 2011, compared to $3.0 million in 2010. The increase is due primarily to compensation and benefits costs, including the addition of a 401K match program, partially offset by the reductions in sales commissions.

The operating loss for 2011 totaled $0.4 million versus an operating income of $1.0 million in the comparable period for 2010. The decrease was due primarily to a combination of price reductions on certain products and higher personnel costs in the SG&A area, offset in part be improvements in the manufacturing operations. Other Income and Expense (net) was largely unchanged year to year. The Loss before Taxes in 2011 totaled $369 thousand versus a Profit before Tax of $711 thousand. This decrease was due to the same factors cited above for the change at the operating income level. The tax benefit in 2011 was $323 thousand compared to a tax provision of $311 thousand 2010.

Year ended December 25, 2010 (“2010”) compared to the year ended December 26, 2009 (“2009”).

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

In 2010 and 2009, research and development costs were incurred related to the Cooperative Agreement with the US Army. These costs consist of materials, labor, overhead expenses, general and administrative expenses, and equipment purchases. Total expenditures incurred in 2010 and 2009 under this Agreement amounted to $1.557 million and $1.775 million, respectively, of which $1.328 million and $1.541 million, respectively, is included in cost of research and development under cooperative agreement in the Statement of Income. $1.484 million and $1.679 million in 2010 and 2009, respectively, were funded by the US Army and are classified as research and development cooperative agreement revenues in the Statement of Income.

Operating Costs

Operating costs consist of cost of product sales, cost of research and development under the Cooperative Agreement, and selling, general, and administrative expenses. Total operating costs were $20.3 million and $12.8 million for the fiscal years 2010 and 2009, respectively.

Cost of sales for 2010 and 2009 were $17.4 million and $10.7 million, respectively. The increase in cost of sales in 2010 compared to 2009 was primarily the result of increases in labor and materials associated with increased shipments.

Gross margins on product revenue for 2010 and 2009 were 19.4% and 18.7%, respectively. The increased revenue in 2010 resulted in fixed costs being spread over a larger base, positively affecting gross margins; however, lower manufacturing yields in Q4 2010 reduced gross margins, resulting in essentially flat margins year to year. Lower manufacturing yields in Q4 were primarily caused by a change in raw materials and this issue was resolved in Q1 2011. The lower manufacturing yields in Q4 2010 increased raw material costs and labor costs, including overtime.

Cost of sales for 2010 and 2009 for the Cooperative Agreement were $1.328 million and $1.541 million, respectively.

Cost of sales for the Cooperative Agreement includes a portion of the 5% cost share from CPS for 2010 and 2009 of $61 thousand and $81 thousand, respectively.

Selling, general and administrative (SG&A) expenses for 2010 and 2009 were $3.0 million and $2.1 million, respectively. The increase in SG&A expenses in 2010 was primarily the result of higher commissions paid to sales representatives and increased compensation expense related to stock option grants made in July 2010.

Other Expense, Net

The Company had net other expense of $32 thousand and $39 thousand for 2010 and 2009, respectively. These amounts were primarily interest expense for production equipment on capital leases, offset partially by interest income on cash balances.

Income Taxes

The Company recorded income tax expense of $311 thousand in 2010 which includes a $222 thousand deferred tax expense consisting of $396 thousand resulting from the use and expiration of certain net operating loss carry forward offset by changes in deferred taxes related to stock compensation and depreciation. The current federal tax expense of $45 thousand relates to alternative minimum tax. The Company incurred $43 thousand of current state tax expense in 2010.

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

Certain provisions of the Internal Revenue Code limit the annual utilization of net operating loss carryforwards if a change in ownership as defined, occurs. The Company believes that it did not have an ownership change as defined through the year ending December 31, 2011; therefore, at December 31, 2011 all net operating loss carryforwards are available to offset future taxable income.

The reduction in the valuation allowance in 2009 to $0 means that if, in future periods, taxable income falls significantly below projections there is a risk of deferred tax assets not being realized and additional tax expense being recorded.

Liquidity and Capital Resources

The Company`s cash and cash equivalents at December 31, 2011 totaled $1.1 million, compared with cash and cash equivalents at December 25, 2010 of $1.8 million. Cash declined primarily as a result of increases in inventories offset in part by a decrease in accounts receivables and an increase in payables.

Accounts receivable at December 31, 2011 totaled $3.1 million compared with $3.9 million at December 25, 2010. DSOs (Days Sales Outstanding) decreased to 66 from 74 in these respective periods. The accounts receivable balance at the end of December 31, 2011, and December 25, 2010 were net of an allowance for doubtful accounts of $10 thousand and $5 thousand, respectively.

Inventories increased to $3.1 million on December 31, 2011 from $1.5 million at December 25, 2010. While raw materials and work in process inventory rose only $.5 million, nearly all of the increase in inventories was in finished goods. Given the forecast provided by key customers, it was decided to build inventory of a few key products. These products are “designed in” and in virtually all cases are products that the Company expects to be making for at least the next few years with minimal obsolescence risk.

All consigned inventory is shipped under existing purchase orders and per customers` requests. Of the total finished goods inventory of $2.0 million at December 31, 2011, $1.4 million was located at customers` locations pursuant to consigned inventory agreements. Of the total finished goods inventory of $.9 million at December 25, 2010, $.5 million was located at customers` locations pursuant to consigned inventory agreements.

The Company financed its working capital during 2011 and 2010 with existing cash balances. The Company expects it will continue to be able to fund its working capital requirements during 2012 from a combination of existing cash and its bank line of credit.

In May 2011, the Company renewed a $1.0 million revolving line of credit with Sovereign Bank. The line of credit is secured by the accounts receivable and other assets of the Company. The revolving line of credit has a one-year term although management believes it is likely that Sovereign Bank and the Company will renew the line at the end of the term. During 2011 there were no borrowings under this line.

An equipment financing facility with Sovereign Bank allows the Company to finance up to $1.25 million of eligible equipment. As of year-end 2011 the Company had $0.8 million available remaining on the Sovereign lease line. Equipment financed by the Sovereign equipment lease qualifies for treatment as a capital lease.

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

Contractual Obligations

Our contractual obligations at year-end 2011 consist of the following:

Payments Due by Period (in $000)
	Total	Less than one year	1-3 years	4-5 years	More than 5 years
Capital lease obligations, including interest	$ 429	$ 222	$ 207	None	None
Operating lease obligations	$ 704	$ 221	$ 295	$ 188	None

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

A summary of recent accounting standards is included in Note 2 to the financial statements.

Inflation

Inflation had no material effect on the results of operations or financial condition during the last few years. There can be no assurance however, that inflation will not affect our operations or business in the future.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

We are not significantly exposed to the impact of interest rate changes and foreign currency fluctuations. We have not used derivative financial instruments.

Item 8. Financial Statements and Supplementary Data

See Index to the Company`s Financial Statements and the accompanying notes which are filed as part of this Annual Report on Form 10-K..

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of the Company`s disclosure controls and procedures as such item is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

In September 2011 an experienced CFO was hired to augment the finance and accounting group. Other than this change, which strengthens the group there were no material changes in the Company`s internal control over financial reporting in the fourth quarter of fiscal 2011.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company`s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in the "Internal Control Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company`s internal control over financial reporting was effective as of December 31, 2011.

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

The names of the directors and executive officers of the Company and certain information about them as of December 31, 2011 are listed below.

Name	Age	Position
Grant C. Bennett	57	President, Chief Executive Officer
Ralph M. Norwood	68	Chief Financial Officer
Francis J. Hughes, Jr.	61	Director
Daniel Snow	40	Director

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

Mr. Norwood joined the Company as Chief Financial Officer on September 30, 2011. He came to the Company from Navigator Advisors LLC where he had served as President since he founded the firm in 2006. From 2002 until 2005 he served as the Vice-President and Chief Financial Officer of SatCon Technology Inc. in Boston. Previously he had served for over 20 years at Polaroid Corporation in various capacities including Vice-President and Treasurer, Vice-President and Controller and Worldwide Manufacturing Controller. Mr. Norwood is a CPA and has an MBA from the Darden School at the University of Virginia.

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

Board Meetings and Attendance.

The Board held six meetings during the fiscal year ended December 31, 2011. Each Board member attended more than 75% of the meetings of the Board and of the committees on which he served which were held during the period for which he was a director or committee member.

Committees

The Board has an Audit Committee and a Compensation Committee, but not a Nominating Committee.

Audit Committee

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Francis J. Hughes, Jr. and Daniel C. Snow. The Audit Committee met four times in fiscal 2011.

The Board of Directors has determined that Francis J. Hughes, Jr. and Daniel C. Snow are both audit committee financial experts as defined by Item 401(h) of Regulations S-K of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Compensation Committee

Each member of the Compensation Committee is independent as defined in Rule 4200(a)(15) of the National Association of Securities Dealers` listing standards. The Compensation Committee makes recommendations concerning salaries and incentive compensation, awards equity compensation to employees and consultants under our equity incentive plans and otherwise determines compensation levels and performs other functions regarding compensation that are delegated by the Board. The members of the Compensation Committee are Daniel C. Snow and Francis J. Hughes, Jr. The Compensation Committee met two times in fiscal 2011.

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

Directors` Compensation

The Company adopted the 2009 Stock Incentive Plan ("2009 Plan") on December 10, 2009. Under the terms of the 2009 Plan, all of the Company`s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock awards, or other stock-based awards. In 2011, Mr. Hughes and Mr. Snow did not received any grants to purchase options of the Company`s common stock.

In addition to stock options, beginning with Q3, 2010, directors receive cash payments of $1,000 per meeting attended, as well as $2,500 for each fiscal quarter in which the Company meets certain financial performance criteria. The Company met these criteria in Q1 2011, Q2 2011 and Q3 2011, but did not meet these criteria in Q4 2011.

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

Item 11. Executive Compensation

Executive Officer Summary Compensation Table

The following table shows compensation earned during the three most recent fiscal years by our chief executive officer, chief financial officer, and all other executive officers. For the purpose of executive compensation and related person disclosure, we refer to these individuals collectively as the Named Executive Officers.

NAMED EXECUTIVE OFFICER SUMMARY COMPENSATION TABLE

Name & Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incen-tive Plan Com-pen-sation ($)	Change in Pension Value and Non qualified Deferred Com-pensation Earnings ($)	All Other Com-pen-sation ($)	Total ($)

Grant	2011	$155,826	$ 15,088	$0	$0	$0	$0	$0	$170,914
Bennett	2010	$168,845	$ 203	$0	$0	$0	$0	$0	$169,048
CEO	2009	$120,679	$15,038	$0	$0	$0	$0	$0	$135,717

Ralph	2011	$ 30,553	$0	$0	$3,956	$0	$0	$0	$ 34,509
Norwood	--	--	--	--	--	--	--	--	--
CFO	--	--	--	--	--	--	--	--	--

Richard	2011	$140,656	$ 7,588	$0	$37,710	$0	$0	$122,400	$308,354
Adams	2010	$149,448	$ 203	$0	$18,385	$0	$0	$0	$168,036
CTO & Senior VP	2009	$121,059	$ 7,538	$0	$0	$0	$0	$0	$128,597

Mark	2011	$117,307	$ 7,588	$0	$50,951	$0	$0	$23,211	$199,057
Occhionero	2010	$122,557	$ 203	$0	$24,804	$0	$0	$0	$147,564
VP Marketing	2009	$ 99,859	$5,250	$0	$0	$0	$0	$0	$105,109

Cheryl	2011	$107,509	$ 5,300	$0	$3,116	$0	$0	$0	$115,925
Oliveira	2010	$109,981	$ 217	$0	$1,519	$0	$0	$0	$111,717
VP Sales	2009	$88,892	$5,250	$0	$0	$0	$0	$0	$ 94,142

The dollar amounts listed in “Option Awards ($)” above represent the dollar amount recognized on the Company`s 2011 Financial Statements as compensation expense resulting from options held by the Named Executive Officer. This dollar amount is determined pursuant to
FASB ASC718. See “Stock Option Grants and Exercises” below for additional information relating to the options held by these Named Executive Officers.

Change-of-Control Agreements

None of the Named Executive Officers described in the Summary Compensation Table above have entered into a change-of-control agreement with the Company. All options granted to all employees, including the officers listed above, are subject to accelerated vesting in the event of a change of control as described in the option plans.

Stock Option Grants And Exercises

In fiscal 2011 a total of 124,000 stock options were granted to employees under the Company`s 2009 Stock Incentive Plan of which a total of 75,000 stock options was granted to Mr. Norwood as part of his offer to join the company as Chief Financial Officer.

In fiscal 2011 there were no stock options granted to directors.

In fiscal 2011 a total of 14,000 stock options were exercised by Dr. Mark Occhionero, VP Marketing, a Named Executive Officer, a total of 72,000 stock options were exercised by Mr. Richard Adams, CTO & Sr. VP; no stock options were exercised by the other Named Executive Officers.

AGGREGATED OPTION EXERCISES IN FISCAL 2011
AND FISCAL 2011 YEAR END OPTION VALUES FOR
NAMED EXECUTIVE OFFICERS

			Number of Securities Underlying Unexercised Options at December 31, 2011				Value of Unexercised In-the-Money Options at December 31, 2011
Name	Shares Acquired On Exercise (#)	Value Realized ($)	Exer-cisable	Exer-cise Price	Expir-ation Date	Un- exer-cisable	Exer-cisable	Un- exer-cisable

Grant Bennett	0	$0	0	--	--	0	$0	$0
Ralph Norwood	0	$0	0	--	--	75,000	$0	$0
Richard Adams	72,000	$144,000	201,000	$0.31 to $1.53	May 29, 2013 through July 9, 2020	121,000	$258,780	$38,720
Mark Occhionero	14,000	$27,482	147,371	$0.31 to $1.53	May 29, 2013 through Jul 7, 2020	163,484	$163,658	$3,200
Cheryl Oliveira	0	$0	52,500	$1.37 To $1.53	August 8, 2015 through July 9, 2020	10,000	$24,800	$52,315

The value of unexercised in-the-money options is based on the fair market value of our common stock as of December 31, 2011 of $1.85 per share, minus the exercise price, multiplied by the number of shares underlying the option.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of December 31, 2011, with respect to the beneficial ownership of the Company`s Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each Director of the Company, (iii) each Executive Officer of the Company named above in the Summary Compensation Table, and (iv) all Directors and Officers as a group:

Name and Address of Beneficial Owner	Common Stock Beneficially Owned	Notes (1)	Percentage of Shares of Common Stock Outstanding
ARD Master, L.P. 10 Tremont Street 3rd Floor Boston, MA 02109	2,184,789	(2)	16.9%
Norman J. Wechsler P.O. Box 5123 Mt. Crested Butte, CO 81225	1,373,929	(3)	10.6%
DIRECTORS AND OFFICERS:
Grant C. Bennett President and Chief Executive Officer	1,564,554		12.0%
Richard W. Adams Chief Technical Officer and Senior Vice President of Engineering	394,000	(4)	3.0%
Mark A. Occhionero Vice President Marketing and Senior Scientist	328,855	(5)	2.5%
Ralph M. Norwood Chief Financial Officer	75,000	(10)	*
Cheryl Oliveira Vice President Sales	62,500	(6)	*
Daniel C. Snow Director	39,000	(7)	*
Francis J. Hughes, Jr. Director	2,287,789	(8)	17.7%
	--------------		---------
All directors and officers as a group (7 persons)	4,733,698	(9)	36.6%
	========		=====

*Less than 1% of the total number of outstanding shares of Common Stock.

1. The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, each stockholder referred to above has sole voting and investment power with respect to the shares listed.
2. Consists of 2,184,789 shares owned by ARD Master L.P., Excludes 72,000 shares and options to purchase 31,000 shares of common stock held by Mr. Hughes.
3. Consists of 1,373,929 shares owned by CYB Master LLC. Mr. Wechsler may be deemed to be the beneficial owner of these shares by virtue of being the sole person in a position to direct the voting and investment decisions of CYB Master LLC.
4. Consists of 72,000 shares owned by Mr. Adams and options to purchase 322,000 shares of common stock.
5. Consists of 18,000 shares owned by Dr. Occhionero and options to purchase 310,855 shares of common stock.
6. Consists of options to purchase 62,500 shares of common stock.
7. Consists of options to purchase 39,000 shares of common stock
8. Consists of shares described in Footnote 2 above owned by ARD Master, L.P., plus 72,000 shares of common stock and options to purchase 31,000 shares of common stock held by Mr. Hughes.
9. Consists of all shares and options to purchase shares owned by Messrs. Hughes, Snow, Bennett, Adams, Occhionero, Ms. Oliveira and Mr. Norwood.
10. Consists of 75,000 options to purchase shares of common stock.

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

To our knowledge, based solely on a review of the copies of the reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent stockholders were complied with and no reports or transactions were filed late.

COMPENSATION COMMITTEE REPORT

General

Compensation of our senior executives is determined by the Compensation Committee of the Board (“Committee”).

The Committee, comprised entirely of independent directors as defined in Rule 4200(a)(15) of the National Association of Securities Dealers` listing standards, meets to set annual salaries in advance and bonuses for the current year, to review annual goals and to reward outstanding annual performance of executive officers and to grant stock options pursuant to our stock plans. The Committee has considered executive officers` compensation matters at several meetings in 2011. During those meetings, the Committee consulted with senior management, reviewed and approved corporate goals and objectives relevant to compensation matters, evaluated the performance of certain executives and considered, among other factors, third party studies of executive compensation for comparable companies, and the Company`s performance and relative stockholder return. The results of some of the actions taken from those meetings are included under the heading "Executive Officer Compensation" in Form 10-K.

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

Bonus

We believe that executive performance may be maximized through a system of incentive awards. Toward this end, the Committee adopted several years ago a discretionary cash incentive plan and has paid bonuses some years and not paid bonuses some years. For all cash incentive arrangements, the award earned depends primarily on the extent to which our performance objectives are achieved. Each fiscal year the Committee will review and approve our annual performance objectives and our executive officers` performance. Our objectives consist of operating, strategic and financial goals that are considered to be critical to our overall goal: building stockholder value. For the fiscal year ended December 31, 2011, the Committee had determined that the primary goal in building stockholder value was meeting sales growth and profit targets.

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

From the members of the Compensation Committee:
Daniel C. Snow (Chairman)
Francis J. Hughes, Jr.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accounting Fees and Services.

Fees billed to the Company`s independent accountants in the last two fiscal years are:

	Wolf & Company PC
	2011	2010
Audit fees	$ 90,374	$ 91,102
Tax fees	6,000	6,000
	=======	=======

Audit Fees consist of aggregate fees for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2011 and December 25, 2010, respectively.

At present, our Audit Committee approves each engagement for audit or non-audit services before we engage Wolf & Company, P.C.(Wolf & Company), or any other accounting firm, to provide those services. Our audit committee has not established any pre-approval policies or procedures that would allow our management to engage Wolf & Company to provide any specified services with only an obligation to notify the Audit Committee of the engagement for those services. None of the services provided by Wolf & Company for fiscal 2011 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

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

The Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2011 with management. Furthermore, the Audit Committee has discussed with Wolf & Company, P.C., our independent auditors for the fiscal year ended December 31, 2011, the matters required to be discussed pursuant to Statement on Auditing Standards No. 61, as amended. The Audit Committee has received the written disclosures from Wolf & Company, P.C., required by Independence Standards Board Standard No. 1 and has discussed with Wolf & Company, P.C., such auditing firm`s independence.

Based on these reviews and discussions, the Audit Committee recommended to the Board that the audited financial statements be included in this, our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The Audit Committee has also recommended to the Board the selection of Wolf & Company, P.C., as the Company`s independent auditors for the fiscal year ending December 29, 2012, and the Board has approved that recommendation.

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

CPS TECHNOLOGIES CORPORATION
By:	/s/ Grant C. Bennett President and Chief Executive Officer March 28, 2012

Pursuant to the Requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Grant C. Bennett	President and Chief Executive Officer	March 28, 2012
Grant C. Bennett
/s/ Ralph M. Norwood	Chief Financial Officer	March 28, 2012
Ralph M. Norwood

/s/ Francis J. Hughes, Jr.	Director	March 28, 2012
Francis J. Hughes

/s/ Daniel C. Snow	Director	March 28, 2012
Daniel C. Snow

CPS TECHNOLOGIES CORPORATION

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Restated Certificate of Incorporation of the Company, as amended, is incorporated herein by reference to Exhibit 3 to the Company`s Registration Statement on Form 8-A (File No. 0-16088)
3.2*	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3.2 to the Company`s Registration Statement on Form S-1 (File No. 33-14616)(the `1987 S-1Registration Statement`)
4.1*	Specimen certificate for shares of Common Stock of the Company is incorporated herein by reference to Exhibit 4 to the 1987 S-1 Registration Statement
4.2*	Description of Capital Stock contained in the Restated Certificate of Incorporation of the Company, as amended, filed as Exhibit 3.1
10.5*(1)	Retirement Savings Plan, effective September 1, 1987 is incorporated by reference to Exhibit 10.35 to the Company`s 1989 S-1 Registration Statement
10.21*	1999 Stock Incentive Plan adopted by the Company`s Board of Directors on January 22, 1999
10.22*	2009 Stock Incentive Plan ("2009 Plan") on December 10, 2009.
23.1	Consent of Wolf & Company, P.C.
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated herein by reference.

(1) Management Contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

INDEX TO FINANCIAL STATEMENTS
OF
CPS TECHNOLOGIES CORPORATION

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2011 and December 25, 2010
Statements of Operations for the years ended December 31, 2011, December 25, 2010 and December 26, 2009
Statements of Stockholders` Equity for the years ended December 31, 2011, December 25, 2010 and December 26, 2009
Statements of Cash Flows for the years ended December 31, 2011, December 25, 2010 and December 26, 2009
Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CPS Technologies Corporation
Norton, Massachusetts

We have audited the accompanying balance sheets of CPS Technologies Corporation (the “Company”) as of December 31, 2011 and December 25, 2010 and the related statements of operations, stockholders` equity and cash flows for each of the years in the three-year period ended December 31, 2011. These financial statements are the responsibility of the Company`s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CPS Technologies Corporation as of December 31, 2011 and December 25, 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.
Boston, Massachusetts
March 28, 2012

CPS TECHNOLOGIES CORPORATION
BALANCE SHEETS

	December 31,	December 25,
	2011	2010
ASSETS	-------------	-------------

Current assets:
Cash and cash equivalents	$ 1,142,429	$ 1,803,222
Accounts receivable-trade,
net of allowance for doubtful accounts
of $10,000 and $5,000, at December 31, 2011
and December 25, 2010, respectively	3,112,960	3,922,962
Inventories	3,138,617	1,523,758
Prepaid expenses and other current assets	152,444	76,579
Deferred taxes	287,056	354,774
	-------------	-------------
Total current assets	7,833,506	7,681,295
	-------------	-------------
Property and equipment:
Production equipment	7,128,202	6,462,311
Furniture and office equipment	353,781	325,880
Leasehold improvements	735,099	677,529
	-------------	-------------
Total cost	8,217,082	7,465,720
Accumulated depreciation
and amortization	(6,154,193)	(5,402,781)
Construction in progress	244,156	121,362
	-------------	-------------
Net property and equipment	2,307,045	2,184,301
	-------------	-------------
Deferred taxes, non-current portion	1,193,761	745,505
	-------------	-------------
Total assets	$11,334,312	$10,611,101
	========	========

(continued)

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
BALANCE SHEETS

	December 31,	December 25,
LIABILITIES AND STOCKHOLDERS`	2011	2010
EQUITY	-------------	-------------

Current liabilities:
Accounts payable	$ 1,463,997	$ 812,564
Accrued expenses	660,031	884,259
Obligations under capital leases,
current portion	208,504	253,167
	-------------	-------------
Total current liabilities	2,332,532	1,949,990

Obligations under capital
leases, non-current	199,738	175,561
	-------------	-------------
Total liabilities	2,532,270	2,125,551
	-------------	-------------
Commitments (note 4)
Stockholders` Equity
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 12,921,942 and 12,698,842;
outstanding 12,865,659 and 12,675,959 shares;
at December 31, 2011 and December 25, 2010,
respectively	129,220	126,989
Additional paid-in capital	33,569,896	33,136,420
Accumulated deficit	(24,762,759)	(24,717,024)
Less cost of 56,283 and 22,883 common shares repurchased at December 31, 2011 and December
25, 2010, respectively	(134,315)	(60,835)
	-------------	-------------
Total stockholders` equity	8,802,042	8,485,550
	-------------	-------------
Total liabilities and stockholders`
equity	$ 11,334,312	$ 10,611,101
	========	========

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011, DECEMBER 25, 2010,
AND DECEMBER 26, 2009

	2011	2010	2009
	------------	------------	------------
Revenues:
Product sales	$ 17,643,151	$ 19,913,420	$ 11,300,765
Research and development under
cooperative agreement	2,164,001	1,483,898	1,679,391
	------------	------------	------------
Total revenues	19,807,152	21,397,318	12,980,156

Cost of product sales	14,878,123	16,053,051	9,191,388
Cost of research and development
under cooperative agreement	1,973,114	1,328,315	1,541,355
	------------	------------	------------
Gross Margin	2,955,915	4,015,952	2,247,413

Selling, general, and
administrative	3,291,745	2,962,366	2,098,315
	------------	------------	------------
Income (loss) from operations	(335,830)	1,053,586	149,098

Other expense, net	(32,671)	(32,424)	(38,906)
	------------	------------	------------
Income (loss) before income tax	(368,501)	1,021,162	110,192
Income tax provision (benefit)	(322,766)	310,973	(452,223)
	------------	------------	------------
Net income (loss)	($ 45,735)	$ 710,189	$ 562,415
	=======	========	=======

Net income (loss) per
basic common share	($ 0.00)	$ 0.06	$ 0.04

Weighted average number of
basic common shares
outstanding	12,765,774	12,642,517	12,624,959
Net income ( loss) per
diluted common share	($ 0.00)	$ 0.06	$ 0.04
Weighted average number of
diluted common shares
outstanding	12,765,774	12,881,542	12,930,575

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF STOCKHOLDERS` EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011, DECEMBER 25, 2010,
AND DECEMBER 26, 2009

	Common stock
	----------------------		Additional			Stock-
	Number of	Par	Paid-in	Accumulated	Stock	holders`
	shares issued	Value	capital	deficit	repurchased	equity
	----------	-----	----------	----------	------	--------
Balance at
December 27, 2008	12,647,842	$ 126,479	$ 32,904,670	$(25,989,628)	$ (60,835)	$6,980,686

Share-based
compensation expense	--	--	10,320	--	--	10,320

Net Income	--	--	--	562,415	--	562,415
	----------	-------	----------	----------	------	--------
Balance at
December 26, 2009	12,647,842	$ 126,479	$ 32,914,990	$(25,427,213)	$ (60,835)	$ 7,553,421

Share-based
compensation expense	--	--	163,431	--	--	163,431

Tax benefit from
share-based
compensation	--	--	23,149	--	--	23,149

Issuance of common
stock pursuant to
exercise of stock
options	51,000	510	34,850	--	--	35,360

Net Income	--	--	--	710,189	--	710,189
	----------	-------	----------	----------	------	--------
Balance at
December 25, 2010	12,698,842	$ 126,989	$ 33,136,420	$(24,717,024)	$ (60,835)	$ 8,485,550

Share-based
compensation expense	--	--	210,125	--	--	210,125

Tax benefit from
share-based
compensation	--	--	126,049	--	--	126,049

Repurchase of
common stock	--	--	--	--	(73,480)	(73,480)

Issuance of common
stock pursuant to
exercise of stock
options	223,100	2,231	97,302	--	--	99,533

Net Loss	--	--	--	(45,735)	--	(45,735)
	----------	-------	----------	----------	------	--------
Balance at
December 31, 2011	12,921,942	$ 129,220	$ 33,569,896	$(24,762,759)	$ (134,315)	$ 8,802,042
	=========	========	==========	==========	========	=========

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011, DECEMBER 25, 2010,
AND DECEMBER 26, 2009

	2011	2010	2009
	---------	---------	---------
Cash flows from operating activities:
Net income (loss)	$ (45,735)	$ 710,189	$ 562,415
Adjustments to reconcile net income (loss)
to cash provided by operating
activities:
Share-based compensation	210,125	163,431	10,320
Depreciation and amortization	751,411	748,859	724,308
Loss on sale of property and equipment	--	--	535
Deferred taxes	(380,538)	222,417	(479,541)
Excess tax benefit from stock options
exercised	(126,049)	(23,149)	--
Provision for bad debt	18,011	17,205	24,781
Changes in operating assets and liabilities:
Accounts receivable - trade	791,991	(1,353,032)	(472,228)
Inventories	(1,614,859)	548,452	(382,510)
Prepaid expenses and other current assets	(75,865)	(9,818)	(807)
Accounts payable	651,433	312,188	211,442
Accrued expenses	(98,179)	263,150	(36,449)
	---------	---------	---------
Net cash provided by operating	$81,746	$1,599,892	$162,266
activities
	---------	---------	---------
Cash flows from investing activities:
Purchases of property and equipment	(635,255)	(640,056)	(293,521)
Proceeds from sale of property and equipment	--	--	100
	---------	---------	---------
Net cash used by
investing activities	$ (635,255)	$ (640,056)	$ (293,421)
	-------------	-------------	-------------
Cash flows from financing activities:
Payment of capital lease obligations	(259,386)	(288,723)	(348,447)
Excess tax benefit from stock options exercised	126,049	23,149	--
Proceeds from issuance of common stock	99,533	35,360	--
Repurchase of common stock	(73,480)	--	--
Proceeds from capital lease financing	--	--	394,783
	-------------	-------------	-------------
Net cash provided (used) by financing activities	(107,284)	(230,214)	46,336
	-------------	-------------	-------------
Net increase (decrease) in cash and cash equivalents	(660,793)	729,622	(84,819)

Cash and cash equivalents at beginning of year	1,803,222	1,073,600	1,158,419
	---------	---------	---------
Cash and cash equivalents at end of year	$ 1,142,429	$ 1,803,222	$ 1,073,600
	=======	=======	=======
Supplemental cash flow information:
Acquisition of production equipment under capital leases	$ 238,900	$ 185,270	$ 69,163
Income taxes paid, net of refund	$ 11,900	$ --	$ 181,495
Interest paid	$ 32,672	$ 32,427	$ 38,409

See accompanying notes to financial statements.

CPS Technologies Corporation
Years Ended December 31, 2011, December 25, 2010, and December 26, 2009
Notes to Financial Statements

(1) Nature of Business

CPS Technologies Corporation (the “Company”) provides advanced material solutions to the electronics, robotics, automotive and other industries. The Company`s primary advanced material solution is metal matrix composites which are a combination of metal and ceramic.

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

(2)(c) Inventories

Inventories are stated at the lower of cost or market, as determined under the first-in, first-out method (FIFO), or market. A reserve for obsolete inventories, if any, is based on factors regarding the sales and usage of such inventories, including inventories manufactured for specific customers. The Company`s general obsolescence policy is to write off obsolete inventory when there has been no activity on a particular part for a twelve month period and there are no pending customer orders.

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

(2)(e) Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. Recoverability is assessed based on estimated undiscounted future cash flows. As of December 31, 2011 and December 25, 2010, the Company believes that there has been no impairment of its long-lived assets.

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

The Company`s shipping terms are customarily EXW shipping point. Revenues for products sold in the normal course of business are recognized upon shipment when delivery terms are EXW shipping point and all other revenue recognition criteria have been met.

The Company has entered into consigned inventory agreements with a few customers. For products shipped under consigned inventory agreements, the Company recognizes revenue when either the customer notifies CPS that they have picked the product from the consigned inventory or, in some cases, when sixty days have elapsed from the date the shipment arrives at the customer`s location.

In 2008, the Company entered into a Cooperative Agreement with the US Army Research Laboratory to perform research and development concerning hybrid metal matrix composite encapsulated ceramic armor technology. The Cooperative Agreement is a four-year agreement which is 95% funded by the US Department of Defense and 5% funded by CPS.

Revenues on this Cooperative Agreement are recognized proportionally as costs are incurred. The Company is reimbursed for reasonable and allocable costs up to the reimbursement limits set by the Cooperative Agreement. All payments to the Company for work performed on this Cooperative Agreement are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments, if any, are recognized in the period made.

While this Cooperative Agreement extends for four years, funding is provided incrementally on a year-to-year basis if contract terms are met and Congress has authorized the funds. The total initial funding of the Cooperative Agreement over the four year term is $8.779 million of which the Company`s cost share is $439 thousand and reimbursement from the U.S. Army is $8.340 million. Authorized funding through December 31, 2011 is $6.626 million of which the Company has billed and recognized $5.684 million of revenue. Amounts due at December 31, 2011 and December 25, 2010 for billings under the Cooperative Agreement amount to $670,196 and $460,910, respectively.

(2)(g) Research and Development Costs

In 2011, cost incurred related to total funding under the Cooperative Agreement were $2.259 million of which $2.164 million is reimbursed by the U.S. Army and $95 thousand is the Company`s cost share The revenue recognized by the Company of $2.164 million less the Company`s research and development costs of $1.973 million resulted in a gross margin of $191 thousand.

In 2010, costs incurred under the Cooperative Agreement were $1.549 million of which $1.484 million is reimbursed by the U.S. Army and $65 thousand is the Company`s cost share. The Company recognized revenue of $1.484 million, less the Company`s research and development cost of $1.328 million, resulted in a gross margin of $156 thousand.

In 2009, costs incurred related to total funding under the Cooperative Agreement were $1.768 million of which $1.679 million is reimbursed by the U.S. Army and $89 thousand is the Company`s cost share. The Company recognized revenue of $1.679 million, less the Company`s research and development cost of $1.541 million, resulted in a gross margin of $138 thousand.

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

The Company`s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2011 and December 25, 2010, the Company has no accruals for interest or penalties related to income tax matters. The Company does not have any uncertain tax positions at December 31, 2011 or December 25, 2010 which required accrual or disclosure.

Income tax effects related to stock compensation that are in excess, or less than, of grant-date fair value, less any proceeds on exercise, are recognized as either an increase or decrease to additional paid-in capital upon exercise.

(2)(i) Net Income (Loss) Per Common Share

Basic net income (loss) per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares plus additional common shares that would have been outstanding if potential dilutive common shares had been issued for granted stock option and stock purchase rights. Common stock equivalents are excluded from the diluted calculations when a net loss is incurred as they would be anti-dilutive.

(2)(j) Comprehensive Income

The Company has no items of comprehensive income, and therefore net income is equal to comprehensive income.

(2)(k) Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, “Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or two separate but consecutive statements. ASU 2011-05 eliminates the option to present other comprehensive income components as part of the statement of changes in stockholders` equity. The provisions of ASU 2011-05 will be applied retrospectively for interim and annual periods beginning after December 15, 2011. The adoption of this updated standard is not expected to have a material effect on the Company`s financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement” (“ASU 2011-04”). ASU 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The changes are effective prospectively for interim and annual periods beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company`s financial position, results of operations or cash flows.

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

(2)(m) Fiscal Year-End

The Company`s fiscal year end is the last Saturday in December which could result in a 52 or 53 week year. Fiscal year 2011 consisted of 53 weeks and fiscal year 2010 and 2009 each consisted of 52 weeks.

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

(2)(p) Reclassifications

Certain amounts in 2009 and 2010 have been reclassified to conform with the 2011 financial statement presentation.

(3) Inventories

As of December 31, 2011 and December 25, 2010 inventories consisted of the following:

	2011	2010
Raw materials	$ 390,281	$ 360,306
Work in process	760,966	298,004
Finished goods	1,987,370	865,448
	----------------	----------------
Total	$ 3,138,617	$ 1,523,758
	=========	=========

(4) Leases and Commitments

Capital Lease Obligations

The Company has a $1.25 million equipment finance facility with Sovereign Bank which expires in May 2012. At December 31, 2011, the Company had production equipment with a cost of $2.55 million and accumulated amortization of $1.89 million under capital leases. At December 25, 2010, the Company had production equipment with a cost of $2.31 million and accumulated amortization of $1.62 million under capital leases. All capital leases are three year leases with a one dollar buyout. At December 31, 2011, the Company had $842 thousand of availability remaining against the equipment finance facility.

Future payments required under capital lease obligations are as follows at December 31, 2011:

2012	$ 222,010
2013	129,438
2014	78,067
-------------
Total future minimum lease payments	429,515

Less amount representing interest	21,273
at rates ranging between 4.4% and 5.9%	-------------

Present value of net future lease payments	408,242

Less current portion	208,504
-------------
Long-term obligation under capital leases	$ 199,738
=======

Interest expense was approximately $33 thousand, $32 thousand, and $38 thousand for 2011, 2010, and 2009, respectively.

Operating Lease Obligations

The Company entered into a 10-year lease for the Norton facilities effective on March 1, 2006. Rental expense for operating leases is recognized on a straight-line basis over the term of the lease and was $129 thousand in each of the years 2011, 2010 and 2009.

In February 2011, the Company entered into a lease for an additional 13,800 square feet in Attleboro, MA. The lease is for one year and requires monthly payments of $6,900. The Company has the option to extend the lease for 4 one year periods. In February 2012 the Company extended the lease for one additional year.

Future minimum rental payments over the terms of the lease agreements are approximately as follows:

Fiscal year:

2012	221,000
2013	147,000
2014	148,500
2015	150,000
2016	37,500
Thereafter	--
-------------
$ 704,000
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

Under the 2009 Plan a total of 1,500,000 shares of common stock are available for issuance, of which 566,895 shares remain available for grant as of December 31, 2011.

As of December 31, 2011, the 2009 Plan is the only stock option plan from which awards can be made as all other option plans have expired. The 1999 Stock Option Plan (“1999 Plan”) expired on January 22, 2009 and no additional options can be granted from the plan. As of December 31, 2011 there are 507,250 options outstanding under the 1999 Plan.

A summary of stock option activity for all the above plans as of December 31, 2011 and changes during the year then ended is presented below:

		Weighted	Weighted
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at
beginning of year	1,535,605	$ 1.07
Granted	124,000	$ 2.00
Exercised	(223,100)	$ 0.45
Forfeited/expired	(12,250)	$ 0.40
	-------------
Outstanding at
end of year	1,424,255	$ 1.25	6.44	$ 849,907
	=======			=======
Options exercisable
at year-end	721,771	$ 0.90	4.20	$ 682,892
	=======			=======

The total intrinsic value of options exercised during fiscal years 2011, 2010 and 2009 was $321,842, $58,190 and $73,180, respectively. As of December 31, 2011, there was $827,504 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a weighted average period of 4.5 years.

Cash received from option exercises under all share-based payment arrangements was $99,533, $35,360 and $0, for the years ended December 31, 2011, December 25, 2010 and December 26, 2009, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents the annualized weighted average values of the significant assumptions used to estimate the fair values of the options granted during each year:

	2011	2010	2009
Risk-free interest rate	2.45%	2.45%	3.05%
Expected life in years	9	7	7
Expected volatility	82%	84%	126%
Expected dividend yield	0	0	0
Weighted average fair value of grants	$ 1.60	$ 1.15	$ 1.19

All options are granted with an exercise price equal to the fair market value of the underlying common stock on the date of grant.

The Company recognized $210,125, $163,431 and $10,320 as compensation expense related to stock options granted in 2011, 2010 and 2009, respectively. A tax benefit of $119,750 and $23,149 was recognized as additional paid in capital in the years ended December 31, 2011 and December 25, 2010, respectively, resulting from the excess tax benefit of share-based awards over the cumulative compensation expense recognized for financial reporting.

(6) Accrued Expenses

Accrued expenses at December 31, 2011 and December 25, 2010 consist of the following:

	2011	2010
Accrued legal and
accounting	$ 72,700	$ 51,200
Accrued payroll	456,322	578,021
Accrued other	131,009	215,038
Accrued income tax payable	--	40,000
	-------------	-------------
	$ 660,031	$ 884,259
	=========	=========

(7) Revolving Line of Credit and Lease Line

The Company has a $1 million revolving line of credit (“LOC”) and a $1.25 million equipment finance facility (“Lease Line”) with Sovereign Bank which expires in May 2012. The LOC is secured by the accounts receivable and other assets of the Company, has an interest rate of prime plus one percent (1%) and a one-year term. Under the terms of the agreement, the Company is required to maintain its operating accounts with Sovereign Bank. The LOC and the Lease Line are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the LOC that require the Company to maintain a targeted rolling four quarter debt service coverage ratio as well as targeted debt to equity and current ratios. At December 31, 2011, the Company was in compliance with these covenants. The Company believes but can give no assurance that it could obtain similar lease facilities from other lenders. At December 31, 2011 there were no borrowings under this LOC. At December 31, 2011, the Company had capital lease obligations outstanding totaling $408,242 related to equipment financed by the Lease Line and $841,758 available remaining on the Lease line (see Note 4).

(8) Income Taxes

Components of income tax expense (benefit) for each year are as follows:

	2011	2010	2009
Current
United States:
Federal	$95,217	$45,292	$5,766
State	(37,445)	43,264	21,552
	-----------------	----------------	----------------
Current income tax provision:	57,772	88,556	27,318
	-----------------	----------------	----------------
Deferred:
United States:
Federal	(274,962)	247,563	(432,193)
State	(105,576)	(25,146)	(47,348)
	-----------------	----------------	----------------
Deferred income tax provision (benefit), net	(380,538)	222,417	(479,541)
	-----------------	----------------	----------------
Total	$ (322,766)	$ 310,973	$ (452,223)
	=========	=========	=========

Deferred tax assets (liabilities) as of December 31, 2011 and December 25, 2010 are as follows:

	December 31, 2011	December 25, 2010
Deferred Tax Assets:
Net operating loss
carryforwards	$ 465,000	$ 588,000
Stock compensation	168,000	87,000
Credit carryforwards	395,000	105,000
Inventory	256,000	168,000
Accrued liabilities	27,000	50,000
Depreciation	165,000	101,000
Other	5,000	1,279
	-----------------	-----------------
Gross deferred tax assets	1,481,000	1,100,279
Valuation allowance	--	--
	-----------------	-----------------
Net deferred tax assets	$ 1,481,000	$ 1,100,279
	=========	=========

At December 31, 2011 and December 25, 2010, the Company had net operating loss carryforwards of approximately $1,368,000 and $1,731,000 respectively available to offset future income for U.S. Federal income tax purposes.

These operating loss carryforwards expire in various amounts from 2012 through 2031 as follows:

2020	$77,000
2021	363,000
2022	887,000
2031	41,000
---------------
$ 1,368,000
=========

During 2010, the Company used approximately $1,142,000 of net operating loss carryforwards. During 2009, the Company used approximately $259,000 of net operating loss carryforwards.

A valuation allowance is required to be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining deferred tax assets.

A summary of the change in the deferred tax asset is as follows:

	2011	2010	2009

Balance at beginning of year	$ 1,100,279	$ 1,322,696	$ 843,155

Deferred tax (expense) benefit	380,538	(222,417)	479,541
	-------------	-------------	--------------
Balance at end of year	$ 1,480,817	$ 1,100,279	$ 1,322,696
	========	========	========

Income tax (benefit) expense is different from the amounts computed by applying the U.S. federal statutory income tax rate of 34 percent to pretax income as a result of the following:

	2011	2010	2009

Tax at statutory rate	$ (125,000)	$ 347,000	$ 38,000
State tax, net
of federal benefit	(94,000)	46,000	17,000

Net operating
loss and credit carryforwards	(95,000)	(8,000)	665,000

Reduction in the valuation
allowance	--	--	(1,174,000)

Other	(9,000)	(74,000)	3,000
	------------	------------	------------
Total	$ 323,000	$ 311,000	$ (452,000)
	=======	=======	=======

Certain provisions of the Internal Revenue Code limit the annual utilization of net operating loss carryforwards if a change in ownership occurs, as defined. The Company believes that it did not have an ownership change through the period ended December 31, 2011. Therefore, as of year-end 2011 all net operating loss carryforwards should be available to offset future taxable income. The Company`s income tax filings are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations for the years 2008 through 2010.

(9) Retirement Savings Plan

The Company sponsors a Retirement Savings Plan (the `Plan`) under the provisions of Section 401 of the Internal Revenue Code. Employees, as defined in the Plan, are eligible to participate in the Plan after 30 days of employment. Under the terms of the Plan, the Company may match employee contributions under such method as described in the Plan and as determined each year by the Board of Directors. During the year 2011 the Company matched dollar for dollar up to a maximum of 4% of employee contributions. The Company recognized $267,760, $ 0 and $0 expense, in 2011, 2010 and 2009,respectively.

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

Revenues from significant customers as a percentage of total revenues in 2011, 2010 and 2009 were as follows:

	Percent of Total Revenues
Significant Customer	2011	2010	2009
A	42%	34%	25%
B	15%	27%	24%
C	14%	7%	13%

As of December 31, 2011, the Company had trade accounts receivable due from these three customers that accounted for 67% of total trade accounts receivable as of that date. Management believes that any credit risks have been properly provided for in the accompanying financial statements.

The Company`s revenue was derived from the following countries in 2011, 2010, and 2009:

	Percent of Total Revenues
Country	2011	2010	2009
United States of America	41%	50%	57%
Germany	52%	43%	33%
Other	7%	7%	10%

Many of the Company`s customers based in the United States conduct design, purchasing and payable functions in the United States, but manufacture overseas. Revenue generated from shipments made to customers` locations outside the United States accounted for 73%, 78% and 69%of total revenue in 2011, 2010 and 2009, respectively.

All of the Company`s long-lived assets and operations are located in the United States.

(11) Net Income (Loss) Per Share

The following reconciles the basic and diluted net income per share calculations.

	For the years ended
	Dec. 31,	Dec. 25,	Dec. 26,
	2011	2010	2009
Basic Computation:
Numerator:
Net income (loss)	($ 45,735)	$ 710,189	$ 562,415

Denominator:
Weighted average
common shares
outstanding	12,765,774	12,642,517	12,624,959

Basic net income (loss) per share	($ 0.00)	$ 0.06	$ 0.04

Diluted Computation:
Numerator:
Net income	($ 45,735)	$ 710,189	$ 562,415

Denominator:
Weighted average
common shares
outstanding	12,765,774	12,642,517	12,624,959
Stock options	--	239,026	305,616
	------------	------------	------------

Total shares	12,765,744	12,881,542	12,930,575
	==========	=======	=======
Diluted net income (loss) per share	($ 0.00)	$ 0.06	$ 0.04

(12) Allowance for Doubtful Accounts

Activity in the allowance for doubtful account was as follows for fiscal years 2011, 2010, and 2009:

	2011	2010	2009

Beginning balance	$ 5,000	$ 5,000	$ 5,461

Provision for bad debt	18,011	17,205	24,781

Charge-offs	(13,011)	(17,205)	(25,242)
	-------------	-------------	-------------
Ending balance	$ 10,000	$ 5,000	$ 5,000
	=======	=======	=======