Form 10-Q
period 2012-03-31
CPS TECHNOLOGIES CORP/DE/
filed 2012-05-15
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 31, 2012
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

(508) 222-0614
Registrant`s Telephone Number, including Area Code:

CPS TECHNOLOGIES CORPORATION
111 South Worcester Street
Norton, MA 02766-2102
Former Name, Former Address and Former Fiscal Year if Changed since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
[ ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer`s classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of May 1, 2012: 12,865,659.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS	-------------	-------------
Current assets:
Cash and cash equivalents	$621,050	$1,142,429
Accounts receivable-trade
net of allowance for doubtful accounts
of $10,000 at March 31, 2012
and December 31, 2011	2,485,125	3,112,960
Inventories	3,420,691	3,138,617
Prepaid expenses and other current assets	132,729	152,444
Deferred taxes, current portion	287,056	287,056

Total current assets	6,946,651	7,833,506

Property and equipment:
Production equipment	7,130,402	7,128,202
Furniture and office equipment	353,781	353,781
Leasehold improvements	735,099	735,099

Total cost	8,219,282	8,217,082
Accumulated depreciation
and amortization	(6,351,809)	(6,154,193)
Construction in progress	392,914	244,156

Net property and equipment	2,260,387	2,307,045

Deferred taxes, non-current portion	1,507,761	1,193,761

Total Assets	$10,714,799	$11,334,312

See accompanying notes to financial statements.

(continued)

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(concluded)

LIABILITIES AND STOCKHOLDERS`	March 31,	December 31,
EQUITY	2012	2011

Current liabilities:
Accounts payable	$1,374,762	$1,463,997
Accrued expenses	681,688	660,031
Current obligations under capital leases	168,657	208,504

Total current liabilities	2,225,107	2,332,532
Obligations under capital
leases	163,951	199,738

Total liabilities	2,389,058	2,532,270

Commitments
Stockholders` equity:
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 12,921,942 shares;
outstanding 12,865,659 shares;
at March 31, 2012 and December 31, 2011	129,220	129,220
Additional paid-in capital	33,627,930	33,569,896
Accumulated deficit	(25,297,094)	(24,762,759)
Less cost of 56,283 common shares
repurchased	(134,315)	(134,315)

Total stockholders` equity	8,325,741	8,802,042

Total liabilities and stockholders`
equity	$10,714,799	$11,334,312

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Operations (Unaudited)

		Fiscal Quarters Ended
	March 31,	April 2,
	2012	2011

Revenues:
Product sales	$3,342,653	$5,047,858
Research and development under
cooperative agreement	212,123	792,487

Total revenues	3,554,776	5,840,345
Cost of product sales	3,405,575	4,219,865
Cost of research and development
under cooperative agreement	183,041	764,420

Gross Margin	(33,840)	856,060
Selling, general, and
administrative expense	808,723	816,946

Income (loss) from operations	(842,563)	39,114
Interest expense, net	(5,772)	(9,671)

Income (loss) before taxes	(848,335)	29,443
Income tax provision (benefit)	(314,000)	13,300

Net income (loss)	($534,335)	$16,143

Net income (loss) per
basic common share	$(0.04)	$0.00

Weighted average number of
basic common shares
outstanding	12,865,659	12,714,819

Net income (loss) per
diluted common share	$(0.04)	$0.00

Weighted average number of
diluted common shares
outstanding	12,865,659	13,180,992

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Cash Flows (Unaudited)

		Fiscal Quarters Ended
	March 31,	April 2,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$(534,335)	$16,143
Adjustments to reconcile net income
to cash used in operating activities:
Depreciation and amortization	197,616	180,975
Share-based compensation	58,034	50,896
Deferred taxes	(314,000)	7,900
Excess tax benefit from stock options
exercised	--	(19,550)
Changes in:
Accounts receivable-trade	627,835	(1,308,469)
Inventories	(282,074)	(113,214)
Prepaid expenses and other current assets	19,715	(106,238)
Accounts payable	(89,235)	797,845
Accrued expenses	21,657	(41,764)

Net cash used in operating activities	(294,787)	(535,476)

Cash flows from investing activities:
Purchases of property and equipment	(150,958)	(202,026)

Net cash used in investing
activities	(150,958)	(202,026)

Cash flows from financing activities:
Payment of capital lease obligations	(75,634)	(68,598)
Excess tax benefit from stock options exercised	--	19,550
Proceeds from issuance of common stock	--	29,126

Net cash used in
financing activities	(75,634)	(19,922)

Net decrease in cash and cash equivalents	(521,379)	(757,424)
Cash and cash equivalents at beginning of period	1,142,429	1,803,222

Cash and cash equivalents at end of period	$621,050	$1,045,798

Supplemental cash flow information:
Cash paid for taxes	$--	$76,500
Interest paid	$5,772	$9,671

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Notes to Financial Statement
(Unaudited)

(1) Nature of Business

CPS Technologies Corporation (the “Company” or “CPS”) provides advanced material solutions to the electronics, power generation, automotive and other industries. The Company`s primary advanced material solution is metal-matrix composites which are a combination of metal and ceramic.

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

The Company`s balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain items in the 2011 financial statements have been reclassified to conform with the 2012 presentation.

For further information, refer to the financial statements and footnotes thereto included in the Registrant`s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The following table presents the calculation of both basic and diluted earnings per share (“EPS”):

For periods ended
	March 31,	April 2,
	2012	2011

Basic EPS Computation:
Numerator:
Net income (loss)	$(534,335)	$16,143
Denominator:
Weighted average
common shares
Outstanding	12,865,659	12,714,819
Basic EPS	$(0.04)	$0.00
Diluted EPS Computation:
Numerator:
Net income (loss)	$(534,335)	$16,143
Denominator:
Weighted average
common shares
Outstanding	12,865,659	12,714,819
stock options	--	466,173
Total Shares	12,865,659	13,180,992
Diluted EPS	$(0.04)	$0.00

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

There were no shares granted under the 2009 Stock Incentive Plan (the “Plan”) during the quarters ended March 31, 2012 or April 2, 2011. During the quarters ended March 31, 2012 and April 2, 2011, the Company recognized $58,034 and $50,896 respectively as shared-based compensation expense related to previously granted shares under the Plan. During the quarter ended March 31, 2012 there were no option exercises. During the quarter ended April 2, 2011 the Company issued 43,750 shares as a result of option exercises.

As of March 31, 2012, there was $769,470 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a weighted average period of 4.25 years.

(5) Inventories

Inventories consist of the following:

March 31,	December 31,
	2012	2011

Raw materials	$287,707	$390,281
Work in process	1,865,748	1,686,966
Finished goods	1,267,236	1,061,370

Total Inventories	$3,420,691	$3,138,617

(6) Accrued Expenses

Accrued expenses consist of the following:

March 31,	December 31,
	2012	2011

Accrued legal and accounting	$71,700	$72,700
Accrued payroll	448,654	456,322
Accrued other	161,334	131,009

Total Accrued expenses	$681,688	$660,031

(7) Line of Credit and Equipment Lease Facility Agreements

In early May 2012 the Company increased its $1 million revolving line of credit (“LOC”) to $ 2 million and renewed it $ 1.25 million equipment finance facility (“Lease Line”) with Sovereign Bank.   Both agreements mature in May 2013.  The LOC is secured by the accounts receivable and other assets of the Company, has an interest rate of prime plus one percent (1%) and a one-year term. Under the terms of the agreement, the Company is required to maintain its operating accounts with Sovereign Bank. The LOC and the Lease Line are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the line of credit that require the Company to maintain a targeted coverage ratio as well as targeted debt to equity and current ratios. At March 31, 2012, the Company was in compliance with existing covenants and there were no borrowings outstanding. At March 31, 2012, the Company had $0.33 million net carrying value of capital equipment financed by the Sovereign equipment finance facility and $0.92 million available remaining on the Sovereign equipment finance facility.

(8) Income Taxes

At December 31, 2011, the Company had approximately $1,368,000 of net operating loss carryforwards available to offset future income for U.S. Federal income tax purpose.

The Company recorded a tax benefit of $240,000 for federal income taxes for the quarter ended March 31, 2012 and a tax benefit of $74,000 for state income taxes during the quarter ended March 31, 2012.

The Company has a current and non-current deferred tax asset aggregating $1,794,817 and $1,480,817 on the Company`s balance sheet at March 31, 2012 and December 31, 2011, respectively. A valuation allowance is required to be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining deferred tax assets and as such no valuation allowance has been provided against the deferred tax asset.

(9) Commitment

In February 2011, the Company entered into a one-year lease, with five options to renew for one year periods, for approximately 13,800 square feet of rentable space inside a larger building located at 79 Walton Street, Attleboro, Massachusetts. Monthly rent, which includes utilities, is $6,900. In February 2012, the Company exercised the first of the five one year renewal options.

ITEM 2 MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the financial statements of the Company and notes thereto included in this report and the Company`s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Critical Accounting Policies

The critical accounting policies utilized by the Company in preparation of the accompanying financial statements are set forth in Part II, Item 7 of the Company`s Annual Report on Form 10-K for the year ended December 31, 2011, under the heading “Management`s Discussion and Analysis of Financial Condition and Results of Operations”. There have been no material changes to these policies since December 31, 2011.

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

A market at an earlier stage of the adoption lifecycle is the market for hybrid and electric automobiles. The Company recently announced a multi-year supply agreement with a major tier one automotive supplier for the supply of AlSiC pin fin baseplates for use in motor controllers for hybrid and electric automobiles.

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

Results of Operations for the First Fiscal Quarter of 2012 (Q1 2012) Compared to the First Fiscal Quarter of 2011 (Q1 2011); (all $ in 000`s)

Total revenue was $3,555 in Q1 2012, a 39% decrease from total revenue of $5,840 generated in Q1 2011. Several factors contributed to this shortfall including:  weak orders for traction products, which continue to be adversely affected by a high-speed Chinese train crash in 2011 as well as weakness in infrastructure spending in Europe as a result of the Euro crisis; a decline in demand for headspreaders and lids as certain specific products approach end of life; a drop in revenues earned from our Cooperative Agreement with the U.S. Army Research Lab, (revenues from this Agreement reached a peak in the same quarter a year ago), and a decline in the sale of hermetic packages, reflecting weak customer demand.  The impact of these factors was partially offset by an increase in the sale of baseplates for hybrid and electric vehicle applications.

           Gross margin in Q1, 2012 was a negative $ 34, compared with $ 856 in Q1, 2011  This reduction was due to two primary factors:  first, the reduction in sales volumes across most product lines and secondly, to a lesser extent, additional costs associated with an outside finishing operation during the quarter.   The gross margin on product sales decreased to a negative 2% in Q1 versus 16% in Q1, 2012.  This decrease  was also due principally to the same two factors:  the decline in sales volume resulting in fixed costs being spread over fewer revenue dollars and the additional finishing costs cited earlier.

            Selling, general and administrative (SG&A) expenses were $809 in Q1, 2012, a slight decline from SG&A expenses of $817 in Q1, 2011.

               As a result of the lower volume and the additional finishing costs, the Company incurred an operating loss of $843, compared with an operating profit of $39 in the same quarter last year.  Interest expense dropped from $10 in Q1, 2011 to $6 in Q2, 2012, reflecting a lower level of financing capital equipment. The net loss for Q1, 2012 totaled $534 versus net income of $16 in Q1, 2011.

Liquidity and Capital Resources (all $ in 000`s)

            The Company`s cash and cash equivalents at March 31, 2012 totaled $621, compared with cash and cash equivalents at December 31, 2011 of $1,142.   The loss from operations was the primary factor for this decrease in cash.

            Accounts receivable at March 31, 2012 totaled $2,485 compared with $3,113 at December 31, 2011.   Days Sales Outstanding (DSOs) decreased slightly to 63 days in Q1 2012 from 66 days in Q4 2011. The accounts receivable balance at the end of December 31, 2011, and March 31, 2012 were net of an allowance for doubtful accounts of $10.

           Inventories increased to $3,421 at March 31, 2012, from $3,139 at December 31, 2011.  This increase reflects the Company`s expectation that business will accelerate in the second half of the year.

           All consigned inventory is shipped under existing purchase orders and per customers` requests. Of the inventory of $3,421 at March 31, 2012, $1,474 was located at customers` locations pursuant to consigned inventory agreements. Of the total inventory of $3,138 at December 31, 2011, $1,363 was located at customers` locations pursuant to consigned inventory agreements.

The Company financed its working capital during Q1 2012 with existing cash balances.  The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2012 from a combination of existing cash balances and borrowings under its committed bank line of credit.

.

            The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company`s ability to achieve its business objectives.

Contractual Obligations

In early May 2012 the Company increased its $1 million revolving line of credit (“LOC”) to $2 million and renewed it $1.25 million equipment finance facility (“Lease Line”) with Sovereign Bank.   Both agreements mature in May 2013.  The LOC is secured by the accounts receivable and other assets of the Company, has an interest rate of prime plus one percent (1%) and a one-year term. Under the terms of the agreement, the Company is required to maintain its operating accounts with Sovereign Bank. The LOC and the Lease Line are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the line of credit that require the Company to maintain a targeted coverage ratio as well as targeted debt to equity and current ratios. At March 31, 2012, the Company was in compliance with existing covenants and there were no borrowings outstanding. At March 31, 2012, the Company had $0.33 million net carrying value of capital equipment financed by the Sovereign equipment finance facility and $0.92 million available remaining on the Sovereign equipment finance facility.

As of March 31, 2012 production equipment included $393 thousand of construction in progress, and the Company had outstanding commitments to purchase $285 thousand of production equipment. The Company intends to finance production equipment in construction in progress and outstanding commitments under the lease agreement with existing cash balances and funds generated by operations.

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

In February 2012, the Company renewed a one-year lease, and has four additional options to renew for one year periods, for approximately 13,800 square feet of rentable space inside a larger building located at 79 Walton Street, Attleboro, Massachusetts; monthly rent, which includes utilities, is $6,900.

The Company`s contractual obligations at March 31, 2012 consist of the following:

Payments Due by Period
		Remaining in	FY 2013 -
	Total	FY 2012	FY 2015	FY 2016 -
Capital lease obligations including interest	$ 349,360	$ 141,860	$ 207,500	$ --
Purchase commitments for production equipment	$ 285,000	$ 285,000	$ --	$ --
Operating lease obligation for facilities	$649,833	$ 167,100	$ 445,233	$ 37,500

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

Exhibit 32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(b)	Reports on Form 8-K:

On March 29, 2012 the Company filed a report on Form 8-K relating to the announcement of its financial results for the year ended December 31, 2011 as presented in a press release dated March 29, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPS TECHNOLOGIES CORPORATION
(Registrant)

Date: May 14, 2012
/s/ Grant C. Bennett
Grant C. Bennett
Chief Executive Officer

Date: May 14, 2012

/s/ Ralph M. Norwood

Ralph M. Norwood

Chief Financial Officer