Form 10-Q
period 2012-06-30
CPS TECHNOLOGIES CORP/DE/
filed 2012-08-13
CIK 814676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 2012
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
[ ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of August 5, 2012: 12,891,659.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(continued on next page)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$374,328	$1,142,429
Accounts receivable-trade
net of allowance for doubtful accounts and sales returns of $40,000 and $10,000 at June 30, 2012 and
December 31, 2011, respectively	1,749,711	3,112,960
Inventories	3,360,415	3,138,617
Prepaid expenses and other current assets	110,632	152,444
Deferred taxes	—	287,056

Total current assets	5,595,086	7,833,506

Property and equipment:
Production equipment	7,276,295	7,128,202
Furniture and office equipment	353,780	353,781
Leasehold improvements	735,099	735,099

Total cost	8,365,174	8,217,082
Accumulated depreciation
and amortization	(6,552,232)	(6,154,193)
Construction in progress	292,923	244,156

Net property and equipment	2,105,865	2,307,045

Deferred taxes, non-current portion	2,079,817	1,193,761

Total assets	$9,780,768	$11,334,312

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(concluded)

LIABILITIES AND STOCKHOLDERS`	June 30,	December 31,
EQUITY	2012	2011

Current liabilities:
Accounts payable	$980,866	$1,463,997
Accrued expenses	512,391	660,031
Current portion of obligations
under capital leases	142,348	208,504

Total current liabilities	1,635,605	2,332,532
Obligations under capital
leases less current portion	127,751	199,738

Total liabilities	1,763,356	2,532,270

Commitments
Stockholders` equity:
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 12,927,942 and 12,921,942 shares;
outstanding 12,891,659 and 12,865,659 shares;
at June 30, 2012 and December 31, 2011, respectively	129,279	129,220
Additional paid-in capital	33,692,266	33,569,896
Accumulated deficit	(25,669,818)	(24,762,759)
Less cost of 56,283 common shares
repurchased	(134,315)	(134,315)

Total stockholders` equity	8,017,412	8,802,042

Total liabilities and stockholders`
equity	$9,780,768	$11,334,312

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Operations (Unaudited)

	Fiscal Quarters Ended		Six Month Periods Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011

Revenues:
Product sales	$3,529,672	$4,292,369	$6,872,325	$9,340,227
Research and development
under cooperative agreement	98,593	549,391	310,716	1,341,878

Total revenues	3,628,265	4,841,760	7,183,041	10,682,105
Cost of product sales	3,352,442	3,380,055	6,758,017	7,599,920
Cost of research and development
under cooperative agreement	82,844	502,289	265,885	1,266,709

Gross Margin	192,979	959,416	159,139	1,815,476
Selling, general, and
administrative expense	845,009	927,068	1,653,732	1,744,014

Operating income (loss)	(652,030)	32,348	(1,494,593)	71,462
Interest expense, net	(5,694)	(8,065)	(11,466)	(17,736)

Net income (loss) before
income tax expense (benefit)	(657,724)	24,283	1,506,059)	53,726
Income tax expense (benefit)	(285,000)	11,100	(599,000)	24,400

Net income (loss)	$(372,724)	$13,183	$(907,059)	$29,326

Net income (loss) per
basic common share	$(0.03)	$0.00	$(0.07)	$0.00

Weighted average number of
basic common shares
outstanding	12,869,483	12,738,390	12,867,571	12,726,168

Net income (loss) per
diluted common share	$(0.03)	$0.00	$(0.07)	$0.00

Weighted average number of
diluted common shares
outstanding	12,869,483	13,229,112	12,867,571	13,204,616

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Cash Flows (Unaudited)

	Six Month Periods Ended
	June 30,	July 2,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$(907,059)	$29,326
Adjustments to reconcile net income (loss)
to cash used in operating activities:
Depreciation and amortization	398,039	363,874
Share-based compensation	113,251	112,491
Deferred taxes	(599,000)	14,200
Excess tax benefit from stock options exercised	—	(32,050)
Changes in:
Accounts receivable-trade, net	1,363,249	89,036
Inventories	(221,798)	(528,120)
Prepaid expenses and other current assets	41,812	(45,970)
Accounts payable	(483,131)	133,531
Accrued expenses	(147,640)	(291,637)

Net cash used in operating activities	(442,277)	(155,319)

Cash flows from investing activities:
Purchases of property and equipment	(196,859)	(316,795)

Net cash used in investing
activities	(196,859)	(316,795)

Cash flows from financing activities:
Payment of capital lease obligations	(138,143)	(138,210)
Excess tax benefit from stock options exercised	—	32,050
Proceeds from issuance of common stock	9,178	35,274

Net cash used in
financing activities	(128,965)	(70,886)

Net decrease in cash and cash equivalents	(768,101)	(543,000)
Cash and cash equivalents at beginning of period	1,142,429	1,803,222

Cash and cash equivalents at end of period	$374,328	$1,260,222

Supplemental cash flow information:
Cash paid for taxes	$—	$76,500
Interest paid	$11,466	$17,736

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

For further information, refer to the financial statements and footnotes thereto included CPS`s Annual Report on Form 10-K for the year ended December 31, 2011.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

The Company’s second fiscal quarter end is the Saturday closest to June 30th, which could result in a 13 or 14 week fiscal quarter. The second quarters for fiscal 2011 and 2012 each consisted of 13 weeks.

(3) Net Income (Loss) Per Common and Common Equivalent Share

Basic net income or net loss per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the sum of the weighted average number of common shares plus additional common shares that would have been outstanding if potential dilutive common shares had been issued for granted stock option and stock purchase rights. Common stock equivalents are excluded from the diluted calculations when a net loss is incurred as they would be anti-dilutive.

The following table presents the calculation of both basic and diluted EPS:

	Fiscal Quarters Ended		Six Month Periods Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
	------------	------------	------------	------------
Basic EPS Computation:
Numerator:
Net income (loss)	$(372,724)	$13,183	$(907,059)	$29,326
Denominator:
Weighted average
Common shares
Outstanding	12,869,483	12,738,390	12,867,571	12,726,168
Basic EPS	$(0.03)	$0.00	$(0.07)	$0.00
Diluted EPS Computation:
Numerator:
Net income (loss)	$(372,724)	$13,183	$(907,059)	$29,326
Denominator:
Weighted average
Common shares
Outstanding	12,869,483	12,738,390	12,867,571	12,726,168
Dilutive effect of stock options	—	490,722	—	478,448
Total Shares	12,869,483	13,229,112	12,867,571	13,204,616
Diluted EPS	$(0.03)	$0.00	$(0.07)	$0.00

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

There were no shares granted under the 2009 Stock Incentive Plan (the “Plan”) during the quarters ended June 30, 2012 and July 2, 2011. During the three and six months ended June 30, 2012, the Company recognized $55,217 and $113,251, respectively, as shared-based compensation expense related to previously granted shared under the Plan. During the three and six months ended July 2, 2011, the Company recognized $61,595 and $112,491, respectively, as shared-based compensation expense related to previously granted shares under the Plan. During the three months ended June 30, 2012 the Company issued 6,000 shares as a result of option exercises. There were no option exercises during the quarter ended March 31, 2012. During the three and six months ended July 2, 2011 the Company issued 20,000 and 63,750 shares, respectively, as a result of option exercises.

(5) Inventories

Inventories consist of the following:

	June 30,	December 31,
	2012	2011

Raw materials	$297,996	$390,281
Work in process	1,645,513	1,686,966
Finished goods	1,416,906	1,061,370

Inventories	$3,360,415	$3,138,617

(6) Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2012	2011

Accrued legal and accounting	$56,366	$72,700
Accrued payroll	273,145	456,322
Accrued other	182,880	131,009

	$512,391	$660,031

(7) Line of Credit and Equipment Lease Facility Agreements

In early May 2012 the Company increased its $1 million revolving line of credit (“LOC”) to $ 2 million and renewed it $ 1.25 million equipment finance facility (“Lease Line”) with Sovereign Bank.   Both agreements mature in May 2013.  The LOC is secured by the accounts receivable and other assets of the Company, has an interest rate of prime plus one percent (1%) and a one-year term. Under the terms of the LOC agreement, the Company is required to maintain its operating accounts with Sovereign Bank and the Company borrowing capacity is the lesser of the $2million LOC or its borrowing base. At June 30, 2012 the Company’s borrowing base was $836 thousand. The LOC and the Lease Line are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the LOC that require the Company to maintain a targeted coverage ratio as well as targeted debt to equity and current ratios. At June 30, 2012, the Company was in compliance with existing covenants and there were no borrowings outstanding. At June 30, 2012, the Company had $270 thousand of capital equipment financed by the Sovereign equipment finance facility and $980 thousand available remaining on the Sovereign equipment finance facility.

(8) Income Taxes

At December 31, 2011, the Company had approximately $1,368,000 of net operating loss carryforwards available to offset future income for U.S. Federal income tax purpose.

The Company recorded a tax benefit of $227,000 and $467,000 for federal income taxes and a tax benefit of $58,000 and $132,000 for state income taxes during the three and six months ended June 30, 2012, respectively. The company recorded a tax provision of $6,700 and $15,100 for federal income taxes and a tax provision of $4,400 and $9,300 for state income taxes during the three and six months ended July 2, 2011, respectively.

The Company has a current and non-current deferred tax asset aggregating $2,079,817 and $1,480,817 on the Company`s balance sheet at June 30, 2012 and December 31, 2011, respectively. A valuation allowance is required to be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining deferred tax assets and as such no valuation allowance has been provided against the deferred tax asset.

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

As of June 30, 2012, production equipment included $293 thousand of construction in progress, and the Company had outstanding commitments to purchase $238 thousand of production equipment. The Company intends to finance production equipment in construction in progress and outstanding commitments under the lease agreement with a combination of accessing the Lease Line, cash balances and the borrowings under the LOC.

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

Results of Operations for the Second Fiscal Quarter of 2012 (Q2 2012) Compared to the Second Fiscal Quarter of 2011 (Q2 2011); (all $ in 000`s)

Revenue totaled $3,628 in Q2 2012, a 25% decrease from total revenue of $4,842 generated in Q2 2011. Several factors contributed to this shortfall, including: weak orders for traction products, a decline in the demand for heatspreaders and lids as certain specific products approach end of life, a reduction in revenues earned from our Cooperative Agreement with the US Army Research Laboratory, and a decline in the sale of hermetic packages. The impact of these factors was partially offset by an increase in the sale of baseplates for hybrid and electric vehicle applications.

Gross Margin in Q2 2012 totaled $193 or 5% of sales, compared with $959 or 20% of sales in Q2 2011. This reduction was primarily due to the reduction in sales volumes across most product lines which resulted in fixed costs being spread over fewer revenue dollars; in addition the Company incurred $95 of obsolescence charges in Q2 2012 compared with $0 in Q2 2011.

Selling, general and administrative (SG&A) expenses were $845 in Q2 2012, down 8% from SG&A expenses of $927 in Q2 2011. This reduction was due to lower compensation and benefit expense including the suspension of the Company’s 401K match program in Q1 2012.

The Company incurred an operating loss of $652, compared with an operating profit of $32 in the same quarter last year. This reduction was primarily due to a reduction in gross margin due to a drop in sales volume and partially offset by lower by lower SG&A expenses. Interest expense totaled $6 in Q2 2012 compared with $8 in Q2 2011.

The net loss for Q2 2012 totaled $373 versus net income of $13 in Q2 2011.

Results of Operations for First Six Months of 2012 Compared to First Six Months of 2011 (all in $ 000`s)

Total revenue was $7,183 in the first six months of 2012, a decrease from total revenue of $10,682 generated during the first six months of 2011. The Company continues to be adversely affected by the weak economies in Europe and the slow down in traction spending in China. Several other factors contributed to the decline in revenues including the fact that certain lids and heatspreaders are approaching end of life and a significant reduction in revenues earned from our Cooperative Agreement with the US Army Research Laboratory, as well as a decline in the sale of hermetic packages. The impact of these factors was offset in small part by an increase in the sale of baseplates for hybrid and electric vehicle applications.

Gross Margin in the first six months of 2012 totaled $159 or less than 2% of sales, compared with $1,815 or 17% of revenues in the first six months of 2011. This reduction was due in large part to lower sales volume, but also adversely affected by additional costs associated with an outside finishing operation which were reflected in Q1 2012 and obsolescence charges for products that reached end of life earlier than forecast by customers.

Selling, general and administrative (SG&A) expenses were $1,654 in the first six months of 2012, down 5% from SG&A expenses of $1,744 incurred during the same period in 2011. As noted earlier, a major reason for this change was the suspension of the Company’s 401K match program in Q1 2012 and lower compensation and benefit expense.

The Company incurred an operating loss in the first six months of 2012 of $1,495 compared with an operating profit of $71 in the first six months of 2011. This reduction was primarily due to the drop in sales volume, and to a lesser degree, the additional finishing costs and obsolescence charges. Interest expense totaled $11 in the first six months of 2012 compared with $18 on the first six months of 2011 as a result of a decline in capital leases.

The net loss for the first six months of 2012 totaled $907 versus net income of $29 in the first six months of 2011.

Liquidity and Capital Resources (all $ in 000`s)

The Company`s cash and cash equivalents at June 30, 2012 totaled $374 compared with cash and cash equivalents at December 31, 2011 of $1142. Cash declined primarily as a result of the loss from operations during the first six months of 2012.

Accounts receivable at June 30, 2012 totaled $1,750 compared with $3,113 at December 31, 2011. Days Sales Outstanding decreased to 43 days at the end of the second quarter 2012, compared with 66 days at December 31, 2011 reflecting a mix of payment terms with customers. The accounts receivable balance at June 30, 2012 and December 31, 2011 is net of allowance for doubtful accounts and sales returns of $40 and $10, respectively.

Inventories increased to $3,360 at June 30, 2012 from $3,139 at December 31, 2011. All consigned inventory is shipped under existing purchase orders and per customers’ requests. $1,456 ($251 of finished goods and $1,205 awaiting an outside finishing operation) of the inventory at June 30, 2012 was located at customers’ locations pursuant to consigned inventory agreements; at December 31, 2011, $1,363 ($353 finished goods and $1,010 awaiting an outside finishing operation) was located at customers’ locations pursuant to consigned inventory agreements.

The Company financed its working capital during the first six months of 2012 with collections on accounts receivable and existing cash balances. The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2012 from a combination of existing cash balances and borrowings under its committed bank line of credit. The Company’s borrowing capacity under the LOC is the lesser of $2 million or its borrowing base. At June 30, 2012 the Company’s borrowing base was $836 thousand.

The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues, obtain additional capital financing or reduce certain discretionary spending could have a material adverse effect on the Company`s ability to achieve its business objectives.

Contractual Obligations

In May of 2012 the Company increased its $1 million revolving line of credit (“LOC”) to $2 million and renewed it $1.25 million equipment finance facility (“Lease Line”) with Sovereign Bank.   Both agreements mature in May 2013.  The LOC is secured by the accounts receivable and other assets of the Company, has an interest rate of prime plus one percent (1%) and a one-year term. Under the terms of the agreement, the Company is required to maintain its operating accounts with Sovereign Bank. The LOC and the Lease Line are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the line of credit that require the Company to maintain a targeted coverage ratio as well as targeted debt to equity and current ratios. At June 30, 2012, the Company was in compliance with existing covenants and there were no LOC borrowings outstanding. At June 30, 2012, the Company had $270 of capital equipment financed by the Sovereign equipment finance facility and $980 available remaining on the Sovereign equipment finance facility.

As of June 30, 2012 production equipment included $293 thousand of construction in progress, and the Company had outstanding commitments to purchase $238 thousand of production equipment. The Company intends to finance production equipment in construction in progress and outstanding commitments under the lease agreement with a combination of accessing the Lease Line, existing cash balances and borrowings under the LOC.

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

The Company`s contractual obligations at June 30, 2012 consist of the following:

Payments Due by Period
		Remaining in	FY 2013 -
	Total	FY 2012	FY 2015	FY 1016
Capital lease obligations including interest	$ 283,293	$ 75,793	$ 207,500	$ --
Purchase commitments for production equipment	$ 238,411	$ 238,411	$ --	$ --
Operating lease obligation for facilities	$594,133	$111,400	$ 445,233	$ 37,500

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

ITEM 4 MINE SAFETY DISCLOSURES
 Not applicable.

ITEM 5 EXHIBITS

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

On May 16, 2012 the Company filed a report on Form 8-K of its earnings report for the fiscal first quarter ended March 30, 2012.

On May 18, 2012 the Company filed a report on Form 8-K which included a transcript of the Company’s conference call held on May 16, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPS TECHNOLOGIES CORPORATION
(Registrant)

Date: August 13, 2012
/s/ Grant C. Bennett
Grant C. Bennett
Chief Executive Officer

Date: August 13, 2012

/s/ Ralph M. Norwood

Ralph M. Norwood

Chief Financial Officer