Form 10-Q/A
period 2012-06-30
CPS TECHNOLOGIES CORP/DE/
filed 2012-09-13
CIK 814676

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

This Amendment No.1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of CPS Technologies Corporation (the “Company”) for the quarter ended June 30, 2012 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on August 13, 2012. The Amendment is being filed to submit Exhibit 101. The Amendment revises the exhibit index included in Part II, Item 6 of the Original Filing and Exhibit 101 (XBRL interactive data) is included as an exhibit to the Amendment.

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

PART II – OTHER INFORMATION

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

Date: September 13, 2012
/s/ Grant C. Bennett
Grant C. Bennett
Chief Executive Officer

Date: September 13, 2012
/s/ Ralph M. Norwood
Ralph M. Norwood
Chief Financial Officer