Form 10-Q
period 2012-09-29
CPS TECHNOLOGIES CORP/DE/
filed 2012-11-09
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 29, 2012
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
[ ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of November 7, 2012: 12,871,659.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(continued on next page)

	September 29,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$221,164	$1,142,429
Accounts receivable-trade
net of allowance for doubtful accounts and sales returns
of $25,000 and $10,000 at September 29, 2012 and
December 31, 2011, respectively	2,101,077	3,112,960
Inventories	3,301,248	3,138,617
Prepaid expenses	115,467	152,444
Deferred taxes	—	287,056

Total current assets	5,738,956	7,833,506

Property and equipment:
Production equipment	7,428,741	7,128,202
Furniture and office equipment	354,490	353,781
Leasehold improvements	735,099	735,099

Total cost	8,518,330	8,217,082
Accumulated depreciation
and amortization	(6,710,846)	(6,154,193)
Construction in progress	135,868	244,156

Net property and equipment	1,943,352	2,307,045

Deferred taxes, non-current portion	2,430,817	1,193,761

Total Assets	$10,113,125	$11,334,312

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(concluded)

LIABILITIES AND STOCKHOLDERS’	September 29,	December 31,
EQUITY	2012	2011

Current liabilities:
Line of credit	$400,000	$—
Accounts payable	1,100,647	1,463,997
Accrued expenses	835,764	660,031
Current portion of obligations
under capital leases	138,448	208,504

Total current liabilities	2,474,859	2,332,532
Obligations under capital
leases less current portion	96,671	199,738

Total liabilities	2,571,530	2,532,270

Commitments
Stockholders’ equity:
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 12,927,942 and 12,921,942 shares;
outstanding 12,871,659 and 12,865,659 shares;
at September 29, 2012 and December 31, 2011,
respectively	129,280	129,220
Additional paid-in capital	33,747,393	33,569,896
Accumulated deficit	(26,200,763)	(24,762,759)
Less cost of 56,283 common shares
repurchased	(134,315)	(134,315)

Total stockholders’ equity	7,541,595	8,802,042

Total liabilities and stockholders’
equity	$10,113,125	$11,334,312

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Operations (Unaudited)

	Fiscal Quarters Ended		Nine month Periods Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011

Revenues:
Product sales	$2,605,465	$4,508,250	$9,477,790	$13,848,477
Research and development
under cooperative agreement	138,716	392,790	449,432	1,734,668

Total Revenues	2,744,181	4,901,040	9,927,222	15,583,145
Cost of product sales	2,862,384	3,651,046	9,620,401	11,250,968
Cost of research and development
under cooperative agreement	117,904	358,002	383,789	1,624,710

Gross Margin	(236,107)	891,992	(76,968)	2,707,467
Selling, general and
administrative expense	641,046	835,375	2,294,778	2,579,388

Operating income (loss)	(877,153)	56,617	(2,371,746)	128,079
Interest expense, net	(4,792)	(8,528)	(16,258)	(26,264)

Net income (loss) before income
tax expense (benefit)	(881,945)	48,089	(2,388,004)	101,815
Income tax expense (benefit)	(351,000)	20,500	(950,000)	44,900

Net income (loss)	$(530,945)	$27,589	$(1,438,004)	$56,915

Net income (loss) per
basic common share	$(0.04)	$0.00	$(0.11)	$0.00

Weighted average number of
basic common shares
outstanding	12,871,659	12,748,149	12,868,934	12,733,312

Net income (loss) per
diluted common share	$(0.04)	$0.00	$(0.11)	$0.00

Weighted average number of
diluted common shares
outstanding	12,871,659	13,190,317	12,868,934	13,199,666

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Cash Flows (Unaudited)

	Nine-Month Periods Ended
	September 29,	October 1,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$(1,438,004)	$56,915
Adjustments to reconcile net income (loss)
to cash provided by (used in)
operating activities:
Depreciation & amortization	556,653	531,738
Share-based compensation	168,378	158,449
Provision for bad debts and sales returns	15,000	—
Write off of construction in process	12,720	—
Deferred taxes	(950,000)	27,600
Excess tax benefit from stock options exercised	—	(47,750)
Changes in:
Accounts receivable-trade	996,882	(276,133)
Inventories	(162,631)	(666,707)
Prepaid expenses	(3,199)	(60,394)
Accounts payable	(363,350)	147,432
Accrued expenses	215,908	6,288

Net cash used in operating	(951,643)	(122,562)
activities

Cash flows from investing activities:
Purchases of property and equipment	(205,677)	(427,588)

Net cash used in investing
activities	(205,677)	(427,588)

Cash flows from financing activities:
Payment of capital lease obligations	(173,123)	(197,110)
Excess tax benefit from stock options exercised	—	47,750
Proceeds from line of credit	400,000	—
Proceeds from issuance of common stock	9,178	44,909
Proceeds from capital lease financing	—	—

Net cash provided by (used in)
financing activities	236,055	(104,451)

Net decrease in cash and cash equivalents	(921,265)	(654,601)
Cash and cash equivalents at beginning of period	1,142,429	1,803,222

Cash and cash equivalents at end of period	$221,164	$1,148,621

Supplemental cash flow information:
Cash paid for taxes, net of refunds	$—	$11,900
Interest paid	$16,258	$26,264

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Notes to Financial Statements
(Unaudited)

(1) Nature of Business

CPS Technologies Corporation (the “Company” or “CPS”) provides advanced material solutions to the electronics, power generation, automotive and other industries. The Company’s primary advanced material solution is metal matrix composites which are a combination of metal and ceramic.

CPS also assembles housings and packages for hybrid circuits. These housings and packages may include components made of metal-matrix composites or they may include components made of more traditional materials such as aluminum and copper-tungsten.

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

The Company’s balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain items in the 2011 financial statements have been reclassified to conform with the 2012 presentation.

For further information, refer to the financial statements and footnotes thereto included CPS’s Annual Report on Form 10-K for the year ended December 31, 2011.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

(3) Net Income (Loss) Per Common and Common Equivalent Share

Basic net income or loss per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the sum of the weighted average number of common shares plus additional common shares that would have been outstanding if potential dilutive common shares had been issued for granted stock option and stock purchase rights. Common stock equivalents are excluded from the diluted calculations when a net loss is incurred as they would be antidilutive.

The following table presents the calculation of both basic and diluted EPS:

	Fiscal Quarters Ended		Nine-Month Periods Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011

Basic EPS Computation:
Numerator:
Net income (loss)	$(530,945)	$27,589	$(1,438,004)	$56,915
Denominator:
Weighted average
Common shares
Outstanding	12,871,659	12,748,149	12,868,934	12,733,312
Basic EPS	$(0.04)	$0.00	$(0.11)	$0.00
Diluted EPS Computation:
Numerator:
Net income (loss)	$(530,945)	$27,589	$(1,438,004)	$56,915
Denominator:
Weighted average
Common shares
Outstanding	12,871,659	12,748,149	12,868,934	12,733,312
Dilutive effect of stock options	—	442,168	—	466,354
Total Shares	12,871,659	13,190,317	12,868,934	13,199,666
Diluted EPS	$(0.04)	$0.00	$(0.11)	$0.00

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

There were no stock options granted under the Company’s 2009 Stock Incentive Plan (the “Plan”) during the quarters ended September 29, 2012 and October 1, 2011. During the three and nine months ended September 29, 2012 the Company recognized $55,127 and $168,378, respectively as share-based compensation expense related to previously granted shares under the Plan. During the three and nine months ended October 1, 2011 the Company recognized $45,958 and $158,449, respectively, as share-based compensation expense related to previously granted shares under the Plan.

There were no option exercises during the quarter ended September 29, 2012. During the quarter ended October 1, 2011, 31,500 stock options were exercised. No options expired during the quarters ended September 29, 2012 and October 1, 2011.

(5) Inventories

Inventories consist of the following:

	September 29,	December 31,
	2012	2011

Raw materials	$380,217	$390,281
Work in process	1,690,106	1,686,966
Finished goods	1,230,925	1,061,370

Inventories	$3,301,248	$3,138,617

(6) Accrued Expenses

Accrued expenses consist of the following:

	September 29,	December 31,
	2012	2011

Accrued legal and accounting	$71,500	$72,700
Accrued payroll	474,181	456,322
Accrued other	290,083	131,009

	$835,764	$660,031

(7) Line of Credit and Equipment Lease Facility Agreements

In May of 2012 the Company increased its $1 million revolving line of credit (“LOC”) to $2 million and renewed it $1.25 million equipment finance facility (“Lease Line”) with Sovereign Bank.   Both agreements mature in May 2013.  The Lease Line was subsequently reduced to $500 thousand in November 2012. The LOC is secured by the accounts receivable and other assets of the Company, has an interest rate of prime plus one percent (1.75%) and a one-year term. Under the terms of the agreement, the Company is required to maintain its operating accounts with Sovereign Bank. The LOC and the Lease Line are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the line of credit that require the Company to maintain a targeted coverage ratio as well as targeted debt to equity and current ratios. The borrowing base under the line of credit was $912,000 of which $400,000 was outstanding at September 29, 2012. At September 29, 2012, the Company had $235,000 of capital equipment financed by the Lease Line and $1.015 million available remaining on the equipment finance facility. The Company is in compliance with both facilities. (See Subsequent Events for more detail.)

(8) Income Taxes

At December 31, 2011, the Company had approximately $1,368,000 of net operating loss carryforwards available to offset future income for U.S. Federal income tax purpose.

The Company recorded a tax benefit of $274,000 and $741,000 for federal income taxes and a tax benefit of $77,000 and $209,000 for state income taxes during the three and nine months ended September 29, 2012.

The Company has a current and non-current deferred tax asset aggregating $2,430,817 and $1,480,817 on the Company’s balance sheet at September 29, 2012 and December 31, 2011, respectively. A valuation allowance is required to be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining deferred tax assets and as such no valuation allowance has been provided against the deferred tax asset.

(9) Commitment

In July 2006, the Company entered into a lease for its current operating facilities of approximately 37,520 square feet of rentable space located on approximately seven acres at its current site in Norton, MA. The term of the lease is ten years. The lease is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities. The Company also has an option to buy the property and a first right of refusal during the term of the lease. Annual rental payments are $100,000 in year one increasing to $150,000 in year ten.

In February 2011, the Company entered into a one-year lease with five options to renew for one year periods, for approximately 13,800 square feet of rentable space inside a larger building located at 79 Walton Street, Attleboro, Massachusetts. Monthly rent, which includes utilities, is $6,900. In October 2012 the Company renewed for the one year period starting February 2013 and ending January 2014.

As of September 29, 2012 production equipment included $135,868 of construction in progress and the Company had $238,000 in outstanding commitments to purchase production equipment. The Company intends to finance production equipment with existing cash balances and funds generated by operations or with the Lease Line.

(10) Subsequent Events

In October 2012, the Company renewed for one year ending January 2014 its lease at 79 Walton Street in Attleboro, Massachusetts. The Company has three additional options to renew for one year periods at a cost, including utilities, of $6,900 per month.

In November 2012, the Company and Sovereign Bank agreed to a modification of it’s Line of Credit and Lease Line. The modification waived a covenant violation at the end of the third quarter, modified future covenants, expanded the definition of receivables included in the borrowing base and reduced the Lease Line from $1.25 million to $500 thousand.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the financial statements of the Company and notes thereto included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. There are a number of factors that could cause the Company’s actual results to differ materially from those forecasted or projected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or changed circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

The critical accounting policies utilized by the Company in preparation of the accompanying financial statements are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There have been no material changes to these policies since December 31, 2011.

Overview

CPS Technologies Corporation (the ‘Company’ or ‘CPS’) provides advanced material solutions to the electronics, power generation, automotive and other industries. In 2008 the Company also entered into a cooperative agreement with the U.S. Army to further develop its composite technology to produce armor.

The Company’s products are generally used in high-power, high-reliability applications. These applications always involve energy use or energy generation and the Company’s products allow higher performance and improved energy efficiency. The Company is an important participant in the growing movement towards alternative energy and "green" lifestyles. For example, the Company’s products are used in mass transit, hybrid and electric cars, wind-turbines for electricity generation as well as routers and switches for the internet which in turn allows telecommuting.

The Company’s primary advanced material solution is metal matrix composites (MMCs), a new class of materials which are a combination of metal and ceramic. CPS has a leading, proprietary position in metal matrix composites. Metal matrix composites have several superior properties compared to conventional materials including improved thermal conductivity, thermal expansion matching, stiffness and light weight which enable higher performance and higher reliability in our customers’ products.

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

CPS is the leader in supplying metal matrix composites to certain high growth electronics end markets which are well along in the adoption lifecycle and therefore generating significant demand. These end markets include high-performance integrated circuits and circuit boards used in internet switches and routers, as well as motor controllers used in high-speed electric trains, subway cars and wind turbines. CPS supplies heat spreaders, lids and baseplates to customers in these end markets. CPS is a fully qualified manufacturer for many of the world’s largest electronics OEMs.

CPS also assembles housings and packages for hybrid circuits. These housings and packages may include components made of metal-matrix composites; they may include components made of more traditional materials such as aluminum and copper-tungsten.

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

Our products are manufactured by proprietary processes we have developed including the QuicksetTM Injection Molding Process (‘Quickset Process’) and the QuickCastTM Pressure Infiltration Process (‘QuickCast Process’).

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

Results of Operations for the Third Fiscal Quarter of 2012 (Q3 2012) Compared to the Third Fiscal Quarter of 2011 (Q3 2011); (all $ in 000’s)

Revenue totaled $2,744 in Q3 2012, a 44% decrease from total revenue of $4,901 generated in Q3 2011. Several factors contributed to this shortfall, including: weak orders for traction products, a decline in the demand for heatspreaders and lids as certain products approach end of life, a reduction in revenues earned from our Cooperative Agreement with the US Army Research Laboratory, a decline in the sale of hermetic packages and a decrease in the sale of baseplates for hybrid and electric vehicle applications.

The Company incurred a loss at the gross margin level in Q3 2012 of $236 or 9% of sales, compared with a positive gross margin of $892 or 18% of sales in Q3 2011. This decline was primarily due to the lower sales volumes across most product lines which resulted in fixed costs being spread over fewer revenue dollars and, to a lesser degree, lower manufacturing yields; in addition, the Company incurred approximately $100 of obsolescence charges for slow moving products in Q3 2012 compared with $0 in Q3 2011.

Selling, general and administrative (SG&A) expenses were $641 in Q3 2012, down 23% from SG&A expenses of $835 in Q3 2011. This reduction was due to lower compensation and benefit expenses, including the suspension of the Company’s 401K match program in Q1 2012, and, to a lesser degree, lower sales commissions associated with lower sales volume.

The Company incurred an operating loss of $877 in Q3 2012, compared with an operating profit of $57 in the same quarter last year. This decrease was primarily due to a decline in gross margin due to a drop in sales volume, partially offset by lower SG&A expenses. Interest expense totaled $5 in Q3 2012 compared with $9 in Q3 2011.

The net loss for Q3 2012 totaled $531 versus net income of $28 in Q3 2011.

Results of Operations for First Nine Months of 2012 Compared to First Nine Months of 2011 (all $ in 000’s)

Total revenue was $9,927 in the first nine months of 2012, a decrease of 36% from total revenue of $15,583 generated during the first nine months of 2011. The Company continues to be adversely affected by the weak economies in Europe and the slowdown in traction spending in China. Several other factors contributed to the decline in revenues including the fact that certain lids and heatspreaders are approaching end of life and a significant reduction in revenues earned from our Cooperative Agreement with the US Army Research Laboratory, as well as a decline in the sale of hermetic packages. The impact of these factors was offset, in small part, by an increase in the sale of baseplates for hybrid and electric vehicle applications.

The Company lost $77 at the gross margin level during the first nine months of 2012, representing 1% of sales; this compares with a positive margin of $2,707 or 17% of revenues in the first nine months of 2011. This decline was due in large part to lower sales volume; in addition, gross margin was also adversely affected by additional costs associated with an outside finishing operation which were reflected in Q1 2012, lower manufacturing yields, and obsolescence charges for products that reached end of life earlier than forecast by customers.

Selling, general and administrative (SG&A) expenses were $2,295 in the first nine months of 2012, down 11% from SG&A expenses of $2,579 incurred during the same period in 2011. As noted earlier, a major reason for this change was the suspension of the Company’s 401K match program in Q1 2012 and lower expenses for sales commissions, the latter being directly related to lower sales volume.

The Company incurred an operating loss in the first nine months of 2012 of $2,372 compared with an operating profit of $128 in the first nine months of 2011. This decline was primarily due to the drop in sales volume, and to a lesser degree, additional finishing costs and obsolescence charges. These adverse factors were offset, in part, by a reduction in selling, general and administrative costs. Interest expense totaled $16 in the first nine months of 2012 compared with $26 on the first nine months of 2011 as a result of a decline in capital leases.

The net loss for the first nine months of 2012 totaled $1,438 versus net income of $57 in the first nine months of 2011.

Liquidity and Capital Resources (all $ in 000’s)

The Company’s cash and cash equivalents at September 29, 2012 totaled $221 compared with cash and cash equivalents at December 31, 2011 of $1,142. In addition, the Company’s bank borrowings increased from zero at the end of 2011 to $400 at September 29, 2012. This use of cash was a result of the loss from operations during the first nine months of 2012, offset in part by a decrease in accounts receivable.

Accounts receivable at September 29, 2012 totaled $2,101 compared with $3,113 at December 31, 2011. Days Sales Outstanding increased to 69 days at the end of the third quarter 2012, compared with 66 days at December 31, 2011. The accounts receivable balances at September 29, 2012 and December 31, 2011 are net of an allowance for doubtful accounts and sales returns of $25 and $10, respectively.

Inventories increased to $3,301 at September 29, 2012 from $3,139 at December 31, 2011. All consigned inventory is shipped under existing purchase orders and per customers’ requests. $ 1,497 ($243 of finished goods and $1,254 awaiting an outside finishing operation) of the inventory at September 29, 2012 was located at customers’ locations pursuant to consigned inventory agreements; at December 31, 2011, $1,363 ($353 finished goods and $1,010 awaiting an outside finishing operation) was located at customers’ locations pursuant to consigned inventory agreements.

The Company financed its working capital during the first nine months of 2012 with collections on accounts receivable, existing cash balances and short-term bank borrowings. The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2012 from a combination of existing cash balances and borrowings under its committed bank line of credit. The Company’s borrowing capacity under the LOC is the lesser of $2,000 or its borrowing base; at September 29, 2012 the Company’s borrowing base was $912, of which $400 had been borrowed.

The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing to fund operations. Failure to generate sufficient revenues, obtain additional capital financing or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its business objectives.

Contractual Obligations

In May of 2012, the Company increased its $1 million revolving line of credit (“LOC”) to $2 million and renewed it $1.25 million equipment finance facility (“Lease Line”) with Sovereign Bank.   Both agreements mature in May 2013.  The LOC is secured by the accounts receivable and other assets of the Company, has an interest rate of prime plus one percent (1.75%) and a one-year term. Under the terms of the agreement, the Company is required to maintain its operating accounts with Sovereign Bank. The LOC and the Lease Line are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the line of credit that require the Company to maintain a targeted coverage ratio as well as targeted debt to equity and current ratios. At September 29, 2012, the Company was in compliance with existing covenants, the borrowing base under the line of credit was $912 of which $400 was borrowed. At September 29, 2012, the Company had $235 of capital equipment financed by the Lease Line and $1.015 available remaining on the facility.

As of September 29, 2012, production equipment included $136 thousand of construction in progress, and the Company had outstanding commitments to purchase $238 thousand of production equipment. The Company intends to finance production equipment in construction in progress and outstanding commitments under the lease agreement with a combination of accessing the Lease Line, existing cash balances and borrowings under the LOC.

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

In October 2012, the Company renewed for one year ending January 2014 its lease at 79 Walton Street in Attleboro, Massachusetts. The Company has three additional options to renew for one year periods at a cost, including utilities, of $6,900 per month.

The Company’s contractual obligations at September 29, 2012 consist of the following:

	Payments Due by Period
		Remaining in	FY 2013 -
	Total	2012	FY 2015	FY 2016
Capital lease obligations including interest	$245,400	$37,900	$207,500	$—
Purchase commitments for production equipment	$238,000	$238,000	$—	$—
Operating lease obligation for facilities	$621,200	$55,700	$528,000	$37,500

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not significantly exposed to the impact of interest rate changes or foreign currency fluctuations. The Company has not used derivative financial instruments.

ITEM 4T CONTROLS AND PROCEDURES

(a) The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d - 14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, 1) the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports the Company files under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and 2) the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS
None.

ITEM 1A RISK FACTORS
There have been no material changes to the risk factors as discussed in our 2011 Form 10-K

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

Exhibit 32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(b) Reports on Form 8-K

On August 13, 2012 the Company filed a report on Form 8-K of its earnings report for the fiscal first quarter ended June 30, 2012.

On August 13, 2012 the Company filed a report on Form 8-K which included a transcript of the Company’s conference call held on August 13, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPS TECHNOLOGIES CORPORATION
(Registrant)

Date: November 9, 2012
/s/ Grant C. Bennett
Grant C. Bennett
Chief Executive Officer

Date: November 9, 2012

/s/ Ralph M. Norwood

Ralph M. Norwood

Chief Financial Officer