Form 10-K
period 2012-12-29
CPS TECHNOLOGIES CORP/DE/
filed 2013-03-27
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 29, 2012
or
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

Registrant’s telephone no., including area code: 508-222-0614

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

[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [ ] Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act
[ ] Yes [X] No

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was $28.0 million based on the average of the reported closing bid and asked prices for the Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter as reported on the OTC Bulletin Board.

Number of shares of Common Stock outstanding as of February 26, 2013: 12,871,759 shares.

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

Concurrently, CPS is participating in certain end markets that are at an earlier stage of the adoption lifecycle. Management believes these end markets will generate additional growth in both the intermediate and longer term. An example of such an end market is motor controllers for hybrid automotives and trucks. In 2012, the Company’s baseplates were available in several models of automobiles.

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

CPS produces products made of AlSiC in the shapes and configurations required for each application, for example, in the form of lids, substrates, housings, etc. Every product is made to a customer’s blueprint. The CPS process technology allows most products to be made to net shape, requiring no or little final machining.

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

Examples of structural applications for which we are developing and supplying components include armor, robotic arms for semiconductor manufacturing equipment and components used in oil and gas industries.

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

We provide baseplates and heat spreaders on which power semiconductors are mounted to produce modules for motor control. The power semiconductors are typically insulated gate bipolar transistors and these applications are often referred to as IGBT applications. Our AlSiC baseplates have sufficient thermal conductivity to allow for removal of heat through the baseplate, and have a thermal expansion rate sufficiently similar to the other components in the assembly to ensure reliability over time as the assembly thermally cycles. We believe this market will continue to grow as the use of power modules penetrates additional motor applications, and as electric motors themselves penetrate new applications such as the hybrid electric vehicle.

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

Lids and Heat Spreaders for High-Performance Microprocessors, Application-Specific Integrated Circuits and Other Integrated Circuits ("Flip-chip Applications")

Increases in speed, circuit density, and the number of connections in microprocessor chips (CPUs) and application-specific integrated circuits (ASICs) are accelerating a transition in the way in which these circuits are packaged. Packages provide mechanical protection to the integrated circuit (IC), enable the IC to be connected to other circuits via pins, solder bumps or other connectors, and allow attachment of a heat sink or fan to ensure the IC does not overheat. In the past most high-performance ICs were electrically connected to the package by fine wires in a process known as wire bonding. Today, most high-performance semiconductors are connected to the package by placing metal bumps on the connection points of the die, turning the die upside down in the package, and directly connecting the bumps on the die with corresponding bumps on the package base by reflowing the bumps. This is referred to as a "flip-chip package". Flip chip packages allow for connection of a larger number of leads in a smaller space, and can provide other electrical performance advantages compared to wire bonded packages.

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

Most participants in the semiconductor industry believe the densities of ICs will continue to increase following the well-known "Moore’s Law". As IC densities increase, generally so does the IC size, and the amount of heat generated by the IC. We believe the need for thermal management will continue to grow rapidly.

Customers

We sell primarily to major microelectronics systems houses in the United States, Europe and Asia. Our customers typically purchase prototype and evaluation quantities of our products over a one to three year period before purchasing production volumes.

In 2012, our three largest customers accounted for 38%, 17% and 8% of revenues, respectively. In 2012, 83% of our revenues were derived from commercial applications and 17% from defense-related applications.

Research and Development

In 2012, costs incurred related to funding under the Cooperative Agreement were $605 thousand of which $597 thousand was reimbursed by the U.S. Army and $8 thousand was the Company’s cost share. The revenue recognized by the Company of $597 thousand less the Company’s research and development cost of $502 thousand resulted in a gross margin of $95 thousand.

Availability of Raw Materials

We use a variety of raw materials from numerous domestic and foreign suppliers. These materials are primarily aluminum ingots, ceramic powders and chemicals. The raw materials we use are available from domestic and foreign sources and none is believed to be scarce or restricted for national security reasons. We use no conflict metals.

Patents and Trade Secrets

As of December 29, 2012, we had 11 United States patents and seven United States patent pending. We also have several international patents covering the same subject matter as the U.S. patents. Our licensees have rights to use certain patents as defined in their respective license agreements.

We intend to continue to apply for domestic and foreign patent protection in appropriate cases. In other cases, we believe we are better served by reliance on trade secret protection. In all cases, we seek protection for our technological developments to preserve our competitive position.

Backlog and Contracts

Over 90% of the Company's product sales are custom in that they are based on customers drawings and the large majority of these sales are "designed in" and are sold over multiple years. Major customers typically give the Company a non-binding forecast of demand for a one-year period and then negotiate a pricing agreement with the Company valid for a year. Each week customers then issue releases or authorizations to ship under the pricing agreements. At any point in time the contractually binding backlog represented by the releases in hand does not necessarily reflect underlying demand. Given this situation, the Company does not believe backlog data is helpful to investors.

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

Employees

As of December 29, 2012, we had 134 full-time employees and 5 part-time employees, of whom 120 were engaged in manufacturing and engineering and 14 in sales and administration, including finance, purchasing, IT, and customer service. There are no temporary employees working at this time to support production and program requirements.

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

Our quarterly and annual results of operations have varied in the past, and our operating results may vary significantly in the future due to a number of factors including, but not limited to: timing of orders from major customers; mix of products and services; pricing and other competitive pressures; delays in prototype shipments, economic conditions in the electronics industry, raw material costs, and our ability to time expenditures in anticipation of future revenues.

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

The Company relies on a small number of customers for a large percentage of its revenues.

Historically the Company has had a small number of customers representing a large percentage of its total sales. Although the Company endeavors to expand its customer base, we expect that sales to a limited number of customers will continue to account for a high percentage of our revenues in any given period for the foreseeable future. The reliance makes us particularly susceptible to factors affecting those customers. If such customers’ business declines and as a result our sales to such customers decline without corresponding sales orders from other customers, our financial condition and results of operations would be adversely affected.

The growth of our business depends upon the development and successful commercial acceptance of our new products.

Our failure to develop, manufacture, and sell new products in quantities sufficient to offset a decline in revenue from existing products or to successfully manage product and related inventory transactions could harm our business. We depend upon timely and efficient completion of design and development, implementation of manufacturing processes, and effective sales, marketing and customer service. Because of the complexity of our products, significant delays may occur in introducing new products, or between a product’s initial introduction and volume production.

Technological changes may make our products obsolete or result in decreased prices or increased expenses.

Although our products are “designed-in” and often have lives lasting several years, and technological changes could eliminate our competitive advantages. This could lead to significant price erosion for products. Our success will depend in part on our ability to develop and offer more advanced products in the future, to anticipate both future demand and the technology to supply that demand, to enhance our current products and services, to provide those products and services at competitive prices on a timely and cost-effective basis to achieve market acceptance of those products and services.

Our military business could suffer as a result of the pressures to reduce defense spending.

Over the past four years revenues from our contract with the U.S. Army Research Laboratory has approximated 10% of the Company’s total revenue. This contract will expire in 2013 and pressures to reduce national spending on defense could make it difficult to continue to generate revenues from the military sector.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

As of December 29, 2012, all our manufacturing, engineering, sales and administrative operations are located in leased facilities in Norton, Massachusetts and Attleboro, MA. The Company entered into a 10-year lease for the Norton facilities effective on March 1, 2006. The leased facilities comprise approximately 38 thousand square feet.

In February 2011, the Company entered into a lease for an additional 13.8 thousand square feet in Attleboro, MA. The lease term is for one year and has an option to extend the lease for five additional one year periods. The Company renewed the lease in October 2012 for one additional year.

Item 3. Legal Proceedings.

We are not a party to any litigation which could have a material adverse effect on us or on our business and we are not aware of any pending or threatened material litigation against us.

Item 4. Mine Safety Disclosures

Not applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

On December 29, 2012, we had approximately 360 shareholders. The high and low closing bid prices of our common stock for each quarter during the years ended December 29, 2012 and December 31, 2011 are shown below.

	2012		2011
	High	Low	High	Low
1st Quarter	$2.30	$1.10	$2.38	$1.65
2nd Quarter	$2.75	$1.99	$2.38	$1.75
3rd Quarter	$2.40	$1.29	$2.20	$1.65
4th Quarter	$1.80	$1.00	$2.20	$1.01

We have never paid cash dividends on our Common Stock. We currently plan to reinvest our earnings, if any, for use in the business and do not intend to pay cash dividends in the foreseeable future. Future dividend policy will depend, among other factors, upon our earnings and financial condition.

Our Common Stock is traded on NASD’s Over-the-Counter Bulletin Board (OTCBB) under the symbol CPSH.OB

Item 6. Selected Financial Data (000’s, except per share amounts)

The following selected financial data of CPS should be read in conjunction with the financial statements and related notes filed as part of this Annual Report on Form 10-K. Amounts are in thousands except per share amounts.

SELECTED FINANCIAL DATA

For the Fiscal Year:	2012	2011	2010	2009	2008
Summary of Operations
Product Revenue	$13,454	$17,643	$19,913	$11,301	$14,456
Cooperative Agreement Revenue	597	2,164	1,484	1,679	357
Operating Expenses	16,851	20,143	20,344	12,831	13,429
Operating Income (Loss)	(2,799)	(336)	1,054	149	1,384
Other Income (Expense), Net	(29)	(33)	(32)	(39)	(44)
Net Income (Loss) Before Taxes	(2,828)	(369)	1,021	110	1,340
Provision Benefit) for Income Taxes	(1,306)	(323)	311	(452)	(134)
Net Income (Loss)	(1,522)	(46)	710	562	1,474
Net Income (Loss) Per Basic Common Share	$(0.12)	$0.00	$0.06	$0.04	$0.12
Weighted Average Basic Number of Common Shares Outstanding	12,870	12,766	12,643	12,625	12,613
Net Income (Loss) Per Diluted Common Share	$(0.12)	$0.00	$0.06	$0.04	$0.11
Weighted Average Diluted Number of Common Shares Outstanding	12,870	12,766	12,882	12,931	13,243

Year-End Position
Working Capital	$3,395	$5,501	$5,731	$5,020	$4,663
Total Assets	$10,349	$11,334	$10,611	$9,230	$8,367
Long-term Obligations	$76	$200	$176	$263	$152
Stockholders’ Equity	$7,532	$8,802	$8,486	$7,553	$6,981

SELECTED QUARTERLY FINANCIAL DATA

	First	Second	Third	Fourth
	Fiscal	Fiscal	Fiscal	Fiscal
	Quarter	Quarter	Quarter	Quarter
2012
Total Revenues	$3,555	$3,628	$2,744	$4,125
Gross Margin	$(34)	$193	$(236)	$333
Net Income (loss)	$(534)	$(373)	$(531)	$(84)
Net Income (loss) Per Basic Share	$(0.04)	$(0.03)	$(0.04)	$(0.01)
Net Income (loss) Per Diluted Common Share	$(0.04)	$(0.03)	$(0.04)	$(0.01)
2011
Total Revenues	$5,840	$4,842	$4,901	$4,224
Gross Margin	$856	$959	$892	$249
Net Income	$16	$13	$28	$(103)
Net Income (loss) Per Basic Share	$0.00	$0.00	$0.00	$(0.01)
Net Income (loss) Per Diluted Common Share	$0.00	$0.00	$0.00	$(0.01)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

CPS’ primary advanced material solution is metal matrix composites, a new class of materials which are a combination of metal and ceramic. CPS has a leading, proprietary position in metal matrix composites. Metal matrix composites have several superior properties compared to conventional materials including improved thermal conductivity, thermal expansion matching, stiffness and light weight, which enable higher performance and higher reliability in our customers’ products.

The end markets which account for a majority of our sales today are all electronics markets: primarily the high-performance microprocessor and application-specific integrated circuits market and the motor controller market. The Company’s products are typically in the form of housings, packages, lids, substrates, thermal planes, heat spreaders or baseplates, and are used in applications where thermal management and/or weight are important considerations.

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

CPS’s products are custom rather than catalog items. They are made to customers’ designs and are used as components in systems built and sold by our customers. At any point in time our product mix will consist of some products with on-going production demand, and some products which are in the prototyping or evaluation stages at our customers. The Company seeks to have a portfolio of products which include products in every stage of the technology adoption lifecycle at our customers. CPS’ growth is dependent upon the level of demand for those products already in production, as well as its success in achieving new "design wins" for future products.

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

The Company believes the underlying demand for metal matrix composites is growing as the electronics and other industries seek higher performance, higher reliability, and reduced costs. CPS believes that the Company is well positioned to offer our solutions to current and new customers as these demands grow. In 2012 its top three customers accounted for 63% of revenue and the remaining 37% of revenue was derived from 69 other customers. In 2011 the top three customers accounted for 71% of revenue and the remaining 29% of revenue was derived from approximately 49 customers.

Application of Critical Accounting Policies

Financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. As such, the Company is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. CPS’s significant accounting policies are presented within Note 2 to the financial statements; the significant accounting policies which management believes are most critical to aid in fully understanding and evaluating its reported financial results include the following:

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

Shipping terms are customarily EXW (Ex-works) Shipping Point which terms are consistent with “FOB Shipping Point”. Revenues for products sold in the normal course of business are recognized upon shipment when delivery terms are EXW shipping point and all other revenue recognition criteria have been met.

The Company also has consigned inventory agreements with a few customers. For product shipped under consigned inventory agreements, the Company recognizes revenue when the customer either notifies CPS that they have picked the product from the consigned inventory or, in some cases, when sixty days have elapsed from the date the shipment arrives at the customer’s location. Of the total inventory of $2.5 million at December 29, 2012, $1.1 million was located at customers’ locations pursuant to consigned inventory agreements. Of the total inventory of $3.1 million at December 31, 2011, $1.4 million was located at customers’ locations pursuant to consigned inventory agreements.

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

The Cooperative Agreement extends for four years and provides for funding of up to $8.34 million, over the four years, but actual funding is provided incrementally on a year-to-year basis, depending on, among other factors, if yearly objectives are met and if Congress authorizes the funds ($6.6 million has been authorized through December 29, 2012). If the total $8.34 million in funding is provided by the Government, the Company’s cost share will amount to $439 thousand over the term of the Agreement. Amendment/Modification #P00008 extended the term of performance of the original Agreement, Cooperative Agreement W911NF-08-2-0017, from July 14, 2012 to July 14, 2013. As of December 29, 2012, the Company had invoiced $6.3 million since inception of the Agreement and expects to invoice the full amount approved of $6.6 million, before July 14, 2013.

Accounts Receivable

The Company performs ongoing monitoring of the status of its receivables based on the payment history and the credit worthiness of our customers, as determined by a review of their current credit information. Management continuously monitors collections and payments from customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been low and within expectations, there is no guarantee that we will continue to experience the same credit loss rates as in the past. Although the Company’s major customers are large and have a favorable payment history, a significant change in the liquidity or financial position of one of them could have a material adverse impact on the collectability of accounts receivable and future operating results. Sales returns are offset against the related amounts invoiced in accounts receivable.

Inventory

The Company has a build-to-order business model and manufactures product to ship against specific purchase orders; occasionally CPS manufactures product in advance of anticipated purchase orders to level load production or prepare for a ramp-up in demand. In addition, 100% of the Company’s products are custom, meaning they are produced to a customer’s design and generally cannot be used for any other purpose. Purchase orders generally have cancellation provisions which vary from customer to customer, but which can result occasionally in CPS producing product which the customer is not obligated to purchase. However, once a product has gone into production, most customer orders are recurring and order cancellations are rare. The Company’s general obsolescence policy is to write off obsolete inventory when there has been no activity on a particular part for a twelve month period and there are no pending customer orders.

In some cases, customers place blanket purchase orders and request the Company to maintain inventory sufficient to respond quickly upon receiving a shipment request. The Company manufactures to specifications and the products typically have a life which extends over several years and does not deteriorate over time. Therefore, the risk of obsolescence due to the passage of time, per se, is minimal. However, in order to more efficiently schedule production or to meet agreements with customers to have inventory in the pipeline, the Company occasionally manufactures products in advance of purchase orders. In these instances, the Company bears the risk that it will be left with product manufactures to specification for which there are no customer purchase orders. The Company scrutinizes its inventory and, in the absence of pending orders or strong evidence of future sales, establishes an obsolescence reserve when there has been no activity on a particular part for twelve month period.

In determining inventory cost, the Company uses the first-in, first-out method and states inventory at the lower of cost or market. Virtually all of the Company’s inventory is customer specific; as a result, if a customer’s order is cancelled, it is unlikely that CPS would be able to sell that inventory to another customer. Likewise, if the Company chooses to manufacture product in advance of anticipated purchase orders and those orders did not materialize, it is unlikely that it would be able to sell that inventory to another customer. The value of CPS’s work in process and finished goods is based on the assumption that specific customers will take delivery of specific items of inventory. The Company has not experienced losses to date as a result of customer cancellations and has not established a reserve for such cancellations.

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

Income Taxes

Deferred tax assets and liabilities are based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company considers many factors in assessing whether or not a valuation allowance for its Deferred Tax asset is warranted. On the positive side, the Company considered such factors as its: history of taxable earnings (seven consecutive years from 2003-10), global customer base consisting of large companies with significant resources, current products and their expected life, technological advantages, potential for price increases, trend of improved manufacturing efficiencies and the magnitude of the Deferred Tax Asset compared with the Company’s expectation of future earnings over the remaining life of the asset. On the negative side, the Company considered such factors as: the current global recession, the Company’s ability to absorb a period of operating losses and negative cash flow and the potential for the technological breakthroughs and substitution of the Company’s products by lower cost solutions.

In the second quarter of 2012, the Company decided to reclassify 100% of its Deferred Tax Asset as non-current as sales slowed and it became clear that earning a profit for the year and realizing some deferred tax benefit over the next twelve months would be unlikely. At the end of 2012 a detailed analysis was made considering the future outlook for operations and projected changes in balance sheet accounts. Based upon this analysis, it was decided to classify $355 thousand of the Deferred Tax Asset as current and the balance as non-current.

At December 29, 2012, the Company’s Deferred Tax Asset included net operating loss carryforwards and other temporary differences which will require taxable income of approximately $7.1 million to fully utilize, assuming an effective corporate tax rate of 39%. The Company has concluded that it is more likely than not that its Deferred Tax Asset will be fully realized. Current projections of future taxable income, including the reversal of temporary differences, reflect the Company’s belief that it has attractive growth opportunities and a favorable cost structure. These projections support the conclusion that the Company will generate taxable income sufficient to utilize the losses before they expire. An important consideration in this analysis is the fact that none of the NOL carryforwards expire before 2020 and the NOL carryforwards from 2012 will not expire until 2032.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 29, 2012 and December 31, 2011, the Company has no accruals for interest or penalties related to income tax matters. The Company does not have any uncertain tax positions at December 29, 2012 or December 31, 2011 which required accrual or disclosure.

Income tax effects related to share-based compensation that are in excess, or less than, of grant-date fair value, less any proceeds received on exercise of stock prices, are recognized as either an increase or decrease to additional paid-in capital upon exercise.

Results of Operations

Year ended December 29, 2012 (“2012”) compared to the year ended December 31, 2011 (“2011”).

Total revenues were $14.1 million in 2012 compared to total revenues of $19.8 million in 2011, a 29% decrease. This reduction of $5.7 million was made up of three main categories: baseplates used in the traction and high power markets, lids and heatspreaders, and revenue earned from The Cooperative Agreement with the U.S. Army Research Laboratory. The traction and high power markets were adversely affected by the weak economies in Europe and the slow-down of traction spending in China. The reduction in the lid and heatspreaders occurred as many products approached their end of life. The lower revenues earned on the contract with the U.S. Army Laboratory reflected a general tightening of the defense spending as well as the fact that The Cooperative Agreement is nearing the end of its contract.

Gross Margin in 2012 totaled $256 thousand, representing 2% margin on sales. This compares with $3.0 million gross margin generated in 2011 (15% of sales). The most significant factor causing the decline was the drop in sales volume which resulted in manufacturing fixed costs being spread over significantly fewer dollars. Other factors contributing to this reduction in margin percentage included $292 thousand obsolescence charges for lids that reached the end of life earlier than forecast by customers, additional costs associated with an outside finishing operation recorded in the First Quarter, and the lower prices for certain baseplate products.

Selling, General and Administrative (SG&A) expenses totaled $3.1 million in 2012 compared to $3.3 million in 2011. The decrease was due primarily to the suspension of the Company’s 401k matching program in the First Quarter of 2012 and lower expenses for sales commissions, the latter of which was directly related to the lower sales volume.

The Operating Loss for 2012 totaled $2.8 million versus an Operating Loss in 2011 of $336 thousand. The increase was primarily due to lower sales volume. Other factors contributing to this increase include obsolescence charges and costs associated with the finishing operation cited earlier, offset in small part by a reduction in SG&A spending.

Other Expense (net) was down slightly versus 2011. The Loss before Taxes in 2012 totaled $2.8 million versus a Loss before Taxes in 2011 of $400 thousand. This increase was due to the same factors cited above for the change in Operating Income. The tax benefit in 2012 was $1.3 million compared to $323 thousand in 2011.

Significant Fourth Quarter Activity

Revenues totaled $4.1 million in the Fourth Quarter of 2012 versus $4.2 million in the comparable quarter in 2011. The totals are similar as the Company was able to generate an increase in the sales of baseplates and hermetic packages during the Fourth Quarter of 2012 to approximately offset the decline experienced in its sale of lids, revenues generated from the contract with the U.S. Army Research Laboratory and revenues from automotive products.

Gross Margin increased in the Fourth Quarter of 2012 versus the Fourth Quarter 2011 to $333 thousand (8% of sales) from $248 thousand (6% of sales). This improvement was primarily due to operational improvements in manufacturing operations.

Selling, General and Administrative expenses totaled $760 thousand in the Fourth Quarter of 2012 compared with $712 thousand in the Fourth Quarter of 2011. A major reason for this difference was an increase in legal expenses associated with an overseas patent issue.

The Operating Loss of $427 thousand in the Fourth Quarter of 2012 and the Net Loss of $84 thousand in the same quarter represent a modest change when compared with the Fourth Quarter of 2011 when Operating Loss and Net Loss totaled $464 thousand and $103 thousand, respectively.

The Company’s Fourth Quarter of 2012 Operating Loss of $427 thousand was the smallest of any quarter during the year. This was due to higher revenues compared with previous quarters.

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

The Operating Loss for 2011 totaled $336 thousand versus an Operating Income of $1.0 million in the comparable period for 2010. The decrease was due primarily to a combination of price reductions on certain products and higher personnel costs in the SG&A area, offset in part be improvements in the manufacturing operations. Other Income and Expense (net) was largely unchanged year to year. The Loss before Taxes in 2011 totaled $369 thousand versus a Profit before Tax of $1.0 million. This decrease was due to the same factors cited above for the change at the operating income level. The tax benefit in 2011 was $323 thousand compared to a tax provision of $311 thousand 2010.

Significant Fourth Quarter of 2011 Activity

Revenues totaled $4.2 million in the Fourth Quarter of 2011 versus $4.8 million in the comparable quarter in 2010. Nearly $500 thousand of this decline occurred in the sale of hermetic packages.

Gross Margin increased in the Fourth Quarter of 2011 versus the Fourth Quarter of 2010 to $248 thousand (6% of sales) from $97 thousand (2% of sales). In both years scrap was unusually high in the quarter versus the first nine month period. The manufacturing of metal matrix composites is a challenging process, frought with many variables. During the fourth quarters of both 2010 and 2011, the Company encountered an unusual level of difficulties in its manufacturing operations resulting in higher scrap levels than in the nine months totals of each year. On a quarter to quarter comparison, the higher margin in the Fourth Quarter of 2011 was due to more efficient manufacturing operations.

Selling, General and Administrative expenses totaled $712 thousand in the Fourth Quarter of 2011, flat versus the Fourth Quarter of 2010.

The Operating Loss of $464 thousand in the Fourth Quarter 2011 and the Net Loss of $103 thousand in the same quarter represented a modest improvement when compared with the Fourth Quarter of 2010 when the Operating Loss and Net Loss totaled $636 thousand and $325 thousand, respectively.

Liquidity and Capital Resources

The Company’s cash and cash equivalents at December 29, 2012 totaled $307 thousand. At the same time the Company had bank borrowing of $500 thousand so its net cash was a negative $193 thousand. This compares to cash and cash equivalents at December 31, 2011 of $1.1 million and no outstanding bank borrowing. The decline in net cash of $1.3 million was due to pre-tax losses of $2.8 million, offset in part by a reduction in working capital of $1.0 million (Receivable, Inventories and Payables/Accruals, the fact that capital expenditures and capital lease payments were $305 thousand less than Depreciation/Amortization and non-cash stock compensation of $243 thousand.

Accounts receivable at December 29, 2012 totaled $2.9 million compared with $3.1 million at December 29, 2011. DSOs (Days Sales Outstanding) decreased to 63 from 66 in these respective periods. The accounts receivable balances at the end of December 29, 2012, and December 29, 2011 were both net of an allowance for doubtful accounts of $10 thousand.

Inventories decreased to $2.5 million at December 29, 2012 from $3.1 million at December 31, 2011. During 2011 the Company increased inventories to meet forecasts provided by a key customer which fell short of expectations. During 2012, primarily in the Fourth Quarter, the Company was able to draw down on this inventory as sales from this customer increased. The Company did not experience any obsolescence as a result of this situation. The inventory turnover in 2011, using a 5 point average for inventories, was 8.0. In 2012, the inventory turnover was 4.4. This decline was due to a combination of the inaccuracy in the customers forecast as well as an increase in the percentage of sales made on a consignment basis which extended the inventory pipeline.

All consigned inventory is shipped under existing purchase orders and per customers’ requests. Of the total inventory of $2.5 million at December 29, 2012, $1.1 million was located at customers’ locations pursuant to consigned inventory agreements. Of the total inventory of $3.1 million at December 31, 2011, $1.4 million was located at customers’ locations pursuant to consigned inventory agreements.

The Company financed its working capital during 2012 and 2011 with existing cash balances and borrowings on its bank line of credit. The Company expects it will continue to be able to fund its working capital requirements during 2013 from a combination of existing cash and its bank line of credit.

In May 2012, the Company renewed its revolving line of credit with Sovereign Bank, increasing the maximum from $1.0 to $2.0 million. Under the terms of the agreement, the Company can borrow up to the lesser of the $2.0 million or its ‘borrowing base’, which allows a portion of its receivables to be borrowed against with the proportions varying by customer. The line of credit is secured by the accounts receivable and other assets of the Company. The revolving line of credit has a one-year term although management believes it is likely that Sovereign Bank and the Company will renew the line at the end of the term. At December 29, 2012, there was $500 thousand of borrowings under this line and its borrowing base at the time would have permitted an additional $900 thousand to have been borrowed.

An equipment financing facility with Sovereign Bank, agreed to in May 2012, allowed the Company to finance up to $1.25 million of eligible equipment. The agreement was modified in November 2012, reducing the maximum allowed to $500 thousand. As of year-end 2012, the Company had $300 thousand available remaining on the Sovereign lease line. Equipment financed by the Sovereign equipment lease qualifies for treatment as a capital lease.

The covenants with Sovereign Bank are identical for the line of credit and equipment financing facility. The covenant requirements are shown below together with the actual rations achieved:

Covenant	Requirement	Actual
Current Ratio	minimum of 1.5X	2.2X
Liabilities to Net Worth	maximum of 1.0X	0.4X
Net Loss in Q4, 2012	maximum of $250K	$84K
Capital Expenditures for 2012	maximum of $900K	$210K
Borrowings under the lease line	maximum of $500K	$200K
Borrowings under the line of credit	maximum of $1.363K	$500K
(based on receivables at 12/29/12)

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

Contractual Obligations

Our contractual obligations at year-end 2012 consist of the following:

		Payments Due by Period (in $000)
	Total	Less than one year	1-3 years	4-5 years	More then 5 years
Capital lease obligations, including interest	$208	$130	$78	None	None
Bank borrowings	$500	$500	None	None	None
Operating lease obligations	$566	$223	$343	None	None

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

Item 8. Financial Statements and Supplementary Data

See Index to the Company’s Financial Statements and the accompanying notes which are filed as part of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the direction of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as such item is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 29, 2012.

Changes in Internal Control over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting during fiscal 2012.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the direction of our Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2012. In making this assessment, management used the criteria set forth in the "Internal Control Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 29, 2012.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to recent final rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

The names of the directors and executive officers of the Company and certain information about them as of December 29, 2012 are listed below.

Name	Age	Position
Grant C. Bennett	58	President, Chief Executive Officer
Ralph M. Norwood	69	Chief Financial Officer
Francis J. Hughes, Jr.	62	Director
Daniel Snow	41	Director

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

Mr. Francis J. Hughes, Jr. has served as President of American Research and Development Corporation (‘ARD’), a venture capital firm, since 1992. Mr. Hughes joined ARD’s predecessor organization in 1982, and became Chief Operating Officer in 1990. Mr. Hughes has co-founded and served as a General Partner of the following venture capital funds: ARD I, L.P., ARD II, L.P. (July, 1985), ARD III, L.P. (April, 1988), Hospitality Technology Fund, L.P.(June, 1991) and Egan-Managed Capital, L.P. (February, 1997). Mr. Hughes has served as a Director of the Company since 1993. Mr. Hughes has an MS degree from MIT and an MBA from the Harvard Business School.

Dr. Daniel C. Snow has served as associate professor at the Marriott School of Management at Brigham Young University since 2009. From 2004 to 2009, he served on the faculty of the Harvard Business School. His research focuses on technological innovation, specifically furthering the understanding of the complex interplay between old and new technologies.  Professor Snow holds an MBA from Brigham Young University’s Marriott School of Management, and a PhD from the University of California, Berkeley. Professor Snow previously worked for Ford Motor Company as a financial analyst.

There are no family relationships between or among any executive officers or directors of the Company.

Board Independence

The Board has determined that Messrs. Hughes and Snow are independent as defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards.

Board Meetings and Attendance.

The Board held six meetings during the fiscal year ended December 29, 2012. Each Board member attended 100% of the meetings of the Board and of the committees on which he served which were held during the period for which he was a director or committee member.

Committees

The Board has an Audit Committee and a Compensation Committee, but not a Nominating Committee.

Audit Committee

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Francis J. Hughes, Jr. and Daniel C. Snow. The Audit Committee met four times in fiscal 2012.

The Board of Directors has determined that Francis J. Hughes, Jr. and Daniel C. Snow are both audit committee financial experts as defined by Item 401(h) of Regulations S-K of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Compensation Committee

Each member of the Compensation Committee is independent as defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. The Compensation Committee makes recommendations concerning salaries and incentive compensation, awards equity compensation to employees and consultants under our equity incentive plans and otherwise determines compensation levels and performs other functions regarding compensation that are delegated by the Board. The members of the Compensation Committee are Daniel C. Snow and Francis J. Hughes, Jr. The Compensation Committee met twice in 2012.

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

Directors’ Compensation

The Company adopted the 2009 Stock Incentive Plan ("2009 Plan") on December 10, 2009. Under the terms of the 2009 Plan, all of the Company’s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock awards, or other stock-based awards. In 2012 and 2011, Mr. Hughes and Mr. Snow did not received any grants to purchase options of the Company’s common stock.

In addition to stock options, beginning with Q3, 2010, directors receive cash payments of $1,000 per meeting attended, as well as $2,500 for each fiscal quarter in which the Company meets certain financial performance criteria. The Company did not meet the criteria during any quarter in 2012.

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

NAMED EXECUTIVE OFFICER SUMMARY COMPENSATION TABLE

Name & Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Grant	2012	$123,425	$0	$0	$0	$0	$0	$0	$123,425
Bennett	2011	$155,826	$15,088	$0	$0	$0	$0	$0	$170,914
CEO	2010	$168,845	$203	$0	$0	$0	$0	$0	$169,048

Ralph	2012	$128,250	$0	$0	$0	$0	$0	$0	$128,250
Norwood	2011	$30,553	$0	$0	$3,956	$0	$0	$0	$34,509
CFO	—	—	—	—	—	—	—	—	—

Richard	2012	$130,634	$0	$0	$0	$0	$0		$130,634
Adams	2011	$140,656	$7,588	$0	$37,710	$0	$0	$122,400	$308,354
CTO & Senior VP	2010	$149,448	$203	$0	$18,385	$0	$0	$0	$168,036

Mark	2012	$101,923	$0	$0	$0	$0	$0	$0	$101,923
Occhionero	2011	$117,307	$7,588	$0	$50,951	$0	$0	$23,211	$199,057
VP Marketing	2010	$122,557	$203	$0	$24,804	$0	$0	$0	$147,564

Cheryl	2012	$97,781	$0	$0	$0	$0	$0	$0	$97,781
Oliveira	2011	$107,509	$5,300	$0	$3,116	$0	$0	$0	$115,925
VP Sales	2010	$109,981	$217	$0	$1,519	$0	$0	$0	$111,717

The dollar amounts listed in “Option Awards ($)” above represent the dollar amount recognized on the Company’s 2011 Financial Statements as compensation expense resulting from options held by the Named Executive Officer. This dollar amount is determined pursuant to
FASB ASC718. See “Stock Option Grants and Exercises” below for additional information relating to the options held by these Named Executive Officers.

Change-of-Control Agreements

None of the Named Executive Officers described in the Summary Compensation Table above have entered into a change-of-control agreement with the Company. All options granted to all employees, including the officers listed above, are subject to accelerated vesting in the event of a change of control as described in the option plans.

Stock Option Grants And Exercises

In fiscal 2012 there were no stock options granted.

AGGREGATED OPTION EXERCISES IN FISCAL 2012
AND FISCAL 2011 YEAR END OPTION VALUES FOR
NAMED EXECUTIVE OFFICERS

			Number of Securities Underlying Unexercised Options at December 29, 2012				Value of Unexercised In-the-Money Options at December 29, 2012
Name	Shares Acquired On Exercise (#)	Value Realized ($)	Exercisable	Exercise Price	Expiration Date	Un- exercisable	Exercisable	Un- exercisable
Grant Bennett	0	$0	0	—	—	0	$0	$0
Ralph Norwood	0	$0	15,000	$2.00	October 7, 2021	60,000	$0	$0
Richard Adams	0	$0	231,250	$0.31 to $1.53	May 29, 2013 through July 9, 2020	90,750	$66,787	$0
Mark Occhionero	0	$0	188,242	$0.31 to $1.53	May 29, 2013 through Jul 7, 2020	122,613	$46,445	$0
Cheryl Oliveira	0	$0	55,000	$1.37 to $1.53	August 8, 2015 through July 9, 2020	7,500	$68,500	$0

The value of unexercised in-the-money options is based on the fair market value of our common stock as of December 29, 2012 of $1.49 per share, minus the exercise price, multiplied by the number of shares underlying the option.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of December 29, 2012, with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each Director of the Company, (iii) each Executive Officer of the Company named above in the Summary Compensation Table, and (iv) all Directors and Officers as a group:

Name and Address of Beneficial Owner	Common Stock Beneficially Owned	Notes (1)	Percentage of Shares of Common Stock Outstanding
ARD Master, L.P. 10 Tremont Street 3rd Floor Boston, MA 02109	2,184,789	(2)	17.0%
Norman J. Wechsler P.O. Box 5123 Mt. Crested Butte, CO 81225	1,373,929	(3)	10.7%
DIRECTORS AND OFFICERS:
Grant C. Bennett President and Chief Executive Officer	1,537,554	11.9%
Richard W. Adams Chief Technical Officer and Senior Vice President of Engineering	394,000	(4)	3.1%
Mark A. Occhionero Vice President Marketing and Senior Scientist	326,455	(5)	2.5%
Ralph M. Norwood Chief Financial Officer	75,000	(10)*
Cheryl Oliveira Vice President Sales	62,500	(6)*
Daniel C. Snow Director	39,000	(7)*
Francis J. Hughes, Jr. Director	2,287,789	(8)	17.8%

All directors and officers as a group (7 persons)	4,722,298	(9)	36.7%

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
5. Consists of 15,600 shares owned by Dr. Occhionero and options to purchase 310,855 shares of common stock.
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

To our knowledge, based solely on a review of the copies of the reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 29, 2012, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent stockholders were complied with and no reports or transactions were filed late.

COMPENSATION COMMITTEE REPORT

General

Compensation of our senior executives is determined by the Compensation Committee of the Board (“Committee”). The Committee, comprised entirely of independent directors as defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards, meets to set annual salaries in advance and bonuses for the current year, to review annual goals and to reward outstanding annual performance of executive officers and to grant stock options pursuant to our stock plans. The Compensation Committee met twice in 2012.

However, since both members of the Committee are also the two independent members of the Board of Directors, the subject of compensation was discussed on occasion with the CEO during regular Board Meetings and informally at other times.

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

Base Salary

The Committee reviews each executive officer’s base salary on an annual basis. Among those factors taken into consideration in setting salaries for executives are (1) individual and corporate performance, (2) level of responsibility, (3) prior experience, (4) breadth of knowledge of the industry, and (5) competitive pay practices.

Bonus

We believe that executive performance may be maximized through a system of incentive awards. Toward this end, the Committee adopted several years ago a discretionary cash incentive plan and has paid bonuses some years and not paid bonuses some years. For all cash incentive arrangements, the award earned depends primarily on the extent to which our performance objectives are achieved. Each fiscal year the Committee will review and approve our annual performance objectives and our executive officers’ performance. Our objectives consist of operating, strategic and financial goals that are considered to be critical to our overall goal: building stockholder value.

Long-Term Incentives

Our long-term incentive program presently consists of our 2009 Stock Incentive Plan.

Chief Executive Officer Compensation

Mr. Bennett’s salary and bonus are evaluated at least annually by the Committee, and any changes are determined in accordance with the criteria described under the headings "Base Salary," "Bonus," and "Long-Term Incentives" in this report, and otherwise reflect the Committee’s assessment of (1) his performance, (2) his skills in relation to other CEO’s in our industry, (3) its confidence in his ability to lead our continued development, and (4) his broad involvement in our operations.

Several years ago Mr. Bennett recommended to the Committee that no stock options be awarded to him because his stock ownership position already firmly aligned his interests with those of the Company, and the options thereby made available could be awarded to other members of the management team; the Committee accepted Mr. Bennett’s recommendation and since becoming CEO he has not been awarded any options.

Certain Tax Considerations

Section 162(m) of the Internal Revenue Code may limit us to a deduction for federal income tax purposes of not more than $1 million of compensation paid to certain executive officers in a taxable year, if considered unreasonable. No employee’s compensation exceeded $1 million and the Committee believes it is highly unlikely any employee’s covered compensation will exceed this amount in the foreseeable future.

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

From the members of the Compensation Committee:
Daniel C. Snow (Chairman)
Francis J. Hughes, Jr.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accounting Fees and Services.

Fees billed to the Company’s independent accountants in the last two fiscal years are:

	Wolf & Company, P.C.
	2012	2011
Audit fees	$98,441	$90,374
Tax fees	6,300	6,000

Audit Fees consist of aggregate fees for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal years ended December 29, 2012 and December 31, 2011, respectively.

At present, our Audit Committee approves each engagement for audit or non-audit services before we engage Wolf & Company, P.C.(Wolf & Company), or any other accounting firm, to provide those services. Our audit committee has not established any pre-approval policies or procedures that would allow our management to engage Wolf & Company to provide any specified services with only an obligation to notify the Audit Committee of the engagement for those services. None of the services provided by Wolf & Company for fiscal 2012 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

AUDIT COMMITTEE REPORT

Our Audit Committee consists of two independent members of the Board of Directors as defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards.

The primary purpose of the Audit Committee is to assist the Board in fulfilling its responsibility to oversee management’s conduct of our financial reporting process, including the process of preparing the financial reports and other financial information we provide to any governmental or regulatory body, the public or other users thereof, our systems of internal accounting and financial controls, the annual independent audit of our financial statements and our legal compliance and ethics programs as established by management and the Board. Management is responsible for the preparation, presentation, and integrity of our financial statements, accounting and financial reporting principles, internal controls, and procedures designed to ensure compliance with accounting standards, applicable laws and regulations. The independent auditors are responsible for auditing our financial statements and expressing an opinion as to their conformity with generally accepted accounting principles.

The Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 29, 2012 with management. Furthermore, the Audit Committee has discussed with Wolf & Company, P.C., our independent auditors for the fiscal year ended December 29, 2012, the matters required to be discussed pursuant to Statement on Auditing Standards No. 61, as amended. The Audit Committee has received the written disclosures from Wolf & Company, P.C., required by Independence Standards Board Standard No. 1 and has discussed with Wolf & Company, P.C., such auditing firm’s independence.

Based on these reviews and discussions, the Audit Committee recommended to the Board that the audited financial statements be included in this, our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

The Audit Committee has also recommended to the Board the selection of Wolf & Company, P.C., as the Company’s independent auditors for the fiscal year ending December 29, 2012, and the Board has approved that recommendation.

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

CPS TECHNOLOGIES CORPORATION
By:	/s/ Grant C. Bennett President and Chief Executive Officer March 22, 2013

Pursuant to the Requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Grant C. Bennett	President and Chief Executive Officer	March 22, 2013
Grant C. Bennett

/s/ Ralph M. Norwood	Chief Financial Officer	March 22, 2013
Ralph M. Norwood

/s/ Francis J. Hughes, Jr.	Director	March 22, 2013
Francis J. Hughes

/s/ Daniel C. Snow	Director	March 22, 2013
Daniel C. Snow

CPS TECHNOLOGIES CORPORATION
EXHIBIT INDEX

Exhibit No.	Description
3.1*	Restated Certificate of Incorporation of the Company, as amended, is incorporated herein by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A (File No. 0-16088)
3.2*	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 33-14616)(the ‘1987 S-1Registration Statement’)
4.1*	Specimen certificate for shares of Common Stock of the Company is incorporated herein by reference to Exhibit 4 to the 1987 S-1 Registration Statement
4.2*	Description of Capital Stock contained in the Restated Certificate of Incorporation of the Company, as amended, filed as Exhibit 3.1
10.5*(1)	Retirement Savings Plan, effective September 1, 1987 is incorporated by reference to Exhibit 10.35 to the Company’s 1989 S-1 Registration Statement
10.21*	1999 Stock Incentive Plan adopted by the Company’s Board of Directors on January 22, 1999
10.22*	2009 Stock Incentive Plan ("2009 Plan") on December 10, 2009.
23.1	Consent of Wolf & Company, P.C.
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated herein by reference.

(1) Management Contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

INDEX TO FINANCIAL STATEMENTS OF
CPS TECHNOLOGIES CORPORATION

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 29, 2012 and December 31, 2011
Statements of Operations for the years ended December 29, 2012, December 31, 2011 and December 25, 2010
Statements of Stockholders’ Equity for the years ended December 29, 2012, December 31, 2011 and December 25, 2010
Statements of Cash Flows for the years ended December 29, 2012, December 31, 2011 and December 25, 2010
Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CPS Technologies Corporation
Norton, Massachusetts

We have audited the accompanying balance sheets of CPS Technologies Corporation (the “Company”) as of December 29, 2012 and December 31, 2011 and the related statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 29, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CPS Technologies Corporation as of December 29, 2012 and December 31, 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 29, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.
Boston, Massachusetts
March 22, 2013

CPS TECHNOLOGIES CORPORATION
BALANCE SHEETS

	December 29,	December 31,
	2012	2011
ASSETS	-------------	-------------
Current assets:
Cash and cash equivalents	$306,854	$1,142,429
Accounts receivable-trade, net	2,876,149	3,112,960
Inventories, net	2,457,315	3,138,617
Prepaid expenses and other current assets	140,723	152,444
Deferred taxes	354,825	287,056

Total current assets	6,135,866	7,833,506

Property and equipment:
Production equipment	7,430,783	7,128,202
Furniture and office equipment	354,490	353,781
Leasehold improvements	735,099	735,099

Total cost	8,520,372	8,217,082
Accumulated depreciation
and amortization	(6,877,285)	(6,154,193)
Construction in progress	138,133	244,156

Net property and equipment	1,781,220	2,307,045

Deferred taxes, non-current portion	2,432,148	1,193,761

Total assets	$10,349,234	$11,334,312

(continued)

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
BALANCE SHEETS

	December 29,	December 31,
LIABILITIES AND STOCKHOLDERS’	2012	2011
EQUITY	-------------	-------------
Current liabilities:
Line of credit	$500,000	$—
Accounts payable	1,179,313	1,463,997
Accrued expenses	938,043	660,031
Obligations under capital leases,
current portion	123,366	208,504

Total current liabilities	2,740,722	2,332,532
Obligations under capital
leases, non-current	76,372	199,738

Total liabilities	2,817,094	2,532,270

Commitments (note 4)
Stockholders’ Equity:
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 12,928,042 and 12,921,942;
outstanding 12,871,759 and 12,865,659 shares;
at December 29, 2012 and December 31, 2011,
respectively	129,281	129,220
Additional paid-in capital	33,821,961	33,569,896
Accumulated deficit	(26,284,787)	(24,762,759)
Less cost of 56,283 common shares repurchased	(134,315)	(134,315)

Total stockholders’ equity	7,532,140	8,802,042

Total liabilities and stockholders’
equity	$10,349,234	$11,334,312

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 29, 2012, DECEMBER 31, 2011,
AND DECEMBER 25, 2010

	2012	2011	2010

Revenues:
Product sales	$13,454,250	$17,643,151	$19,913,420
Research and development under
cooperative agreement	597,460	2,164,001	1,483,898

Total revenues	14,051,710	19,807,152	21,397,318
Cost of product sales	13,293,905	14,878,123	16,053,051
Cost of research and development
under cooperative agreement	501,868	1,973,114	1,328,315

Gross Margin	255,937	2,955,915	4,015,952
Selling, general, and
administrative	3,055,077	3,291,745	2,962,366

Income (loss) from operations	(2,799,140)	(335,830)	1,053,586
Other expense, net	(28,588)	(32,671)	(32,424)

Income (loss) before income tax	(2,827,728)	(368,501)	1,021,162
Income tax provision (benefit)	(1,305,700)	(322,766)	310,973

Net income (loss)	($1,522,028)	($45,735)	$710,189

Net income (loss) per
basic common share	($0.12)	($0.00)	$0.06
Weighted average number of
basic common shares
outstanding	12,869,618	12,765,774	12,642,517
Net income (loss) per
diluted common share	($0.12)	($0.00)	$0.06
Weighted average number of
diluted common shares
outstanding	12,869,618	12,765,774	12,881,542

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 29, 2012, DECEMBER 31, 2011,
AND DECEMBER 25, 2010

	Common stock
			Additional			Stock-
	Number of	Par	Paid-in	Accumulated	Stock	holders’
	shares issued	Value	capital	deficit	repurchased	equity

Balance at
December 26, 2009	12,647,842	$126,479	$32,914,990	$(25,427,213)	$(60,835)	$7,553,421
Share-based
compensation expense	—	—	163,431	—	—	163,431
Tax benefit from
exersice of stock
options	—	—	23,149	—	—	23,149
Issuance of common
stock pursuant to
exercise of stock
options	51,000	510	34,850	—	—	35,360
Net Income	—	—	—	710,189	—	710,189

Balance at
December 25, 2010	12,698,842	126,989	33,136,420	(24,717,024)	(60,835)	8,485,550
Share-based
compensation expense	—	—	210,125	—	—	210,125
Tax benefit from
exercise of stock
options	—	—	126,049	—	—	126,049
Repurchase of
common stock	—	—	—	—	(73,480)	(73,480)
Issuance of common
stock pursuant to
exercise of stock
options	223,100	2,231	97,302	—	—	99,533
Net Loss	—	—	—	(45,735)	—	(45,735)

Balance at
December 31, 2011	12,921,942	129,220	33,569,896	(24,762,759)	(134,315)	8,802,042
Share-based
compensation expense	—	—	242,793	—	—	242,793
Issuance of common
stock pursuant to
exercise of stock
options	6,100	61	9,272	—	—	9,333
Net Loss	—	—	—	(1,522,028)	—	(1,522,028)

Balance at
December 29, 2012	12,928,042	$129,281	$33,821,961	$(26,284,787)	$(134,315)	$7,532,140

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 29, 2012, DECEMBER 31, 2011,
AND DECEMBER 25, 2010

	2012	2011	2010

Cash flows from operating activities:
Net income (loss)	$(1,522,028)	$(45,735)	$710,189
Adjustments to reconcile net income (loss)
to cash provided by operating
activities:
Share-based compensation	242,793	210,125	163,431
Depreciation and amortization	723,092	751,411	748,859
Write off of construction in progress	12,720	—	—
Deferred taxes	(1,306,156)	(380,538)	222,417
Excess tax benefit from stock options
exercised	—	(126,049)	(23,149)
Provision for bad debt	—	18,011	17,205
Changes in operating assets and liabilities:
Accounts receivable - trade	236,811	791,991	(1,353,032)
Inventories	681,302	(1,614,859)	548,452
Prepaid expenses and other current assets	11,721	(75,865)	(9,818)
Accounts payable	(284,684)	651,433	312,188
Accrued expenses	278,012	(98,179)	263,150

Net cash provided (used) by operating	(926,417)	81,746	1,599,892
activities

Cash flows from investing activities:
Purchases of property and equipment	(209,987)	(635,255)	(640,056)

Net cash used by
investing activities	(209,987)	(635,255)	(640,056)

Cash flows from financing activities:
Payment of capital lease obligations	(208,504)	(259,386)	(288,723)
Excess tax benefit from stock options exercised	—	126,049	23,149
Proceeds from line of credit	500,000	—	—
Proceeds from issuance of common stock	9,333	99,533	35,360
Repurchase of common stock	—	(73,480)	—

Net cash provided (used) by financing activities	300,829	(107,284)	(230,214)

Net increase (decrease) in cash and cash equivalents	(835,575)	(660,793)	729,622
Cash and cash equivalents at beginning of year	1,142,429	1,803,222	1,073,600

Cash and cash equivalents at end of year	$306,854	$1,142,429	$1,803,222

Supplemental cash flow information:
Acquisition of production equipment under capital leases	$—	$238,900	$185,270
Income taxes paid, net of refund	$—	$11,900	$—
Interest paid	$28,588	$32,672	$32,427

See accompanying notes to financial statements.

CPS Technologies Corporation
Years Ended December 29, 2012, December 31, 2011, and December 25, 2010
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

(2)(b) Accounts Receivable

The Company reports its accounts receivable at the invoiced amount less an allowance for doubtful accounts. The Company’s management provides appropriate provisions for uncollectible accounts based upon factors surrounding the credit risk and activity of specific customers, historical trends, economic conditions and other information. Adjustments to the allowance are charged to operations in the period in which information becomes available that may affect the allowance. Sales returns are offset against the related amounts invoiced in accounts receivable.

(2)(c) Inventories

Inventories are stated at the lower of cost or market, as determined under the first-in, first-out method (FIFO), or market. A reserve for obsolete inventories, if any, is based on factors regarding the sales and usage of such inventories, including inventories manufactured for specific customers. The Company’s general obsolescence policy is to write off obsolete inventory when there has been no activity on a particular part for a twelve month period and there are no pending customer orders.

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

(2)(e) Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. Recoverability is assessed based on estimated undiscounted future cash flows. As of December 29, 2012 and December 31, 2011, the Company believes that there has been no impairment of its long-lived assets.

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

Shipping terms are customarily EXW (Ex-works), shipping point which terms are consistent with “FOB Shipping Point”. Revenues for products sold in the normal course of business are recognized upon shipment when delivery terms are EXW shipping point and all other revenue recognition criteria have been met.

The Company has entered into consigned inventory agreements with a few customers. For products shipped under consigned inventory agreements, the Company recognizes revenue when either the customer notifies CPS that they have picked the product from the consigned inventory or, in some cases, when sixty days have elapsed from the date the shipment arrives at the customer’s location.

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

The Cooperative Agreement extends for four years and provides for funding of up to $8.34 million over the four years, but actual funding is provided incrementally on a year-to-year basis, depending on, among other factors, if yearly objectives are met and if Congress authorizes the funds ($6.6 million has been authorized through December 29, 2012). If the total $8.34 million in funding is provided by the Government, the Company’s cost share will amount to $439 thousand over the term of the Agreement. Amendment/Modification #P00008 extended the term of performance of the original Agreement, Cooperative Agreement W911NF-08-2-0017, from July 14, 2012 to July 14, 2013. As of December 29, 2012, the Company had invoiced $6.3 million since inception of the Agreement and expects to invoice the full amount approved of $6.6 million, before July 14, 2013.

(2)(g) Research and Development Costs

In 2012, costs incurred related to funding under the Cooperative Agreement were $605 thousand of which $597 thousand is reimbursed by the U.S. Army and $8 thousand is the Company’s cost share. The revenue recognized by the Company of $597 thousand less the Company’s research and development cost of $502 thousand resulted in a gross margin of $95 thousand.

In 2011, costs incurred related to total funding under the Cooperative Agreement were $2.259 million of which $2.164 million was reimbursed by the U.S. Army and $95 thousand was the Company’s cost share. The revenue recognized by the Company of $2.164 million less the Company’s research and development costs of $1.973 million resulted in a gross margin of $191 thousand.

In 2010, costs incurred under the Cooperative Agreement were $1.549 million of which $1.484 million is reimbursed by the U.S. Army and $65 thousand is the Company’s cost share. The Company recognized revenue of $1.484 million, less the Company’s research and development cost of $1.328 million, resulted in a gross margin of $156 thousand.

(2)(h) Income Taxes

Deferred tax assets and liabilities are based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company considers many factors in assessing whether or not a valuation allowance for its Deferred Tax asset is warranted. On the positive side, the Company considered such factors as its: history of taxable earnings (seven consecutive years from 2003-10), global customer base consisting of large companies with significant resources, current products and their expected life, technological advantages, potential for price increases, trend of improved manufacturing efficiencies and the magnitude of the Deferred Tax Asset compared with the Company’s expectation of future earnings over the remaining life of the asset. On the negative side, the Company considered such factors as: the current global recession, the Company’s ability to absorb additional periods of operating losses and negative cash flow and the potential for the technological breakthroughs and substitution of the Company’s products by lower cost solutions.

At December 29, 2012 the Company’s Deferred Tax Asset included net operating loss carryforwards and other temporary differences which will require taxable income of approximately $7.1 million to fully utilize, assuming an effective corporate tax rate of 39%. The Company has concluded that it is more likely than not that its Deferred Tax Asset will be fully realized. Current projections of future taxable income, including the reversal of temporary differences, reflect the Company’s belief that it has attractive growth opportunities and a favorable cost structure. These projections support the conclusion that the Company will generate taxable income sufficient to utilize the losses before they expire. An important consideration in this analysis is the fact that none of the NOL carryforwards expire before 2020 and the more significant NOL carryforwards from 2012 will not expire until 2032.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 29, 2012 and December 31, 2011, the Company has no accruals for interest or penalties related to income tax matters. The Company does not have any uncertain tax positions at December 29, 2012 or December 31, 2011 which required accrual or disclosure.

Income tax effects related to share-based compensation that are in excess, or less than, of grant-date fair value, less any proceeds received on exercise of stock prices, are recognized as either an increase or decrease to additional paid-in capital upon exercise.

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

(2)(k) Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if a company concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount and record an impairment charge, if any. The amendments in the ASU are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012, which is fiscal 2013 for the Company. Early adoption is permitted. The Company is currently assessing its adoption plans.

In December 2011, the FASB issued an ASU 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210), that provides amendments for disclosures about offsetting assets and liabilities. The amendments require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Disclosures required by the amendments should be provided retrospectively for all comparative periods presented. For the Company, the amendment is effective for fiscal year 2013. The Company is currently evaluating the impact these amendments may have on its disclosures.

(2)(l) Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses recorded during the reporting period. Such estimates are adjusted by management periodically as a result of existing or anticipated economic changes which effect, or may effect, the Company’s financial statements. Actual results could differ from these estimates.

(2)(m) Fiscal Year-End

The Company’s fiscal year end is the last Saturday in December which could result in a 52 or 53 week year. Fiscal year 2012 consisted of 52 weeks, 2011 consisted of 53 weeks and 2010 consisted of 52 weeks.

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

(2)(o) Segment Reporting

The Company views its operations and manages its business as one segment. The Company produces and sells advanced material solutions, primarily metal matrix composites, to assemblers of high density electronics and other specialty components and subassemblies. The Company also assembles housings and packages for hybrid circuits, selling to the same customers mentioned above. These customers represent a single market or segment with similar stringent and well-defined requirements. The Company’s customers, in turn, sell the components and subassemblies which incorporate the products into many different end markets, however, these end markets are two to three levels removed from the Company. The Company makes operating decisions and assesses financial performance only for the Company as a whole and does not make operating decisions or assess financial performance by the end markets which ultimately use the products.

The Cooperative Agreement the Company entered into with the Army Research Laboratory in 2008 uses the same equipment and personnel as does the Company’s electronics business described above, and at this stage does not represent a separate business segment.

(2)(p) Reclassifications

Certain amounts 2010 and 2011 have been reclassified to conform with the 2012 financial statement presentation.

(3) Inventories

As of December 29, 2012 and December 31, 2011 inventories consisted of the following:

	2012	2011
Raw materials	$312,213	$390,281
Work in process	1,145,843	1,686,966
Finished goods	1,306,259	1,061,370

Gross Inventory	$2,764,315	3,138,617

Reserve for obsolescence	(307,000)	—

Total	2,457,315	3,138,617

(4) Leases and Commitments

Capital Lease Obligations

An equipment financing facility with Sovereign Bank, agreed to in May 2012, allowed the Company to finance up to $1.25 million of eligible equipment. The agreement was modified in November 2012, reducing the maximum allowed to $500 thousand. As of year-end 2012 the Company had $300 thousand available remaining on the Sovereign lease line. Equipment financed by the Sovereign equipment lease qualifies for treatment as a capital lease.

At December 29, 2012, the Company had production equipment with a cost of $2.55 million and accumulated amortization of $2.15 million under capital leases. At December 31, 2011, the Company had production equipment with a cost of $2.55 million and accumulated amortization of $1.89 million under capital leases. All capital leases are three year leases with a one dollar buyout.

Future payments required under capital lease obligations are as follows at December 29, 2012:

2013	129,438
2014	78,067

Total future minimum lease payments	207,505
Less amount representing interest	7,767
at rates ranging between 4.4% and 5.9%	-------------
Present value of net future lease payments	199,738
Less current portion	123,366

Long-term obligation under capital leases	$76,372

Interest expense was approximately $29 thousand, $33 thousand, and $32 thousand for 2012, 2011, and 2010, respectively.

Operating Lease Obligations

The Company entered into a 10-year lease for the Norton facilities effective on March 1, 2006. Rental expense for operating leases is recognized on a straight-line basis over the term of the lease and was $129 thousand in each of the years 2012, 2011 and 2010.

In February 2011, the Company entered into a lease for an additional 13,800 square feet in Attleboro, MA. The lease is for one year and requires monthly payments of $6,900. The Company has the option to extend the lease for 4 one year periods. In October 2012 the Company extended the lease for one additional year.

Future minimum rental payments over the terms of the lease agreements are approximately as follows:

Fiscal year:

2013	223,000
2014	155,000
2015	150,000
2016	37,500
Thereafter	—

$565,500

(5) Share-Based Compensation Plans

The Company adopted the 2009 Stock Incentive Plan ("2009 Plan") on December 10, 2009. Under the terms of the 2009 Plan all of the Company’s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock awards, or other stock-based awards. All outstanding options are nonstatutory stock options exercisable at the fair market value of the stock on the date of grant, and expire ten years from the date of grant. The options granted to employees generally vest in equal annual installments over a five-year period. The options granted to directors generally vest one year from date of grant.

Under the 2009 Plan a total of 1,500,000 shares of common stock are available for issuance, of which 566,895 shares remain available for grant as of December 29, 2012.

As of December 29, 2012, the 2009 Plan is the only stock option plan from which awards can be made as all other option plans have expired. The 1999 Stock Option Plan (“1999 Plan”) expired on January 22, 2009 and no additional options can be granted from the plan. As of December 29, 2012 there are 507,250 options outstanding under the 1999 Plan.

A summary of stock option activity for all the above plans as of December 29, 2012 and changes during the year then ended is presented below:

	Weighted	Weighted
	Average	Remaining	Aggregate
	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at
beginning of year	1,424,255	$1.25
Granted	—	—
Exercised	(6,100)	$1.53

Outstanding at
end of year	1,418,155	$1.25	5.37	$772,869

Options exercisable
at year-end	898,892	$1.04	3.99	$443,010

The total intrinsic value of options exercised during fiscal years 2012, 2011 and 2010 was $28,835, $321,842 and $58,190, respectively. As of December 29, 2012, there was $589,398 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a weighted average period of 3.5 years.

Cash received from option exercises under all share-based payment arrangements was $9,333, $99,533 and $35,360, for the years ended December 29, 2012, December 31, 2011 and December 25, 2010, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents the annualized weighted average values of the significant assumptions used to estimate the fair values of the options granted during 2011 and 2010:

	2011	2010
Risk-free interest rate	2.45%	2.45%
xpected life in years	9	7
Expected volatility	82%	84%
Expected dividend yield	0	0
Weighted average fair value of grants	$1.60	$1.15

All options are granted with an exercise price equal to the fair market value of the underlying common stock on the date of grant.

The Company recognized $242,793, $210,125 and $163,431 as compensation expense related to stock options granted in 2012, 2011 and 2010, respectively. The expense in 2012 included $20,500 associated with extending the option exercise period for five individuals terminated during the year. Their options were extended to the lesser of four years or the original expiration date of the option.

A tax benefit of $126,049 and $23,149 was recognized as additional paid in capital in the years ended December 31, 2011 and December 25, 2010, respectively, resulting from the excess tax benefit of share-based awards over the cumulative compensation expense recognized for financial reporting.

(6) Accrued Expenses

Accrued expenses at December 29, 2012 and December 31, 2011 consist of the following:

	2012	2011
Accrued legal and
accounting	$92,000	$72,700
Accrued payroll	388,029	456,322
Accrued other	457,558	131,009
Accrued income tax payable	456	—

	$938,043	$660,031

The Accrued other includes $320 thousand and $0 of Value Added Tax at December 29, 2012 and December 31, 2011, respectively.

(7) Revolving Line of Credit and Lease Line

In May 2012, the Company renewed its revolving line of credit with Sovereign Bank, increasing the maximum from $1.0 to $2.0 million. Under the terms of the agreement, the Company can borrow up to the lesser of the $2.0 million or its ‘borrowing base’, which allows a portion of its receivables to be borrowed with the proportions varying by customer. The line of credit is secured by the accounts receivable and other assets of the Company. The revolving line of credit has a one-year term although management believes it is likely that Sovereign Bank and the Company will renew the line at the end of the term. At December 29, 2012, there was $500 thousand of borrowings under this line and its borrowing base at the time would have permitted an additional $900 thousand to have been borrowed.

At December 29, 2012, the Company had capital lease obligations outstanding totaling $200 thousand related to equipment financed by the Lease Line. (see Note 4).

(8) Income Taxes

Components of income tax expense (benefit) for each year are as follows:

	2012	2011	2010
Current
United States:
Federal	—	$95,217	$45,292
State	456	(37,445)	43,264

Current income tax provision:	456	57,772	88,556

Deferred:
United States:
Federal	(1,165,700)	(274,962)	247,563
State	(140,456)	(105,576)	(25,146)

Deferred income tax provision (benefit), net	(1,306,156)	(380,538)	222,417

Total	$(1,305,700)	$(322,766)	$310,973

Deferred tax assets as of December 29, 2012 and December 31, 2011 are as follows:

	December 29, 2012	December 31, 2011
Deferred Tax Assets:
Net operating loss
carryforwards	$1,227,000	$465,000
Stock compensation	250,000	168,000
Credit carryforwards	665,000	395,000
Inventory	328,000	256,000
Accrued liabilities	23,000	27,000
Depreciation	289,000	165,000
Other	5,000	5,000

Gross deferred tax assets	2,787,000	1,481,000
Valuation allowance	—	—

Net deferred tax assets	$2,787,000	$1,481,000

At December 29, 2012 and December 31, 2011, the Company had net operating loss carryforwards of approximately $3,303,000 and $1,368,000 respectively available to offset future income for U.S. Federal income tax purposes. These operating loss carryforwards expire in various amounts from 2020 through 2032 as follows:

2020	$77,000
2021	363,000
2022	887,000
2031	63,000
2032	1,913,000

$3,303,000

During 2010, the Company used approximately $1,142,000 of net operating loss carryforwards.

A valuation allowance is required to be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining deferred tax assets.

A summary of the change in the deferred tax asset is as follows:

	2012	2011	2010
Balance at beginning of year	$1,480,817	$1,100,279	$1,322,696
Deferred tax (expense) benefit	1,306,156	380,538	(222,417)

Balance at end of year	$2,786,973	$1,480,817	$1,100,279

Income tax (benefit) expense is different from the amounts computed by applying the U.S. federal statutory income tax rate of 34 percent to pretax income as a result of the following:

	2012	2011	2010
Tax at statutory rate	$(961,000)	$(125,000)	$347,000
State tax, net
of federal benefit	(140,000)	(94,000)	46,000
Net operating
loss and credit carryforwards	(218,000)	(95,000)	(8,000)
Other	13,000	(9,000)	(74,000)

Total	$(1,306,000)	$(323,000)	$311,000

Certain provisions of the Internal Revenue Code limit the annual utilization of net operating loss carryforwards if a change in ownership occurs, as defined. The Company believes that it did not have an ownership change through the period ended December 29, 2012. Therefore, as of year-end 2012 all net operating loss carryforwards should be available to offset future taxable income, assuming there will be no ownership change as defined. The Company’s income tax filings are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations for the years 2009 through 2012.

(9) Retirement Savings Plan

The Company sponsors a Retirement Savings Plan (the ‘Plan’) under the provisions of Section 401 of the Internal Revenue Code. Employees, as defined in the Plan, are eligible to participate in the Plan after 30 days of employment. Under the terms of the Plan, the Company may match employee contributions under such method as described in the Plan and as determined each year by the Board of Directors. During 2012 the Company did not offer a 401k match. During the year 2011 the Company matched dollar for dollar up to a maximum of 4% of employee contributions. The Company recognized $0, $267,760 and $0 expense, in 2012, 2011 and 2010, respectively.

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

Revenues from significant customers as a percentage of total revenues in 2012, 2011 and 2010 were as follows:

	Percent of Total Revenues
Significant Customer	2012	2011	2010
A	38%	42%	34%
B	17%	15%	27%
C	8%	14%	7%

As of December 29, 2012, the Company had trade accounts receivable due from these three customers that accounted for 63% of total trade accounts receivable as of that date. Management believes that any credit risks have been properly provided for in the accompanying financial statements.

The Company’s revenue was derived from the following countries in 2012, 2011, and 2010:

	Percent of Total Revenues
Country	2012	2011	2010
United States of America	21%	41%	50%
Germany	58%	52%	43%
Other	21%	7%	7%

Many of the Company’s customers based in the United States conduct design, purchasing and payable functions in the United States, but manufacture overseas. Revenue generated from shipments made to customers’ locations outside the United States accounted for 79%, 59% and 50% of total revenue in 2012, 2011 and 2010, respectively.

All of the Company’s long-lived assets and operations are located in the United States.

(11) Net Income (Loss) Per Share

The following reconciles the basic and diluted net income per share calculations.

	For the years ended
	Dec. 29,	Dec. 31,	Dec 25,
	2012	2011	2010
Basic Computation:
Numerator:
Net income (loss)	($1,522,028)	($45,735)	$710,189
Denominator:
Weighted average
common shares
outstanding	12,869,618	12,765,774	12,642,517
Basic net income (loss) per share	($0.12)	($0.00)	$0.06
Diluted Computation:
Numerator:
Net income	($1,522,028)	($45,735)	$710,189
Denominator:
Weighted average
common shares
outstanding	12,869,618	12,765,774	12,642,517
Stock options	—	—	239,026

Total shares	12,869,618	12,765,744	12,881,542

Diluted net income (loss) per share	($0.12)	($0.00)	$0.06

(12) Allowance for Doubtful Accounts

Activity in the allowance for doubtful account was as follows for fiscal years 2012, 2011, and 2010:

	2012	2011	2010
Beginning balance	$10,000	$5,000	$5,000
Provision for bad debt	—	18,011	17,205
Charge-offs	—	(13,011)	(17,205)

Ending balance	$10,000	$10,000	$5,000