Form 10-Q
period 2013-03-30
CPS TECHNOLOGIES CORP/DE/
filed 2013-05-13
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 30, 2013
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

(508) 222-0614
Registrant’s Telephone Number, including Area Code:

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
[ ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of May 10, 2013: 12,871,759.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)

	March 30,	December 29,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$305,674	$306,854
Accounts receivable-trade, net	4,144,115	2,876,149
Inventories, net	2,053,169	2,457,315
Prepaid expenses and other current assets	133,114	140,723
Deferred taxes	353,105	354,825
Total current assets	6,989,177	6,135,866
Property and equipment:
Production equipment	7,430,783	7,430,783
Furniture and office equipment	354,490	354,490
Leasehold improvements	735,099	735,099
Total cost	8,520,372	8,520,372
Accumulated depreciation
and amortization	(7,039,120)	(6,877,285)
Construction in progress	325,296	138,133
Net property and equipment	1,806,548	1,781,220
Deferred taxes, non-current portion	2,432,148	2,432,148
Total Assets	$11,227,873	$10,349,234

See accompanying notes to financial statements.

(continued)

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(concluded)

LIABILITIES AND STOCKHOLDERS’	March 30,	December 29,
EQUITY	2013	2012
Current liabilities:
Line of credit	$600,000	$500,000
Equipment lease line of credit	163,155	—
Accounts payable	1,366,532	1,179,313
Accrued expenses	1,345,855	938,043
Current obligations under capital leases	108,102	123,366
Total current liabilities	3,583,644	2,740,722
Obligations under capital
leases	55,848	76,372
Total liabilities	3,639,492	2,817,094
Commitments (note 9)
Stockholders’ equity:
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 12,921,942 shares;
outstanding 12,871,759 shares;
at March 30, 2013 and December 29, 2012	129,281	129,281
Additional paid-in capital	33,875,592	33,821,961
Accumulated deficit	(26,282,177)	(26,284,787)
Less cost of 56,283 common shares
repurchased	(134,315)	(134,315)
Total stockholders’ equity	7,588,381	7,532,140
Total liabilities and stockholders’
equity	$11,227,873	$10,349,234

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Operations (Unaudited)

	Fiscal Quarters Ended
	March 30,	March 31,
	2013	2012
Revenues:
Product sales	$4,913,347	$3,342,653
Research and development under
cooperative agreement	117,731	212,123
Total revenues	5,031,078	3,554,776
Cost of product sales	4,018,754	3,405,575
Cost of research and development
under cooperative agreement	97,887	183,041
Gross Margin	914,437	(33,840)
Selling, general, and
administrative expense	899,915	808,723
Income (loss) from operations	14,522	(842,563)
Interest expense, net	(10,192)	(5,772)
Income (loss) before taxes	4,330	(848,335)
Income tax provision (benefit)	1,720	(314,000)
Net income (loss)	$2,610	($534,335)
Net income (loss) per
basic common share	$0.00	$(0.04)
Weighted average number of
basic common shares
outstanding	12,871,759	12,865,659
Net income (loss) per
diluted common share	$0.00	$(0.04)
Weighted average number of
diluted common shares
outstanding	13,112,626	12,865,659

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Cash Flows (Unaudited)

	March 30,	March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$2,610	$(534,335)
Adjustments to reconcile net income (loss)
to cash used in operating activities:
Depreciation and amortization	161,835	197,616
Share-based compensation	53,631	58,034
Deferred taxes	1,720	(314,000)
Changes in:
Accounts receivable-trade	(1,267,966)	627,835
Inventories	404,146	(282,074)
Prepaid expenses and other current assets	7,609	19,715
Accounts payable	187,219	(89,235)
Accrued expenses	407,812	21,657
Net cash used in operating activities	(41,384)	(294,787)
Cash flows from investing activities:
Purchases of property and equipment	(187,163)	(150,958)
Net cash used in investing
activities	(187,163)	(150,958)
Cash flows from financing activities:
Payment of capital lease obligations	(35,788)	(75,634)
Proceeds from equipment lease line	163,155	—
Proceeds from line of credit	100,000	—
Net cash provided (used) in
financing activities	227,367	(75,634)
Net decrease in cash and cash equivalents	(1,180)	(521,379)
Cash and cash equivalents at beginning of period	306,854	1,142,429
Cash and cash equivalents at end of period	$305,674	$621,050
Supplemental cash flow information:
Cash paid for taxes, net of refunds	$—	$—
Interest paid	$10,192	$5,772

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Notes to Financial Statement
(Unaudited)

(1) Nature of Business

CPS Technologies Corporation (the “Company” or “CPS”) provides advanced material solutions to the electronics, power generation, automotive and other industries. The Company’s primary advanced material solution is metal-matrix composites which are a combination of metal and ceramic.

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

The Company’s balance sheet at December 29, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain items in the 2012 financial statements have been reclassified to conform with the 2013 presentation.

For further information, refer to the financial statements and footnotes thereto included in the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2012.

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

The following table presents the calculation of both basic and diluted earnings per share (“EPS”):

	For period ended
	March 30,	March 31,
	2013	2012

Basic EPS Computation:
Numerator:
Net income (loss)	$2,610	$(534,335)
Denominator:
Weighted average
common shares
Outstanding	12,871,759	12,865,659
Basic EPS	$0.00	$(0.04)
Diluted EPS Computation:
Numerator:
Net income (loss)	$2,610	$(534,335)
Denominator:
Weighted average
common shares
Outstanding	12,871,759	12,865,659
stock options	240,867	—
Total Shares	13,112,626	12,865,659
Diluted EPS	$0.00	$(0.04)

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

There were no shares granted under the 2009 Stock Incentive Plan (the “Plan”) during the quarters ended March 30, 2013 or March 31, 2012. During the quarters ended March 30, 2013 and March 31, 2012, the Company recognized $53,631 and $58,034 respectively as shared-based compensation expense related to previously granted shares under the Plan. During the quarters ended March 30, 2013 and March 31, 2012 there were no option exercises.

As of March 30, 2013, there was $535,766 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a weighted average period of 3.25 years.

(5) Inventories

Inventories consist of the following:

	March 30,	December 29,
	2013	2012

Raw materials	$369,959	$312,213
Work in process	1,050,957	1,145,843
Finished goods	944,253	1,306,259

Total inventory	2,365,169	2,764,315
Reserve for obsolescence	(312,000)	(307,000)

Inventories, net	$2,053,169	$2,457,315

(6) Accrued Expenses

Accrued expenses consist of the following:

	March 30,	December 29,
	2013	2012

Accrued legal and accounting	$86,319	$92,000
Accrued payroll	596,038	388,029
Accrued other	663,498	457,558
Accrued income taxes	—	456

Total Accrued Expenses	$1,345,855	$938,043

(7) Line of Credit and Equipment Lease Facility Agreements

In early May 2013, the Company renewed its $2 million revolving line of credit (“LOC”) and $500 thousand of an equipment finance facility (“Lease Line”) with Sovereign Bank.   Both agreements mature in May 2014.  The LOC is secured by the accounts receivable and other assets of the Company, has an interest rate of prime plus one percent (1%) and a one-year term. Under the terms of the agreement, the Company is required to maintain its operating accounts with Sovereign Bank. The LOC and the Lease Line are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the line of credit that require the Company to maintain a targeted coverage ratio as well as targeted debt to equity and current ratios. At March 30, 2013, the Company was in compliance with existing covenants. At March 30, 2013, the Company had $327 thousand net carrying value of capital equipment financed by advances and capital lease obligations under the Lease Line and $173 thousand available remaining. Equipment financed by the Sovereign equipment lease qualifies for treatment as a capital lease once converted from the Lease Line to a lease. At March 30, 2013 the Company had borrowed $600 thousand under this LOC and its borrowing base at the time would have permitted an additional $ 1,174 thousand to have been borrowed.

(8) Income Taxes

At December 29, 2012, the Company had approximately $3,303,000 of net operating loss carryforwards available to offset future income for U.S. Federal income tax purpose.

The Company recorded a tax expense of $1,340 for federal income taxes and $380 for state income taxes during the quarter ended March 30, 2013.

The Company has a current and non-current deferred tax asset aggregating $2,785,253 and $2,786,973 on the Company’s balance sheet at March 30, 2013 and December 29, 2012, respectively. A valuation allowance is required to be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining deferred tax assets and as such no valuation allowance has been provided against the deferred tax asset.

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

In February 2011, the Company entered into a one-year lease, with five options to renew for one year periods, for approximately 13,800 square feet of rentable space inside a larger building located at 79 Walton Street, Attleboro, Massachusetts. Monthly rent, which includes utilities, is $6,900. In October 2012, the Company renewed the lease through February, 2014.

(10) Subsequent Events

See Note 7 for a description of the Line of Credit and Equipment Lease Facility Agreements renewal with Sovereign Bank

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the financial statements of the Company and notes thereto included in this report and the Company’s Annual Report on Form 10-K for the year ended December 29, 2012.

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

Critical Accounting Policies

The critical accounting policies utilized by the Company in preparation of the accompanying financial statements are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2012, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There have been no material changes to these policies since December 29, 2012.

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

Results of Operations for the First Fiscal Quarter of 2013 (Q1 2013) Compared to the First Fiscal Quarter of 2012 (Q1 2012); (all $ in 000’s)

Total revenue was $5,031 in Q1 2013, a 42% increase compared with total revenue of $3,555 generated in Q1 2012. This increase was due in large part to the sales of baseplates for traction products.

Gross margin in Q1 2013 totaled $914 or 18% of sales. In Q1 2012, gross margin was negative $ 34, or minus 2% of sales.   This improvement was due to two primary factors:  first, the increase in sales volume and secondly, to a lesser extent, the absence of additional costs associated with an outside finishing operation incurred during Q1 2012.

Selling, general and administrative (SG&A) expenses were $900 in Q1 2013, up 11% compared with SG&A expenses of $809 in Q1 2012.  This increase was due principally to an increase in sales commissions associated with the higher sales volume.

As a result of the higher revenues and the absence of additional finishing costs, the Company earned an operating profit of $15, compared with an operating loss of $843 in the same quarter last year.  Interest expense increased to $10 in Q1 2013, from $6 in Q1 2012, reflecting higher average bank borrowings in Q1 2012. The net income for Q1 2013 totaled $3 versus a net loss of $534 in Q1 2012.

Liquidity and Capital Resources (all $ in 000’s unless noted)

The Company’s cash and cash equivalents at March 30, 2013 totaled $306 while, at the same time the Company had bank borrowing of $600. This compares to cash and cash equivalents at December 29, 2012 of $307 and bank borrowings of $500. The increase in borrowings was due to a combination of factors including a $1.3 million increase in receivables due to higher sales, offset in large part by a reduction in inventories of $404, an increase in payables and accruals of $595 and an increase in the equipment lease line of credit of $163.

Accounts receivable at March 30, 2013 totaled $4.1 million compared with $2.9 million at December 29, 2012.   Days Sales Outstanding (DSOs) increased to 74 days in Q1 2013 from 63 days in Q4 2012. Since this calculation is based on the ending accounts receivable balance over sales for the quarter, the fact that sales were greater in the latter part of the period had a ballooning effect on the DSO. The accounts receivable balances at December 29, 2012, and March 30, 2013 were both net of an allowance for doubtful accounts of $10.

Inventories decreased to $2.1 million at March 30, 2013, from $2.5 million at December 29, 2012.

During 2011, the Company increased inventories to meet forecasts provided by a key customer; actual demand was short of the forecasts. During 2012, primarily in the Fourth Quarter of 2012, the Company was able to draw down on this inventory as sales from this customer increased and this trend continued in Q1 2013. The Company did not experience any obsolescence as a result of this situation. The inventory turnover in 2012 was 4.4, for the most recent four quarters ending Q1 2013 the turnover improved to 4.9.

All consigned inventory is shipped under existing purchase orders and per customers’ requests. Of the inventory of $2.1 million at March 30, 2013, $787 thousand was located at customers’ locations pursuant to consigned inventory agreements. Of the total inventory of $2.5 million at December 29, 2012, $1.4 million was located at customers’ locations pursuant to consigned inventory agreements.

The Company financed its working capital during Q1 2013 with a combination of cash balances and borrowings under its committed bank line of credit.  The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2013 from a combination of operating cash flow, existing cash balances and borrowings under its line of credit, when necessary.

The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its business objectives.

Contractual Obligations

In early May 2013, the Company renewed its $2 million revolving line of credit (“LOC”) and $500 thousand of an equipment finance facility (“Lease Line”) with Sovereign Bank.   Both agreements mature in May 2014.  The LOC is secured by the accounts receivable and other assets of the Company, has an interest rate of prime plus one percent (1%) and a one-year term. Under the terms of the agreement, the Company is required to maintain its operating accounts with Sovereign Bank. The LOC and the Lease Line are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the line of credit that require the Company to maintain a targeted coverage ratio as well as targeted debt to equity and current ratios. At March 30, 2013, the Company was in compliance with existing covenants. At March 30, 2013, the Company had $327 thousand net carrying value of capital equipment financed by advances and capital lease obligations under the Lease Line and $173 thousand available remaining. Equipment financed by the Sovereign equipment lease qualifies for treatment as a capital lease once converted from the Lease Line to a lease. At March 30, 2013 the Company had borrowed $600 thousand under this LOC and its borrowing base at the time would have permitted an additional $ 1,174 thousand to have been borrowed.

The covenants with Sovereign Bank are identical for the line of credit and equipment financing facility. The covenant requirements are shown below together with the actual ratios achieved:

Covenant	Requirement	Actual
Net Income	Minimum of $1.00	$3k
Current Ratio	minimum of 1.5X	2.0X
Liabilities to Net Worth	maximum of 1.0X	0.5X
Capital Expenditures for 2013	maximum of $900k	$187k
Borrowings under the lease line	maximum of $500K	$327K
Borrowings under the line of credit	maximum of $1,774k*	$600K
*(based on receivables at 3/30/13)

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

As of March 30, 2013 the Company had $325 thousand of construction in progress and outstanding commitments to purchase $225 thousand of production equipment. The Company intends to finance production equipment in construction in progress and outstanding commitments under the lease agreement with existing cash balances and funds generated by operations.

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

In February 2011, the Company entered into a lease for an additional 13.8 thousand square feet in Attleboro, MA for monthly rent, including utilities of $6,900. The lease term was for one year and had an option to extend the lease for five additional one year periods. In October 2012 the Company renewed the lease for one additional year through February, 2014.

The Company’s contractual obligations at March 30, 2013 consist of the following:

	Payments Due by Period
	Remaining in	FY 2014-
	Total	FY 2013	FY 2016	FY 2017-
Capital lease obligations including interest	$169,611	$91,545	$78,066	$—
Purchase commitments for production equipment	$225,000	$225,000	$—	$—
Operating lease obligation for facilities	$509,833	$167,100	$342,733	$—

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not significantly exposed to the impact of interest rate changes or foreign currency fluctuations. The Company has not used derivative financial instruments.

ITEM 4 CONTROLS AND PROCEDURES

(a) The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d - 14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q (the “Evaluation Date”). Based on such evaluation, such officer has concluded that, as of the Evaluation Date, 1) the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports the Company files under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and 2) the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS
None.

ITEM 1A RISK FACTORS
There have been no material changes to the risk factors as discussed in our 2012 Form 10-K.

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

On March 29, 2013 the Company filed a report on Form 8-K relating to the announcement of its financial results for the year ended December 29, 2012 as presented in a press release dated March 29, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPS TECHNOLOGIES CORPORATION
(Registrant)

Date: May 13, 2013
/s/ Grant C. Bennett
Grant C. Bennett
Chief Executive Officer

Date: May 13, 2013

/s/ Ralph M. Norwood

Ralph M. Norwood

Chief Financial Officer