Form 10-Q
period 2013-06-29
CPS TECHNOLOGIES CORP/DE/
filed 2013-08-12
CIK 814676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 29, 2013
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
[ ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of August 5, 2013: 13,061,974.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)

	June 29,	December 29,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$222,199	$306,854
Restricted cash	70,000	—
Accounts receivable-trade, net	3,661,732	2,876,149
Inventories, net	2,080,417	2,457,315
Prepaid expenses and other current assets	120,380	140,723
Deferred taxes	364,378	354,825

Total current assets	6,519,106	6,135,866

Property and equipment:
Production equipment	7,484,700	7,430,783
Furniture and office equipment	355,547	354,490
Leasehold improvements	735,099	735,099

Total cost	8,575,346	8,520,372
Accumulated depreciation
and amortization	(7,195,073)	(6,877,285)
Construction in progress	362,057	138,133

Net property and equipment	1,742,330	1,781,220

Deferred taxes, non-current portion	2,432,148	2,432,148

Total assets	$10,693,584	$10,349,234

See accompanying notes to financial statements.

(continued)

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(concluded)

LIABILITIES AND STOCKHOLDERS`	June 29,	December 29,
EQUITY	2013	2012

Current liabilities:
Line of credit	$—	$500,000
Equipment lease line of credit	163,155	—
Accounts payable	1,564,421	1,179,313
Accrued expenses	833,967	938,043
Current portion of obligations under capital leases	92,655	123,366

Total current liabilities	2,654,198	2,740,722
Obligations under capital
leases	35,097	76,372

Total liabilities	2,689,295	2,817,094

Commitments (note 9)
Stockholders` equity:
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 13,165,042 and 12,928,042 shares;
outstanding 13,061,974 and 12,871,759 shares;
at June 29, 2013 and December 29, 2012, respectively	131,650	129,281
Additional paid-in capital	34,126,099	33,821,961
Accumulated deficit	(26,045,675)	(26,284,787)
Less cost of 103,068 and 56,283 common shares
repurchased at June 29, 2013 and December 29, 2012,
respectively	(207,785)	(134,315)

Total stockholders` equity	8,004,289	7,532,140

Total liabilities and stockholders`
equity	$10,693,584	$10,349,234

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012

Revenues:
Product sales	$5,240,817	$3,529,672	$10,154,164	$6,872,325
Research and development
under cooperative agreement	59,725	98,593	177,456	310,716

Total revenues	5,300,542	3,628,265	10,331,620	7,183,041
Cost of product sales	3,887,713	3,352,442	7,906,468	6,758,017
Cost of research and development
under cooperative agreement	49,531	82,844	147,418	265,885

Gross Margin	1,363,298	192,979	2,277,734	159,139
Selling, general, and
administrative expense	1,008,118	845,009	1,908,032	1,653,732

Operating income (loss)	355,180	(652,030)	369,702	(1,494,593)
Interest expense, net	(12,678)	(5,694)	(22,870)	(11,466)

Net income (loss) before
income tax expense (benefit)	342,502	(657,724)	346,832	(1,506,059)
Income tax expense (benefit)	106,000	(285,000)	107,720	(599,000)

Net income (loss)	$236,502	$(372,724)	$239,112	$(907,059)

Net income (loss) per
basic common share	$0.02	$(0.03)	$0.02	$(0.07)

Weighted average number of
basic common shares
outstanding	12,961,506	12,869,483	12,916,633	12,867,571

Net income (loss) per
diluted common share	$0.02	$(0.03)	$0.02	$(0.07)

Weighted average number of
diluted common shares
outstanding	13,091,084	12,869,483	13,101,855	12,867,571

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 29,	June 30,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$239,112	$(907,059)
Adjustments to reconcile net income (loss)
to cash provided by (used in) operating activities:
Depreciation and amortization	317,788	398,039
Share-based compensation	115,765	113,251
Deferred taxes	(107,720)	(599,000)
Excess tax benefit from stock options exercised	(117,273)	—
Changes in:
Accounts receivable-trade, net	(785,583)	1,363,249
Inventories	376,898	(221,798)
Prepaid expenses and other current assets	20,343	41,812
Accounts payable	385,108	(483,131)
Accrued expenses	(104,076)	(147,640)

Net cash provided by (used in) operating
activities	555,802	(442,277)

Cash flows from investing activities:
Purchases of property and equipment	(278,898)	(196,859)

Net cash used in investing
activities	(278,898)	(196,859)

Cash flows from financing activities:
Payment of capital lease obligations	(71,986)	(138,143)
Proceeds from equipment lease line	163,155	—
Repayment of line of credit, net	(500,000)	—
Proceeds from issuance of common stock	73,469	9,178
Excess tax benefit from stock options exercised	117,273	—
Repurchase of common stock	(73,470)	—

Net cash used in
financing activities	(291,559)	(128,965)

Net decrease in cash and cash equivalents	(14,655)	(768,101)
Cash and cash equivalents at beginning of period	306,854	1,142,429

Cash and cash equivalents at end of period	$292,199	$374,328

Supplemental cash flow information:
Cash paid for taxes	$—	$—
Interest paid	$22,895	$11,466

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

The Company`s balance sheet at December 29, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain items in the 2012 financial statements have been reclassified to conform with the 2013 presentation.

For further information, refer to the financial statements and footnotes thereto included in the Registrant’s Annual Report Report on Form 10-K for the year ended December 29, 2012.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

The Company’s second fiscal quarter end is the Saturday closest to June 30th, which could result in a 13 or 14 week fiscal quarter. The second quarters for fiscal 2012 and 2013 each consisted of 13 weeks.

(3) Net Income (Loss) Per Common and Common Equivalent Share

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares plus additional common shares that would have been outstanding if potential dilutive common shares had been issued for granted stock options and stock purchase rights. Common stock equivalents are excluded from the diluted calculations when a net loss is incurred as they would be anti-dilutive.

The following table presents the calculation of both basic and diluted earnings per share (“EPS”):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012

Basic EPS Computation:
Numerator:
Net income (loss)	$236,502	$(372,724)	$239,112	$(907,059)
Denominator:
Weighted average
Common shares
Outstanding	12,961,506	12,869,483	12,916,633	12,867,571
Basic EPS	$0.02	$(0.03)	$0.02	$(0.07)
Diluted EPS Computation:
Numerator:
Net income (loss)	$236,502	$(372,724)	$239,112	$(907,059)
Denominator:
Weighted average
Common shares
Outstanding	12,961,506	12,869,483	12,916,633	12,867,571
Dilutive effect of stock options	129,578	—	185,222	—
Total Shares	13,091,084	12,869,483	13,101,855	12,867,571
Diluted EPS	$0.02	$(0.03)	$0.02	$(0.07)

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

During the quarter ended June 29, 2013, a total of 201,000 stock options were granted to employees under the Company’s 2009 Stock Incentive Plan (the “Plan”) and a total of 30,000 stock options were granted to outside directors. There were no shares granted under the Plan during the quarters ended June 30, 2012.

During the quarters ended June 29, 2013 and June 30, 2012 the Company issued 237,000 and 6,000 shares, respectively, as a result of option exercises. During the quarter ended June 29, 2013, 33,000 stock options expired related to previously granted shares under the 1999 Stock Incentive Plan. No stock option expired during the quarter ended June 30, 2012.

During the quarter ended June 29, 2013 the Company repurchased 46,785 shares from employees to facilitate their exercise of stock options.

During the three and six months ended June 29, 2013, the Company recognized $62,133 and $115,765, respectively, as shared-based compensation expense related to previously granted shares under the Plan. A tax benefit of $117,273 was recognized as additional paid in capital in the quarter ended June 29, 2013, resulting from the excess tax benefit of option exercises.

During the three and six months ended June 30, 2012, the Company recognized $55,217 and $113,251, respectively, as shared-based compensation expense related to previously granted shares under the Plan.

(5) Inventories

Inventories consist of the following:

	June 29,	December 29,
	2013	2012

Raw materials	$365,054	$312,213
Work in process	1,017,397	1,145,843
Finished goods	1,014,966	1,306,259

Total inventory	2,397,417	2,764,315
Reserve for obsolescence	(317,000)	(307,000)

Inventories, net	$2,080,417	$2,457,315

(6) Accrued Expenses

Accrued expenses consist of the following:

	June 29,	December 29,
	2013	2012

Accrued legal and accounting	$84,576	$92,000
Accrued payroll	551,106	388,029
Accrued other	198,285	458,014

	$833,967	$938,043

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

At June 29, 2013, the Company had no borrowings under this LOC while its borrowing base at the time would have permitted borrowings of $ 1,973 thousand. The balance due under the lease line was $163 thousand at June 29, 2013. Under the terms of the agreement, the Company is required to maintain its operating accounts with Sovereign Bank and restricted cash of $70,000. The LOC and the Lease Line are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the line of credit that require the Company to maintain a targeted coverage ratio as well as targeted debt to equity and current ratios. At June 29, 2013, the Company was in compliance with existing covenants.

At June 29, 2013, the Company had $ 291 thousand of capital equipment financed by advances and capital lease obligations related to the Lease Line and $ 209 thousand of credit remaining under the lease line. Equipment financed by the Sovereign equipment lease generally will qualify for treatment as a capital lease once converted from the Lease Line to a lease.

(8) Income Taxes

At December 29, 2012, the Company had approximately $3,303,000 of net operating loss carryforwards available to offset future income for U.S. Federal income tax purpose.

The Company recorded a tax expense of $82,000 and $83,340 for federal income taxes and a tax expense of $24,000 and $24,380 for state income taxes during the three and six months ended June 29, 2013, respectively. The Company recorded a tax benefit of $227,000 and $467,000 for federal income taxes and a tax benefit of $58,000 and $132,000 for state income taxes during the three and six months ended June 30, 2012, respectively.

The Company has a current and non-current deferred tax asset aggregating $2,797 thousand and $2,787 thousand on the Company`s balance sheet at June 29, 2013 and December 29, 2012, respectively. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining deferred tax assets and as such no valuation allowance has been provided against the deferred tax asset.

(9) Commitments

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

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the financial statements of the Company and notes thereto included in this report and the Company`s Annual Report on Form 10-K for the year ended December 29, 2012.

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

Critical Accounting Policies

The critical accounting policies utilized by the Company in preparation of the accompanying financial statements are set forth in Part II, Item 7 of the Company`s Annual Report on Form 10-K for the year ended December 29, 2012, under the heading “Management`s Discussion and Analysis of Financial Condition and Results of Operations”. There have been no material changes to these policies since December 29, 2012.

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

Results of Operations for the Second Fiscal Quarter of 2013 (Q2 2013) Compared to the Second Fiscal Quarter of 2012 (Q2 2012); (all $ in 000’s)

Total revenue was $5,301 in Q2 2013, a 46% increase compared with total revenue of $3,628 generated in Q2 2012. This increase was due in large part to the sales of baseplates for traction products and, to a lesser degree, the sales of hermetic packages.

Gross margin in Q2 2013 totaled $1,363 or 26% of sales.  In Q2 2012, gross margin was $ 193, or 5% of sales.   This improvement was due to two primary factors:  first, the increase in sales volume and secondly, to a lesser extent, improvements in manufacturing efficiencies.

Selling, general and administrative (SG&A) expenses were $1,008 in Q2 2013, up 19% compared with SG&A expenses of $845 in Q2 2012.  This increase was due in large part to an increase in sales commissions associated with the higher sales volume and an accrual for a 401K match which had been suspended in early 2012.

As a result of the higher revenues and improved manufacturing efficiencies, the Company earned an operating profit of $355, compared with an operating loss of $652 in the same quarter last year.  Interest expense increased to $13 in Q2 2013, from $6 in Q2 2012, reflecting higher average borrowings in Q2 2013.  The net income for Q2 2013 totaled $ 237 versus a net loss of $373 in Q2 2012.

Results of Operations for the First Six Months of 2013 Compared to the First Six Months of 2012 (all $ in 000’s)

Total revenue was $10,332 in the first half of 2013, a 44% increase compared with total revenue of $7,183 generated in the first six months of 2012. This increase was due in large part to the sales of baseplates for traction products.

Gross margin in the first six months of 2013 totaled $ 2,278 or 22% of sales.  In the first six months of 2012, gross margin totaled $159 or 2% of sales.   This improvement was due to two primary factors:  first, the increase in sales volume and secondly, to a lesser extent, improvement in manufacturing efficiencies.

Selling, general and administrative (SG&A) expenses were $ 1,908 during the first six months of 2013, up 15% compared with SG&A expenses of $ 1,654 in the first six months of 2012.  This increase was due principally to an increase in sales commissions associated with the higher sales volume and, to a lesser degree, higher legal expenses associated with an overseas patent issue.

Primarily as a result of the higher revenues and, to a lesser extent, manufacturing efficiencies, the Company earned an operating profit of $370 in the first six months of 2013, compared with an operating loss of $ 1,495 in the same period last year.  Interest expense increased to $23 in the first six months of 2013, from $ 11 in the first six months of 2012, reflecting a higher level of borrowings in 2013.  The net income for the first six months of 2013 totaled $ 239 versus a net loss of $907 in the first six months of 2012.

Liquidity and Capital Resources (all $ in 000’s unless noted)

The Company’s cash and cash equivalents at June 29, 2013 totaled $292 with no borrowings on the Company’s line of credit. $70 thousand of this total was restricted under the credit agreement with Sovereign Bank. This restriction will be removed when the Company reports Net Income in the second quarter. This compares with cash and cash equivalents of $307 and bank borrowings of $500 on its credit line at December 29, 2012. This improvement in the Company’s net cash position (i.e. cash less borrowing on the credit line), was primarily due to earnings from operations. During the first half of 2013, the Company’s investment in receivables, inventories and prepaid expenses, less accounts payables and accruals, was approximately flat with year end 2012.

Accounts receivable at June 29, 2013 totaled $3.7 million compared with $2.9 million at December 29, 2012. Days Sales Outstanding (DSOs) decreased to 62 days in Q2 2013 from 63 days in Q4 2012.  The accounts receivable balances at December 29, 2012, and June 29, 2013 were both net of an allowance for doubtful accounts of $10.

Inventories decreased to $2.1 million at June 29, 2013, from $2.5 million at December 29, 2012.

During 2011, the Company increased inventories to meet forecasts provided by a key customer; actual demand was short of the forecasts.  During 2012, primarily in the Fourth Quarter of 2012, the Company was able to draw down on this inventory as sales from this customer increased and this trend continued into 2013. The Company did not experience any obsolescence as a result of this situation. The inventory balance at quarter ended June 29, 2013, was net of an obsolescence reserve $317 thousand. The turnover in 2012 was 4.4 and improved to 5.6 for the most recent four quarters.

All consigned inventory is shipped under existing purchase orders and per customers’ requests. Of the inventory of $2.1 million at June 29, 2013, $ 892 thousand was located at customers’ locations pursuant to consigned inventory agreements. Of the total inventory of $2.5 million at December 29, 2012, $1.4 million was located at customers’ locations pursuant to consigned inventory agreements.

The Company financed its working capital during Q2 2013 with a combination of beginning cash balances and cash flow generated from operations.  The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2013 from a combination of operating cash flow, existing cash balances and borrowings under its line of credit, when necessary.

The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its business objectives.

Contractual Obligations

In early May 2013, the Company renewed its $2 million revolving line of credit (“LOC”) and $500 thousand of an equipment finance facility (“Lease Line”) with Sovereign Bank.   Both agreements mature in May 2014.  The LOC is secured by the accounts receivable and other assets of the Company, has an interest rate of prime plus one percent (1%) and a one-year term. Under the terms of the agreement, the Company is required to maintain its operating accounts and restricted cash of $70,000 with Sovereign Bank. The LOC and the Lease Line are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the line of credit that require the Company to maintain a targeted coverage ratio as well as targeted debt to equity and current ratios. At June 29, 2013, the Company was in compliance with existing covenants.  At June 29, 2013, the Company had $ 291 thousand net carrying value of capital equipment financed by advances and capital lease obligations under the Lease Line and $ 209 thousand available remaining. Equipment financed by the Sovereign equipment lease qualifies for treatment as a capital lease once converted from the Lease Line to a lease.  At June 29, 2013 the Company had no borrowings under this LOC while its borrowing base at the time would have permitted borrowings of $ 1,973 thousand.

The covenants with Sovereign Bank are identical for the line of credit and equipment financing facility. The covenant requirements are shown below together with the actual ratios achieved for the Second Quarter of 2013:

Covenant	Requirement	Actual
Quarterly Net Income	Minimum of $1.00	$ 237
Current Ratio	minimum of 1.5X	2.5
Liabilities to Net Worth	maximum of 1.0X	0.3
Capital Expenditures for 2013	maximum of $900K	$ 279K
Borrowings under the lease line	maximum of $500K	$ 291K
Borrowings under the line of credit	maximum of $1,973K*	$ 0
*(based on receivables at 6/29/13)

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

As of June 29, 2013 the Company had $362 thousand of construction in progress and outstanding commitments to purchase $51 thousand of production equipment.  The Company intends to finance production equipment in construction in progress and outstanding commitments with a combination of existing cash balances, funds generated by operations and lease financing.

In July 2006, the Company entered into a 10-year lease for its current operating facilities of approximately 37,520 square feet of rentable space located on approximately seven acres at its current site in Norton, MA. The lease is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities.  The Company also has an option to buy the property and a first right of refusal during the term of the lease.  Annual rental payments were $100 thousand in year one increasing to $150 thousand in year ten.

In February 2011, the Company entered into a lease for an additional 13.8 thousand square feet in Attleboro, MA for monthly rent, including utilities of $6,900.  The lease term was for one year and had an option to extend the lease for five additional one year periods. In October 2012 the Company renewed the lease for one additional year through February, 2014.

The Company’s contractual obligations at June 29, 2013 consist of the following:

		Payments Due by Period
		Remaining in	FY 2014 -
	Total	FY 2016	FY 2016	FY 2017
Capital lease obligations including interest	$131,716	$53,650	$78,066	$—
Purchase commitments for production equipment	$50,645	$50,645	$—	$—
Operating lease obligation for facilities	$454,133	$111,400	$342,733	$—

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

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS
None.

ITEM 1A RISK FACTORS
There have been no material changes to the risk factors as discussed in our 2012 Form 10-K

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

On May 10, 2013 the Company filed a report on Form 8-K of its earnings report for the fiscal first quarter ended March 30, 2013.

On May 10, 2013 the Company filed a report on Form 8-K which included a transcript of the Company’s conference call held on May 8, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPS TECHNOLOGIES CORPORATION
(Registrant)

Date: August 12, 2013
/s/ Grant C. Bennett
Grant C. Bennett
Chief Executive Officer

Date: August 12, 2013

/s/ Ralph M. Norwood

Ralph M. Norwood

Chief Financial Officer