Form 10-Q
period 2013-09-28
CPS TECHNOLOGIES CORP/DE/
filed 2013-11-07
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 28, 2013
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
[ ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of October 25, 2013: 13,061,974.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(continued on next page)

	September 28,	December 29,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$595,753	$306,854
Accounts receivable-trade, net	4,223,095	2,876,149
Inventories, net	2,048,860	2,457,315
Prepaid expenses and other current assets	173,368	140,723
Deferred taxes	160,378	354,825

Total current assets	7,201,454	6,135,866

Property and equipment:
Production equipment	7,550,480	7,430,783
Furniture and office equipment	362,740	354,490
Leasehold improvements	735,099	735,099

Total cost	8,648,319	8,520,372
Accumulated depreciation
and amortization	(7,328,946)	(6,877,285)
Construction in progress	527,332	138,133

Net property and equipment	1,846,705	1,781,220

Deferred taxes, non-current portion	2,432,148	2,432,148

Total assets	$11,480,307	$10,349,234

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(concluded)

LIABILITIES AND STOCKHOLDERS’	September 28,	December 29,
EQUITY	2013	2012

Current liabilities:
Line of credit	$—	$500,000
Equipment lease line of credit	163,155	—
Accounts payable	1,537,597	1,179,313
Accrued expenses	1,160,693	938,043
Current portion of obligations under capital leases	82,555	123,366

Total current liabilities	2,944,000	2,740,722
Obligations under capital leases, net of current portion	14,117	76,372

Total liabilities	2,958,117	2,817,094

Commitments (note 9)
Stockholders’ equity:
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 13,165,042 and 12,928,042 shares;
outstanding 13,061,974 and 12,871,859 shares;
at September 28, 2013 and December 29, 2012,
respectively	131,650	129,281
Additional paid-in capital	34,192,484	33,821,961
Accumulated deficit	(25,594,159)	(26,284,787)
Less cost of 103,068 and 56,283 common shares
repurchased at September 28, 2013 and December 29, 2012,
respectively	(207,785)	(134,315)

Total stockholders’ equity	8,522,190	7,532,140

Total liabilities and stockholders’
equity	$11,480,307	$10,349,234

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Operations (Unaudited)

	Fiscal Quarters Ended		Nine month Periods Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012

Revenues:
Product sales	$5,918,725	$2,605,465	$16,072,889	$9,477,790
Research and development
under cooperative agreement	55,764	138,716	233,220	449,432

Total Revenues	5,974,489	2,744,181	16,306,109	9,927,222
Cost of product sales	4,209,683	2,862,384	12,116,150	9,620,401
Cost of research and development
under cooperative agreement	46,654	117,904	194,072	383,789

Gross Margin	1,718,152	(236,107)	3,995,887	(76,968)
Selling, general and
administrative expense	1,059,033	641,046	2,967,066	2,294,778

Operating income (loss)	659,119	(877,153)	1,028,821	(2,371,746)
Interest expense, net	(3,603)	(4,792)	(26,473)	(16,258)

Net income (loss) before income
tax expense (benefit)	655,516	(881,945)	1,002,348	(2,388,004)
Income tax expense (benefit)	204,000	(351,000)	311,720	(950,000)

Net income (loss)	$451,516	$(530,945)	$690,628	$(1,438,004)

Net income (loss) per
basic common share	$0.03	$(0.04)	$0.05	$(0.11)

Weighted average number of
basic common shares
outstanding	13,198,506	12,871,659	13,010,591	12,868,934

Net income (loss) per
diluted common share	$0.03	$(0.04)	$0.05	$(0.11)

Weighted average number of
diluted common shares
outstanding	13,522,495	12,871,659	13,242,069	12,868,934

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Cash Flows (Unaudited)

	Nine Month Periods Ended
	September 28,	September 29,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$690,628	$(1,438,004)
Adjustments to reconcile net income (loss)
to cash provided by (used in) operating activities
Depreciation & amortization	451,663	556,653
Share-based compensation	182,150	168,378
Provision for bad debts and sales returns	—	15,000
Write off of construction in process	—	12,720
Deferred taxes	311,720	(950,000)
Excess tax benefit from stock options exercised	(117,273)	—
Changes in:
Accounts receivable-trade, net	(1,346,946)	996,882
Inventories	408,455	(162,631)
Prepaid expenses	(32,645)	(3,199)
Accounts payable	358,284	(363,350)
Accrued expenses	222,650	215,908

Net cash provided by (used in) operating
activities	1,128,686	(951,643)

Cash flows from investing activities:
Purchases of property and equipment	(517,148)	(205,677)

Net cash used in investing
activities	(517,148)	(205,677)

Cash flows from financing activities:
Payment of capital lease obligations	(103,066)	(173,123)
Proceeds from equipment lease line	163,155	—
Proceeds (repayments) of line of credit, net	(500,000)	400,000
Proceeds from issuance of common stock	73,469	9,178
Excess tax benefit from stock options exercised	117,273	—
Repurchase of common stock	(73,470)	—

Net cash provided by (used in)
financing activities	(322,639)	236,055

Net increase (decrease) in cash and cash equivalents	288,899	(921,265)
Cash and cash equivalents at beginning of period	306,854	1,142,429

Cash and cash equivalents at end of period	$595,753	$221,164

Supplemental cash flow information:
Cash paid for taxes, net of refunds	$—	$—
Interest paid	$26,473	$16,258

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

For further information, refer to the financial statements and footnotes thereto included CPS’s Annual Report on Form 10-K for the year ended December 29, 2012.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

The Company’s second fiscal quarter end is the Saturday closest to June 30th, which could result in a 13 or 14 week fiscal quarter. The second quarters for fiscal 2012 and 2013 each consisted of 13 weeks.

(3) Net Income (Loss) Per Common and Common Equivalent Share

Basic net income or loss per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by dividing net income by the sum of the weighted average number of common shares plus additional common shares that would have been outstanding if potential dilutive common shares had been issued for granted stock option and stock purchase rights. Common stock equivalents are excluded from the diluted calculations when a net loss is incurred as they would be anti-dilutive.

The following table presents the calculation of both basic and diluted EPS:

	Three Months Ended		Nine-Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012

Basic EPS Computation:
Numerator:
Net income (loss)	$451,516	$(530,945)	$690,628	$(1,438,004)
Denominator:
Weighted average
Common shares
Outstanding	13,198,506	12,871,659	13,010,591	12,868,934
Basic EPS	$0.03	$(0.04)	$0.05	$(0.11)
Diluted EPS Computation:
Numerator:
Net income (loss)	$451,516	$(530,945)	$690,628	$(1,438,004)
Denominator:
Weighted average
Common shares
Outstanding	13,198,506	12,871,659	13,010,591	12,868,934
Dilutive effect of stock options	323,989	—	231,478	—
Total Shares	13,522,495	12,871,659	13,242,069	12,868,934
Diluted EPS	$0.03	$(0.04)	$0.05	$(0.11)

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

There were no stock options granted under the Company’s 2009 Stock Incentive Plan (the “Plan”) during the quarters ended September 28, 2013 and September 29, 2012. During the three and nine months ended September 28, 2013 the Company recognized $66,385 and $182,150, respectively as share-based compensation expense related to previously granted shares under the Plan.

During the three and nine months ended September 29, 2012 the Company recognized $55,127 and $168,378, respectively, as share-based compensation expense related to previously granted shares under the Plan.

There were no option exercises during the quarter ended September 28, 2013 and September 29, 2012. No options expired during the quarters ended September 28, 2013 and September 29, 2012.

(5) Inventories

Inventories consist of the following:

	September 28,	December 29,
	2013	2012

Raw materials	$405,223	$312,213
Work in process	1,106,263	1,145,843
Finished goods	914,374	1,306,259

Total inventory	2,425,860	2,764,315

Reserve for obsolescence	(377,000)	(307,000)

Inventories, net	$2,048,860	$2,457,315

(6) Accrued Expenses

Accrued expenses consist of the following:

	September 28,	December 29,
	2013	2012

Accrued legal and accounting	$114,575	$92,000
Accrued payroll	819,530	388,029
Accrued other	226,588	458,014

	$1,160,693	$938,043

The accrued payroll at September 28, 2013 includes $150 thousand for 401k company match and $195 thousand for incentive bonuses. These items totaled $0 and $130 thousand respectively on December 29, 2012.

(7) Line of Credit and Equipment Lease Facility Agreements

In early May 2013, the Company renewed its $2 million revolving line of credit (“LOC”) and $500 thousand of an equipment finance facility (“Lease Line”) with Sovereign Bank (name recently changed to Santander Bank).   Both agreements mature in May 2014.  The LOC is secured by the accounts receivable and other assets of the Company, has an interest rate of prime plus one percent (1%) and a one-year term.

At September 28, 2013 the Company had no borrowings under this LOC while its borrowing base at the time would have permitted borrowings of $2.0 million. The LOC and the Lease Line are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the line of credit that require the Company to maintain a targeted coverage ratio as well as targeted debt to equity and current ratios. At September 28, 2013, the Company was in compliance with existing covenants.

At September 28, 2013, the Company had $260 thousand net carrying value of capital equipment financed by advances and capital lease obligations under the Lease Line and $240 thousand available remaining. Equipment financed by the Santander equipment lease qualifies for treatment as a capital lease once converted from the Lease Line to a lease.

(8) Income Taxes

At December 29, 2012, the Company had approximately $3,303 thousand of net operating loss carryforwards available to offset future income for U.S. Federal income tax purpose.

The Company recorded a tax expense of $159 thousand and $242 thousand for federal income taxes and a tax expense of $45 thousand and $69 thousand for state income taxes during the three and nine months ended September 28, 2013.

The Company has a current and non-current deferred tax asset aggregating $2,593 thousand and $2,787 thousand on the Company`s balance sheet at September 28, 2013 and December 29, 2012, respectively. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining deferred tax assets and as such no valuation allowance has been provided against the deferred tax asset.

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

In February 2011, the Company entered into a one-year lease, with five options to renew for one year periods, for approximately 13,800 square feet of rentable space inside a larger building located at 79 Walton Street, Attleboro, Massachusetts. Monthly rent, which includes utilities, is $7 thousand. In October 2013, the Company renewed the lease through February, 2015.

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

Results of Operations for the Third Fiscal Quarter of 2013 (Q3 2013) Compared to the Third Fiscal Quarter of 2012 (Q3 2012); (all $ in 000’s)

Total revenue was $5,974 in Q3 2013, a 118% increase compared with total revenue of $2,744 generated in Q3 2012. This increase was due in large part to the sales of baseplates for traction and hybrid electric vehicle applications and, to a lesser degree, the sales of hermetic packages.

Gross margin in Q3 2013 totaled $1,718 or 29% of sales.  In Q3 2012, the Company experienced a gross margin loss of $236, or 9% of sales.   This improvement was due primarily to the increase in sales volume which had the effect of spreading fixed costs over a much larger sales volume.

Selling, general and administrative (SG&A) expenses were $1,059 in Q3 2013, up 65% compared with SG&A expenses of $641 in Q3 2012.  This increase was due in large part to three factors: an increase in sales commissions associated with the higher sales volume, an increase in compensation expense for incentive bonuses and a 401K match which had been suspended in early 2012, and higher legal expenses associated with an overseas patent suit.

As a result primarily of the higher revenues, the Company earned an operating profit of $659, compared with an operating loss of $877 in the same quarter last year.  Interest expense decreased to $4 in Q3 2013, from $5 in Q3 2012, reflecting an elimination of bank borrowings in Q3 2013.  The net income for Q3 2013 totaled $452 versus a net loss of $531 in Q3 2012.

Results of Operations for the First Nine Months of 2013 Compared to the First Nine Months of 2012 (all $ in 000’s)

Total revenue was $16,306 in the first nine months of 2013, a 64% increase compared with total revenue of $9,927 generated in the first nine months of 2012. This increase was due in large part to the sales of baseplates for traction and hybrid electric vehicle applications and, to a much lesser degree, sales of hermetic packages.

Gross margin in the first nine months of 2013 totaled $3,996 or 25% of sales.  In the first nine months of 2012, the Company had a gross margin loss of $77, or 1% of sales.   This improvement was due, to in large part, to higher sales volume which had the effect of spreading fixed costs over a much larger sales volume.

Selling, general and administrative (SG&A) expenses were $ 2,967 during the first nine months of 2013, up 29% compared with SG&A expenses of $2,295 in the first nine months of 2012.  This increase was due an increase in compensation expense for incentive bonuses and the 401K match, an increase in sales commissions associated with the higher sales volume and, to a lesser degree, higher legal expenses associated with the overseas patent issue cited earlier.

Primarily as a result of the higher revenues, the Company earned an operating profit of $1,029 in the first nine months of 2013, compared with an operating loss of $ 2,372 in the same period last year.  Interest expense increased to $27 in the first nine months of 2013, from $16 in the first nine months of 2012, reflecting a higher average bank borrowings during 2013.  Net income for the first nine months of 2013 totaled $691 versus a net loss of $1,438 in the first nine months of 2012.

Liquidity and Capital Resources (all $ in 000’s unless noted)

The Company’s cash and cash equivalents at September 28, 2013 totaled $596 with no borrowings on the Company’s line of credit. This compares with cash and cash equivalents of $307 and bank borrowings of $500 on its credit line at December 29, 2012. This improvement in the Company’s net cash position of $789 (i.e. cash less borrowing on the credit line), was primarily due to earnings from operations. During the first nine months of 2013, the Company’s investment in receivables, inventories and prepaid expenses, less accounts payables and accruals, was approximately 12% higher than the total at year-end 2012. The higher receivables are due to higher sales and was the primary contributor to the increase.

Accounts receivable at September 28, 2013 totaled $4.2 million compared with $2.9 million at December 29, 2012. Days Sales Outstanding (DSOs) increased to 64 days compared with DSO’s of 63 at the end of Q4 2012.  The accounts receivable balances at December 29, 2012, and September 28, 2013 were both net of an allowance for doubtful accounts of $10.

Inventories totaled $2.0 million at September 28, 2013, down from $2.5 million at December 29,

2012. During 2011, the Company increased inventories to meet forecasts provided by a key customer; actual demand was short of the forecasts.  During 2012, primarily in the Fourth Quarter of 2012, the Company was able to draw down on this inventory as sales from this customer increased and this trend continued into 2013. The Company did not experience any obsolescence as a result of this situation. The inventory balance at quarter ended September 28, 2013, was net of an obsolescence reserve $377 thousand. The turnover in 2012 was 4.4 and has improved to 6.7 for the most recent four quarters.

All consigned inventory is shipped under existing purchase orders and per customers’ requests. Of the inventory of $2.0 million at September 28, 2013, $ 935 thousand was located at customers’ locations pursuant to consigned inventory agreements. Of the total inventory of $2.5 million at December 29, 2012, $1.4 million was located at customers’ locations pursuant to consigned inventory agreements.

The Company financed its working capital during Q3 2013 with a combination of beginning cash balances and cash flow generated from operations.  The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2013 from a combination of operating cash flow, existing cash balances and borrowings under its line of credit, if necessary.

The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its business objectives.

Contractual Obligations

In early May 2013, the Company renewed its $2 million revolving line of credit (“LOC”) and $500 thousand of an equipment finance facility (“Lease Line”) with Santander Bank.  Both agreements mature in May 2014.  The LOC is secured by the accounts receivable and other assets of the Company, has an interest rate of prime plus one percent (1%) and a one-year term. Under the terms of the agreement, the Company is required to maintain its operating accounts and restricted cash of $70,000 with Sovereign Bank. This restriction was removed in August 2013 after the Company earned a profit for the second quarter. The LOC and the Lease Line are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the line of credit that require the Company to maintain a targeted coverage ratio as well as targeted debt to equity and current ratios. At September 28, 2013, the Company was in compliance with existing covenants.  At September 28, 2013, the Company had $260 thousand net carrying value of capital equipment financed by advances and capital lease obligations under the Lease Line and $240 thousand available remaining. Equipment financed by the Santander equipment lease qualifies for treatment as a capital lease once converted from the Lease Line to a lease.  At September 28, 2013 the Company had no borrowings under this LOC while its borrowing base at the time would have permitted borrowings of $ 2.0 million.

The covenants with Santander Bank are identical for the line of credit and equipment financing facility. The covenant requirements are shown below together with the actual ratios achieved for the Third Quarter of 2013:

Covenant	Requirement	Actual
Quarterly Net Income	Minimum of $1.00	$ 451
Current Ratio	minimum of 1.5X	2.4
Liabilities to Net Worth	maximum of 1.0X	0.3
Capital Expenditures for 2013	maximum of $900k	$ 517
Borrowings under the lease line	maximum of $500K	$ 260
Borrowings under the line of credit	maximum of $2,000K*	$ 0
*(based on receivables at 9/28/13)

Management believes that cash flows from operations, existing cash balances and the leasing and credit line in place with Santander Bank will be sufficient to fund our cash requirements for the foreseeable future. However, there is no assurance that we will be able to generate sufficient revenues or reduce certain discretionary spending in the event that planned operational goals are not met such that we will be able to meet our obligations as they become due.

As of September 28, 2013 the Company had $527 thousand of construction in progress and outstanding commitments to purchase $27 thousand of production equipment.  The Company intends to finance production equipment in construction in progress and outstanding commitments with a combination of existing cash balances, funds generated by operations and lease financing.

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

In February 2011, the Company entered into a lease for an additional 13.8 thousand square feet in Attleboro, MA for monthly rent, including utilities of $7 thousand.  The lease term was for one year and had an option to extend the lease for five additional one year periods. In October 2013 the Company renewed the lease for one additional year through February, 2015.

The Company’s contractual obligations at September 28, 2013 consist of the following:

		Payments Due by Period
		Remaining in	FY 2014-
	Total	FY 2013	FY 2016
Capital lease obligations including interest	$99,356	$21,290	$ 78,066
Purchase commitments for production equipment	$26,945	$26,945	$—
Operating lease obligation for facilities	$398,433	$55,700	$342,733

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

Exhibit 32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(b) Reports on Form 8-K

On August 8, 2013 the Company filed a report on Form 8-K of its earnings report for the fiscal first quarter ended June 29, 2013.

On August 12, 2013 the Company filed a report on Form 8-K which included a transcript of the Company’s conference call held on August 9, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPS TECHNOLOGIES CORPORATION
(Registrant)

Date: November 7, 2013
/s/ Grant C. Bennett
Grant C. Bennett
Chief Executive Officer

Date: November 7, 2013

/s/ Ralph M. Norwood

Ralph M. Norwood

Chief Financial Officer