Form 10-K
period 2013-12-28
CPS TECHNOLOGIES CORP/DE/
filed 2014-03-17
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 28, 2013
or
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

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [ ] Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act
[ ] Yes [X] No

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was $12.2 million based on the average of the reported closing bid and asked prices for the Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter as reported on the OTC Bulletin Board.

Number of shares of Common Stock outstanding as of February 24, 2014: 13,066,641 shares.

Documents incorporated by reference.

Part I

Item 1. Business.

CPS Technologies Corporation (the ‘Company’ or ‘CPS’) provides advanced material solutions to the electronics, power generation, automotive and other industries. In 2008 the Company also entered into a cooperative agreement with the U.S. Army to further develop its composite technology to produce armor.

The Company’s products are generally used in high-power, high-reliability applications. These applications always involve energy use or energy generation and the Company’s products allow higher performance and improved energy efficiency. The Company is an important participant in the growing movement towards alternative energy and "green" lifestyles. For example, the Company’s products are used in high-speed trains, mass transit, hybrid and electric cars, wind-turbines for electricity generation as well as routers and switches for the internet which in turn enable telecommuting.

The Company’s primary advanced material solution is metal matrix composites (MMCs), a new class of materials which is a combination of metal and ceramic. CPS has a leading, proprietary position in metal matrix composites. Metal matrix composites have several superior properties compared to conventional materials including improved thermal conductivity, thermal expansion matching, stiffness and light weight which enable higher performance and higher reliability in our customers’ products.

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

CPS is the leader in supplying metal matrix composites to certain high growth electronics end markets which are well along in the adoption lifecycle and therefore generating significant demand. These end markets include motor controllers used in high-speed electric trains, subway cars and wind turbines, hybrid and electric vehicles, aerospace and defense, and high performance integrated circuits used in internet switches and routers. CPS supplies baseplates, heat spreaders and lids to customers in these end markets. CPS is a fully qualified manufacturer for many of the world’s largest electronics OEMs.

CPS also assembles housings and packages for hybrid circuits. These housings and packages may include components made of metal-matrix composites; they may include components made of more traditional materials such as aluminum, copper-tungsten, etc.

The Company is also actively working with customers in end markets at the beginning stages of the adoption lifecycle. An example of such a market is the market for armor. In 2008 the Company entered into a cooperative agreement with the Army Research Laboratory to further develop large hybrid metal matrix composite modules which integrally combine metal matrix composites and ceramics by enveloping ceramic tiles with MMCs. This system offers a lighter weight, durable, multi-hit capable and cost competitive alternative to conventional steel, aluminum and ceramic based armor systems. CPS hybrid hard face armor modules are comprised of multiple materials completely enveloped within and mechanically and chemically bonded to lightweight and stiff aluminum metal matrix composites.

The Company believes that its hybrid hard face armor tiles will find application in many military vehicles as well as armored commercial vehicles.

Our products are manufactured by proprietary processes we have developed including the QuicksetTM Injection Molding Process (‘Quickset Process’) and the QuickCastTM Pressure Infiltration Process (‘QuickCast Process’).

CPS was incorporated in Massachusetts in 1984 as Ceramics Process Systems Corporation and reincorporated in Delaware in April 1987 through a merger into a wholly-owned Delaware subsidiary organized for purposes of the reincorporation. In July 1987, CPS completed our initial public offering of 1.5 million shares of our Common Stock. In March 2007, the Company changed its name from Ceramics Process Systems Corporation to CPS Technologies Corporation.

Overview of Markets and Products

Electronics Markets Overview

End-user demand continues to motivate the electronics industry to produce products which:
- operate at higher speeds;
- are smaller in size; and
- operate with higher reliability.

While these three requirements result in products of ever-increasing performance, these requirements also create a fundamental challenge for the designer to manage the heat generated by the system operating at higher speeds and/or higher power. Smaller assemblies further concentrate the heat and increase the difficulty of removing it.

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

Although the Company’s focus today is on AlSiC components, it believes its proprietary Quickset- Quickcast process technology can be used to produce other metal-matrix composites which may meet future market needs.

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

We provide baseplates and heat spreaders on which power semiconductors are mounted to produce modules for motor control. The power semiconductors are typically IGBTs and these applications are often referred to as IGBT applications. Our AlSiC baseplates have sufficient thermal conductivity to allow for removal of heat through the baseplate, and have a thermal expansion rate sufficiently similar to the other components in the assembly to ensure reliability over time as the assembly thermally cycles. We believe this market will continue to grow as the use of power modules penetrates additional motor applications, and as electric motors themselves penetrate new applications such as the hybrid electric vehicle.

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

In many flip chip configurations a lid or heat spreader is placed over the die to protect the die from mechanical damage and to facilitate the removal of heat from the die. Often a heat sink or fan is then attached to the lid. For a high-density die the package designer must ensure that the lid has sufficient thermal conductivity to remove heat from the die and that all components of the package assembly - the die itself, the package base, and the package lid - are made from materials with sufficiently similar thermal expansion rates to ensure the assembly will not break apart over time as it thermally cycles.

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

In 2013, our three largest customers accounted for 42%, 23% and 8% of revenues, respectively. In 2013, approximately 96% of our revenues were derived from commercial applications and 4% from defense-related applications.

Research and Development

In 2013, costs incurred related to funding under the Cooperative Agreement totaled $311 thousand of which 100% was reimbursed by the U.S. Army and was recorded as revenue. This revenue of $311 thousand resulted in a gross margin of $52 thousand.

Availability of Raw Materials

We use a variety of raw materials from numerous domestic and foreign suppliers. These materials are primarily aluminum ingots, ceramic powders and chemicals. The raw materials we use are available from domestic and foreign sources and none is believed to be scarce or restricted for national security reasons. We use no conflict metals.

Patents and Trade Secrets

As of December 28, 2013, we had 12 United States patents and 2 United States patent pending. We also have several international patents covering the same subject matter as the U.S. patents. Our licensees have rights to use certain patents as defined in their respective license agreements.

We intend to continue to apply for domestic and foreign patent protection in appropriate cases. In other cases, we believe we are better served by reliance on trade secret protection. In all cases, we seek protection for our technological developments to preserve our competitive position.

Backlog and Contracts

Over 90% of the Company's product sales are custom in that they are based on customers’ drawings and the large majority of these sales are "designed in" and are sold over multiple years. Major customers typically give the Company a non-binding forecast of demand for a one-year period and then negotiate a pricing agreement with the Company valid for that one-year period. Each week customers then issue releases or authorizations to ship under the pricing agreements. At any point in time the contractually binding backlog represented by the releases in hand does not necessarily reflect underlying demand. Given this situation, the Company does not believe backlog data is helpful to investors.

Competition

We have developed and expect to continue to develop products for a number of different end markets and we will encounter competition from different producers of metal-matrix composites and other competing materials.

We believe that the principal competitive factors in our end markets today include technical competence, product performance, quality, reliability, price, corporate reputation, and strength of sales and marketing resources. We believe our proprietary processes, reputation, and the price at which we can offer products for sale will enable us to compete successfully in the many electronics end markets. However, some of the American and foreign companies now producing or developing metal-matrix composites have far greater financial and sales and marketing resources than we do which may enable them to develop and market products which would compete against those developed by us.

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

In 2008, the Company entered into a cooperative agreement with the US Army Research Laboratory to perform research and development concerning hybrid metal matrix composite encapsulated ceramic armor technology. The Cooperative Agreement was a four-year agreement which is 95% funded by the US Department of Defense and 5% funded by CPS.

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

Employees

As of December 28, 2013, we had 135 permanent full-time employees, 11 temporary full-time employees and 5 part-time employees, of whom 137 were engaged in manufacturing and engineering and 14 in sales and administration, including finance, purchasing, IT, and customer service.

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

Over the past two years revenues from our contract with the U.S. Army Research Laboratory represented less than 5% of the Company’s total revenue. This contract will expire in 2014 and pressures to reduce national spending on defense could make it difficult to continue to generate revenues from the military sector in the near future.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

As of December 28, 2013, all our manufacturing, engineering, sales and administrative operations are located in leased facilities in Norton, Massachusetts and Attleboro, MA. The Company entered into a 10-year lease for the Norton facilities effective on March 1, 2006. The leased facilities comprise approximately 38 thousand square feet.

In February 2011, the Company entered into a lease for an additional 13.8 thousand square feet in Attleboro, MA. The lease term is for one year and has an option to extend the lease for five additional one-year periods. The Company renewed the lease in 2013 for one additional year and also obtained two years of additional options which could extend the Company use through February 2019.

Item 3. Legal Proceedings.

We are not a party to any litigation which could have a material adverse effect on us or on our business and we are not aware of any pending or threatened material litigation against us.

Item 4. Mine Safety Disclosures

Not applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

On December 28, 2013, we had approximately 680 shareholders. The high and low closing bid prices of our common stock for each quarter during the years ended December 28, 2013 and December 29, 2012 are shown below.

	2013		2012
	High	Low	High	Low
1st Quarter	$1.63	$0.81	$2.30	$1.10
2nd Quarter	$1.95	$0.77	$2.75	$1.99
3rd Quarter	$2.00	$1.45	$2.40	$1.29
4th Quarter	$2.50	$1.49	$1.80	$1.00

We have never paid cash dividends on our Common Stock. We currently plan to reinvest our earnings, if any, for use in the business and do not intend to pay cash dividends in the foreseeable future. Future dividend policy will depend, among other factors, upon our earnings and financial condition.

Our Common Stock is traded on the Over-the-Counter (OTCQB) under the symbol CPSH.

Item 6. Selected Financial Data (000’s, except per share amounts)

The following selected financial data of CPS should be read in conjunction with the financial statements and related notes filed as part of this Annual Report on Form 10-K. Amounts are in thousands except per share amounts.

SELECTED FINANCIAL DATA

For the Fiscal Year:	2013	2012	2011	2010	2009
Summary of Operations
Product Revenue	$21,095	$13,454	$17,643	$19,913	$11,301
Cooperative Agreement Revenue	311	597	2,164	1,484	1,679
Operating Expenses	19,946	16,851	20,143	20,344	12,831
Operating Income (Loss)	1,459	(2,799)	(336)	1,054	149
Other Income (Expense), Net	(30)	(29)	(33)	(32)	(39)
Net Income (Loss) Before Taxes	1,429	(2,828)	(369)	1,021	110
Provision (Benefit) for Income Taxes	463	(1,306)	(323)	311	(452)
Net Income (Loss)	966	(1,522)	(46)	710	562
Net Income (Loss) Per Basic Common Share	$0.07	$(0.12)	$0.00	$0.06	$0.04
Weighted Average Basic Number of Common Shares Outstanding	12,985	12,870	12,766	12,643	12,625
Net Income (Loss) Per Diluted Common Share	$0.07	$(0.12)	$0.00	$0.06	$0.04
Weighted Average Diluted Number of Common Shares Outstanding	13,265	12,870	12,766	12,882	12,931
Year-End Position
Working Capital	$5,205	$3,395	$5,501	$5,731	$5,020
Total Assets	$11,140	$10,349	$11,334	$10,611	$9,230
Long-term Obligations	$—	$76	$200	$176	$263
Stockholders’ Equity	$8,865	$7,532	$8,802	$8,486	$7,553

SELECTED QUARTERLY FINANCIAL DATA

	First	Second	Third	Fourth
	Fiscal	Fiscal	Fiscal	Fiscal
	Quarter	Quarter	Quarter	Quarter
2013
Total Revenues	$5,031	$5,301	$5,974	$5,100
Gross Margin	$914	$1,363	$1,718	$1,362
Net Income (loss)	$2	$236	$452	$276
Net Income (loss) Per Basic Share	$0.00	$0.02	$0.03	$0.02
Net Income (loss) Per Diluted Common Share	$0.00	$0.02	$0.03	$0.02
2012
Total Revenues	$3,555	$3,628	$2,744	$4,125
Gross Margin	$(34)	$193	$(236)	$333
Net Income	$(534)	$(373)	$(531)	$(84)
Net Income (loss) Per Basic Share	$(0.04)	$(0.03)	$(0.04)	$(0.01)
Net Income (loss) Per Diluted Common Share	$(0.04)	$(0.03)	$(0.04)	$(0.01)

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

The end markets which account for a majority of our sales today are all electronics markets: primarily the motor controller market, application-specific integrated circuits market and the high-performance microprocessor. The Company’s products are typically heat spreaders or baseplates, hermetic packaging, lids, substrates and thermal planes, and are used in applications where thermal management and/or weight are important considerations.

In addition to electronics end markets, we are developing, manufacturing and marketing metal-matrix composite components for some structural end-markets including armor.

The objective of the Cooperative Agreement with the U.S. Army was to further develop large hybrid metal matrix composite modules which integrally combine metal matrix composites and ceramics by enveloping ceramic tiles with MMCs. This system offers a lighter weight, durable, multi-hit capable and cost competitive alternative to conventional steel, aluminum and ceramic based armor systems. CPS hybrid hard face armor modules are comprised of multiple materials completely enveloped within and mechanically and chemically bonded to lightweight and stiff aluminum metal matrix composites. The Company believes that its hybrid hard face armor tiles will find application in many military vehicles as well as armored commercial vehicles.

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

The Company believes the underlying demand for metal matrix composites is growing as the electronics and other industries seek higher performance, higher reliability, and reduced costs. CPS believes that the Company is well positioned to offer our solutions to current and new customers as these demands grow. In 2013 its top three customers accounted for 73% of revenue and the remaining 27% of revenue was derived from 65 other customers. In 2012 the top three customers accounted for 63% of revenue and the remaining 37% of revenue was derived from approximately 69 customers.

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

The Company also has consigned inventory agreements with a few customers. For product shipped under consigned inventory agreements, the Company recognizes revenue when the customer either notifies CPS that they have picked the product from the consigned inventory or, in some cases, when sixty days have elapsed from the date the shipment arrives at the customer’s location. Of the inventory of $2.2 million at December 28, 2013, $980 thousand was located at customers’ locations pursuant to consigned inventory agreements. Of the total inventory of $2.5 million at December 29, 2012, $1.1 million was located at customers’ locations pursuant to consigned inventory agreements.

Advance payments, if any, in excess of revenue recognized are recorded as deferred revenue.

In 2008, CPS entered into a cooperative agreement with the US Army Research Laboratory to perform research and development concerning hybrid metal matrix composite encapsulated ceramic armor technology. The Cooperative Agreement was a four-year agreement which was subsequently extended through July 14, 2014. This agreement was 95% funded by the US Department of Defense and 5% funded by CPS.

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

The Cooperative Agreement extends for four years and provides for funding of up to $8.34 million, over the four years, but actual funding is provided incrementally on a year-to-year basis, depending on, among other factors, if yearly objectives are met and if Congress authorizes the funds ($6.6 million has been authorized through December 28, 2013). If the total $8.34 million in funding is provided by the Government, the Company’s cost share will amount to $439 thousand over the term of the Agreement. Amendment/Modification #P00009 extended the term of performance of the original Agreement, Cooperative Agreement W911NF-08-2-0017, from July 14, 2013 to July 14, 2014. As of December 28, 2013, the Company had invoiced $6.6 million since inception of the Agreement which represents the full amount approved to date of $6.6 million.

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

Income Taxes

Deferred tax assets and liabilities are based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company considers many factors in assessing whether or not a valuation allowance for its Deferred Tax asset is warranted. On the positive side, the Company considered such factors as its: history of taxable earnings (seven consecutive years from 2003-10), global customer base consisting of large companies with significant resources, current products and their expected life, technological advantages, potential for price increases, trend of improved manufacturing efficiencies and the magnitude of the Deferred Tax Asset compared with the Company’s expectation of future earnings over the remaining life of the asset. On the negative side, the Company considered such factors as: the global economic environment, the Company’s ability to absorb a period of operating losses and negative cash flow and the potential for the technological breakthroughs and substitution of the Company’s products by lower cost solutions.

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

At December 28, 2013 the Company’s Deferred Tax Asset included net operating loss carryforwards and other temporary differences which will require taxable income of approximately $6.3 million to fully utilize, assuming an effective corporate tax rate of 39%. The Company has concluded that it is more likely than not that its Deferred Tax Asset will be fully realized. Current projections of future taxable income, including the reversal of temporary differences, reflect the Company’s belief that it has attractive growth opportunities and a favorable cost structure. These projections support the conclusion that the Company will generate taxable income sufficient to utilize the losses before they expire. An important consideration in this analysis is the fact that none of the NOL carryforwards expire before 2032.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 28, 2013 and December 29, 2012, the Company had no accruals for interest or penalties related to income tax matters. The Company did not have any uncertain tax positions at December 28, 2013 or December 29, 2012 which required accrual or disclosure.

Income tax effects related to share-based compensation that are in excess, or less than, of grant-date fair value, less any proceeds received on exercise of stock prices, are recognized as either an increase or decrease to additional paid-in capital upon exercise. These tax effects are either offset against currently payable taxes or the benefit of net operating loss utilization.

Results of Operations

Year ended December 28, 2013 (“2013”) compared to the year ended December 29, 2012 (“2012”).

Total revenues were $21.4 million in 2013, a 52% increase compared with total revenues of $14.1 million generated in 2012. This increase was due in large part to the sales of baseplates for traction and hybrid electric vehicle applications and, to a lesser degree, the sales of hermetic packages.

Gross margin in 2013 totaled $ 5.4 million or 25% of sales.  In 2012 the Company’s gross margin totaled $0.3 million or 2% of sales.   This improvement was due primarily to the increase in sales volume which had the effect of spreading fixed costs over a much larger sales volume. In addition, $0.3 million was due to higher prices on existing products.

Selling, general and administrative (SG&A) expenses totaled $ 3.9 million in 2013, up 28% when compared with SG&A expenses of $3.1 million in 2012.  This increase was due in large part to four factors: an increase in sales commissions associated with the higher sales volume, an increase in compensation expense for incentive bonuses, a 401K match which was suspended during the quarter in 2012, and higher legal expenses associated with an overseas patent action.

Primarily as a result of the higher revenues, the Company earned an operating profit of $1.5 million in 2013. This compares with an operating loss of $ 2.8 million in 2012. Interest expense totaled $ 30 thousand in 2013 compared with $ 29 thousand in 2012. The net income for 2013 totaled $1.0 million versus a net loss of $1.5 million in 2012.

Significant Fourth Quarter of 2013 Activity

Revenues totaled $5.1 million in the Fourth Quarter of 2013 versus $4.1 million in the comparable quarter in 2012. The increase was due in large part to the sales of baseplates for traction applications and, to a lesser extent, sales of baseplates for hybrid and electric vehicles and $0.3 million of price increases on existing products.

Gross Margin increased in the Fourth Quarter of 2013 versus the Fourth Quarter of 2012 to $1,362 thousand (27% of sales) from $333 thousand (8% of sales). The primary reason for the improvement in 2013 was due to higher sales volume and, to a lesser degree, price increases on existing products.

Selling, General and Administrative expenses totaled $ 931 thousand in the Fourth Quarter of 2013, up 22% versus the Fourth Quarter of 2012, due to three major factors: an increase in incentive compensation, the 401K match, which was suspended during the quarter in 2012, and higher sales commissions associated with higher sales volume.

The Operating Profit of $ 431 thousand in the Fourth Quarter 2013 compares with a operating loss of $427 thousand in the Fourth Quarter of 2012. Net Income in the Fourth Quarter of 2013 totaled $276 thousand, up from a net loss of $84 thousand in the corresponding quarter of 2012.

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

Significant Fourth Quarter of 2012 Activity

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents at December 28, 2013 totaled $ 1.6 million with no borrowings on the Company’s $2 million committed line of credit. This compares with cash and cash equivalents of $0.3 million and bank borrowings of $0.5 million on its credit line at December 29, 2012. This improvement in the Company’s net cash position of $1.8 million (i.e. cash less borrowing on the credit line), was due primarily to earnings from operations. At the end of 2013, the Company’s investment in receivables, inventories and prepaid expenses, less accounts payables and accruals, totaled $3.1 million versus $ 3.4 million in these accounts at the end of 2012. This decrease of approximately 7% was due to a reduction in inventories at the end of the Fourth Quarter of 2013 versus the end of the Fourth Quarter in 2012.

Accounts receivable at December 28, 2013 totaled $ 2.9 million, flat when compared with receivables at December 29, 2012. Days Sales Outstanding (DSOs) decreased to 51 days compared with DSO’s of 63 at the end of Q4 2012.  This reduction reflects the fact that a greater percentage of revenues in 2013 occurred early in the quarter when compared with 2012; as a result a greater portion of sales were collected before quarter end. The accounts receivable balances at December 28, 2013, and December 29, 2012 were both net of an allowance for doubtful accounts of $10 thousand.

Inventories totaled $ 2.2 million at December 28, 2013, approximately a 10% reduction from the

$2.5 million at the end of 2012. This total is in line with inventory levels maintained throughout 2013. The inventory balance at December 28, 2013, was net of an obsolescence reserve $390 thousand. The turnover in 2013 was 7.4 times based on the average of inventories over the past 5 quarter ends. This compares with 4.4 times for the same period in 2012. This increase is due primarily to 2012 turnovers being adversely impacted by the slow-down in sales during that year.

All consigned inventory is shipped under existing purchase orders and per customers’ requests. Of the inventory of $2.2 million at December 28, 2013, $980 thousand was located at customers’ locations pursuant to consigned inventory agreements. Of the total inventory of $2.5 million at December 29, 2012, $1.1 million was located at customers’ locations pursuant to consigned inventory agreements.

The Company financed its working capital during 2013 with a combination of beginning cash balances and cash flow generated from operations.  The Company expects it will continue to be able to fund its working capital requirements during 2014 from a combination of operating cash flow, existing cash balances and borrowings under its line of credit, if necessary.

The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its business objectives.

In early May 2013, the Company renewed its $2 million revolving line of credit (“LOC”) and $500 thousand of an equipment finance facility (“Lease Line”) with Santander Bank.  Both agreements mature in May 2014.  The LOC is secured by the accounts receivable and other assets of the Company, has an interest rate of prime plus one percent (1%) and a one-year term. The LOC and the Lease Line are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the line of credit that require the Company to maintain a targeted coverage ratio as well as targeted debt to equity and current ratios. At December 28, 2013, the Company was in compliance with existing covenants.

At December 28, 2013, the Company had $ 76 thousand net carrying value of capital equipment financed by advances and capital lease obligations under the Lease Line and $423 thousand available remaining. Equipment financed by the Santander equipment lease qualifies for treatment as a capital lease once converted from the Lease Line to a lease.  At December 28, 2013 the Company had no borrowings under this LOC while its borrowing base at the time would have permitted borrowings of $1.4 million.

The covenants with Santander Bank are identical for the line of credit and equipment financing facility. The covenant requirements are shown below together with the actual ratios achieved for 2013:

Covenant	Requirement	Actual
Quarterly Net Income	Minimum of $1.00	$ 275 K
Current Ratio	minimum of 1.5X	3.3X
Liabilities to Net Worth	maximum of 1.0X	0.3X
Capital Expenditures for 2013	maximum of $900K	$ 564K
Borrowings under the lease line	maximum of $500K	$ 76K
Borrowings under the line of credit	maximum of $1.442K	$ 0
(based on receivables at 12/28/2013)

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

Contractual Obligations

Our contractual obligations at year-end 2013 consist of the following:

	Payments Due by Period (in $000)
	Total	Less than one year	1-3 years	4-5 years	More than 5 years
Capital lease obligations, including interest	$78	$78	None	None	None
Bank borrowings	None	None	None	None	None
Operating lease obligations	$426	$231	$195	None	None

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as such item is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 28, 2013.

Changes in Internal Control over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting during fiscal 2013.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2013. In making this assessment, management used the criteria set forth in the "Internal Control Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 28, 2013.

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

Part III

Item 10. Directors, Executive Officer and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Members of the Board of Directors, Nominees and Executive Officers,” “Certain Relationships and Related Person Transactions; Legal Proceedings,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct” and “Corporate Governance” and with respect to our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2013 fiscal year.

The Company has adopted the CPS Code of Conduct, which applies to all directors, officers (including the principal executive officer, principal financial officer and treasurer) and employees. A copy of this code can be found on the Company’s website at www.alsic.com/investor-relations.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Compensation” and “Compensation Discussion and Analysis” with respect to our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2013 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to our Definitive Proxy Statement, under the caption “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” with respect to our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2013 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Certain Relationships and Related Person Transactions; Legal Proceedings” and “Corporate Governance” with respect to our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2013 fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to our Definitive Proxy Statement, under the caption “Accounting Matters” with respect to our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2013 fiscal year.

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

CPS TECHNOLOGIES CORPORATION
By:	/s/ Grant C. Bennett President and Chief Executive Officer March 14, 2014

Pursuant to the Requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Grant C. Bennett	President and Chief Executive Officer	March 14, 2014
Grant C. Bennett

/s/ Ralph M. Norwood	Chief Financial Officer	March 14, 2014
Ralph M. Norwood

/s/ Francis J. Hughes, Jr.	Director	March 14, 2014
Francis J. Hughes

/s/ Daniel C. Snow	Director	March 14, 2014
Daniel C. Snow

CPS TECHNOLOGIES CORPORATION
EXHIBIT INDEX

Exhibit No.	Description
3.1*	Restated Certificate of Incorporation of the Company, as amended, is incorporated herein by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A (File No. 0-16088)
3.2*	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 33-14616)(the ‘1987 S-1Registration Statement’)
4.1*	Specimen certificate for shares of Common Stock of the Company is incorporated herein by reference to Exhibit 4 to the 1987 S-1 Registration Statement
4.2*	Description of Capital Stock contained in the Restated Certificate of Incorporation of the Company, as amended, filed as Exhibit 3.1
10.5*(1)	Retirement Savings Plan, effective September 1, 1987 is incorporated by reference to Exhibit 10.35 to the Company’s 1989 S-1 Registration Statement
10.21*	1999 Stock Incentive Plan adopted by the Company’s Board of Directors on January 22, 1999
10.22*	2009 Stock Incentive Plan ("2009 Plan") on December 10, 2009.
23.1	Consent of Wolf & Company, P.C.
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated herein by reference.

(1) Management Contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

INDEX TO FINANCIAL STATEMENTS
OF
CPS TECHNOLOGIES CORPORATION

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 28, 2013 and December 29, 2012
Statements of Operations for the years ended December 28, 2013, December 29, 2012 and December 31, 2011
Statements of Stockholders’ Equity for the years ended December 28, 2013, December 29, 2012 and December 31, 2011
Statements of Cash Flows for the years ended December 28, 2013, December 29, 2012 and December 31, 2011
Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CPS Technologies Corporation
Norton, Massachusetts

We have audited the accompanying balance sheets of CPS Technologies Corporation (the “Company”) as of December 28, 2013 and December 29, 2012 and the related statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 28, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CPS Technologies Corporation as of December 28, 2013 and December 29, 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 28, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.
Boston, Massachusetts
March 14, 2014

CPS TECHNOLOGIES CORPORATION
BALANCE SHEETS

	December 28,	December 29,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,571,054	$306,854
Accounts receivable-trade, net	2,900,457	2,876,149
Inventories, net	2,183,699	2,457,315
Prepaid expenses and other current assets	175,726	140,723
Deferred taxes	649,420	354,825

Total current assets	7,480,356	6,135,866

Property and equipment:
Production equipment	7,728,408	7,430,783
Furniture and office equipment	383,990	354,490
Leasehold improvements	759,819	735,099

Total cost	8,872,217	8,520,372
Accumulated depreciation
and amortization	(7,470,815)	(6,877,285)
Construction in progress	431,385	138,133

Net property and equipment	1,832,787	1,781,220

Deferred taxes, non-current portion	1,826,482	2,432,148

Total assets	$11,139,625	$10,349,234

(continued)

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
BALANCE SHEETS

	December 28,	December 29,
LIABILITIES AND STOCKHOLDERS’	2013	2012
EQUITY
Current liabilities:
Line of credit borrowings	$—	$500,000
Accounts payable	1,091,909	1,179,313
Accrued expenses	1,106,813	938,043
Obligations under capital leases,
current portion	76,372	123,366

Total current liabilities	2,275,094	2,740,722
Obligations under capital
leases, non-current	—	76,372

Total liabilities	2,275,094	2,817,094

Commitments (note 4)
Stockholders’ Equity:
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 13,178,042 and 12,928,042;
outstanding 13,066,641 and 12,871,759 shares;
at December 28, 2013 and December 29, 2012,
respectively	131,781	129,281
Additional paid-in capital	34,278,757	33,821,961
Accumulated deficit	(25,318,332)	(26,284,787)
Less cost of 111,401 and 56,283 common shares repurchased
at December 28, 2013 and December 29, 2012, respectively	(227,675)	(134,315)

Total stockholders’ equity	8,864,531	7,532,140

Total liabilities and stockholders’ equity	$11,139,625	$10,349,234

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 28, 2013, DECEMBER 29, 2012,
AND DECEMBER 31, 2011

	2013	2012	2011

Revenues:
Product sales	$21,094,801	$13,454,250	$17,643,151
Research and development under
cooperative agreement	311,198	597,460	2,164,001

Total revenues	21,405,999	14,051,710	19,807,152
Cost of product sales	15,789,840	13,293,905	14,878,123
Cost of research and development
under cooperative agreement	259,082	501,868	1,973,114

Gross Margin	5,357,077	255,937	2,955,915
Selling, general, and
administrative	3,897,588	3,055,077	3,291,745

Income (loss) from operations	1,459,489	(2,799,140)	(335,830)
Other expense, net	(30,327)	(28,588)	(32,671)

Income (loss) before income tax	1,429,162	(2,827,728)	(368,501)
Income tax provision (benefit)	462,707	(1,305,700)	(322,766)

Net income (loss)	$966,455	($1,522,028)	($45,735)

Net income (loss) per
basic common share	$ 0.07	($ 0.12)	($ 0.00)
Weighted average number of
basic common shares
outstanding	12,985,107	12,869,618	12,765,774
Net income (loss) per
diluted common share	$ 0.07	($ 0.12)	($ 0.00)
Weighted average number of
diluted common shares
outstanding	13,265,486	12,869,618	12,765,774

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 28, 2013, DECEMBER 29, 2012,
AND DECEMBER 31, 2011

	Common stock
			Additional			Stock-
	Number of	Par	Paid-in	Accumulated	Stock	holders’
	shares issued	Value	capital	deficit	repurchased	equity

Balance at
December 25, 2010	12,698,842	$126,989	$33,136,420	$(24,717,024)	$(60,835)	$8,485,550

Share-based
compensation expense	—	—	210,125	—	—	210,125

Tax benefit from
exercise of stock
options	—	—	126,049	—	—	126,049

Repurchase of
Common stock	—	—	—	—	(73,480)	(73,480)

Issuance of common
stock pursuant to
exercise of stock
options	223,100	2,231	97,302	—	—	99,533

Net Loss	—	—	—	(45,735)	—	(45,735)

Balance at
December 31, 2011	12,921,942	129,220	33,569,896	(24,762,759)	(134,315)	8,802,042

Share-based
compensation expense	—	—	242,793	—	—	242,793

Issuance of common
stock pursuant to
exercise of stock
options	6,100	61	9,272	—	—	9,333

Net Loss	—	—	—	(1,522,028)	—	(1,522,028)

Balance at
December 29, 2012	12,928,042	129,281	33,821,961	(26,284,787)	(134,315)	7,532,140

Share-based
compensation expense	—	—	248,535	—	—	248,535

Issuance of common
stock pursuant to
exercise of stock
options	250,000	2,500	90,860	—	—	93,360

Tax benefit from
exercise of stock
options	—	—	117,401	—	—	117,401

Repurchase of
Common stock	—	—	—	—	(93,360)	(93,360)

Net income	—	—	—	966,455	—	966,455

Balance at
December 28, 2013	13,178,042	$131,781	$34,278,757	$(25,318,332)	$(227,675)	$8,864,531

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 28, 2013, DECEMBER 29, 2012,
AND DECEMBER 31, 2011

	2013	2012	2011

Cash flows from operating activities:
Net income (loss)	$966,455	(1,522,028)	$(45,735)
Adjustments to reconcile net income (loss)
to cash provided (used) by operating
activities:
Share-based compensation	248,535	242,793	210,125
Depreciation and amortization	615,348	723,092	751,411
Write off of construction in progress	—	12,720	—
Deferred taxes	311,071	(1,306,156)	(380,538)
Excess tax benefit from stock options
exercised	(117,401)	—	(126,049)
Provision for bad debt	—	—	18,011
Changes in operating assets and liabilities:
Accounts receivable - trade	(24,308)	236,811	791,991
Inventories	273,616	681,302	(1,614,859)
Prepaid expenses and other current assets	(35,003)	11,721	(75,865)
Accounts payable	(87,404)	(284,684)	651,433
Accrued expenses	286,171	278,012	(98,179)

Net cash provided (used) by operating	2,437,080	(926,417)	81,746
activities

Cash flows from investing activities:
Purchases of property and equipment	(666,915)	(209,987)	(635,255)

Net cash used by
investing activities	(666,915)	(209,987)	(635,255)

Cash flows from financing activities:
Payment of capital lease obligations	(123,366)	(208,504)	(259,386)
Excess tax benefit from stock options exercised	117,401	—	126,049
(Repayment of) proceeds from line of credit	(500,000)	500,000	—
Proceeds from issuance of common stock	93,360	9,333	99,533
Repurchase of common stock	(93,360)	—	(73,480)

Net cash provided (used) by financing activities	(505,965)	300,829	(107,284)

Net increase (decrease) in cash and cash equivalents	1,264,200	(835,575)	(660,793)
Cash and cash equivalents at beginning of year	306,854	1,142,429	1,803,222

Cash and cash equivalents at end of year	$1,571,054	$306,854	$1,142,429

Supplemental cash flow information:
Acquisition of production equipment under capital leases	$—	$—	$238,900
Income taxes paid, net of refund	$—	$—	$11,900
Interest paid	$30,327	$28,588	$32,672

See accompanying notes to financial statements.

CPS Technologies Corporation
Years Ended December 28, 2013, December 29, 2012, and December 31, 2011
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

(2)(e) Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. Recoverability is assessed based on estimated undiscounted future cash flows. As of December 28, 2013 and December 29, 2012, the Company believes that there has been no impairment of its long-lived assets.

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

In 2008, CPS entered into a cooperative agreement with the US Army Research Laboratory to perform research and development concerning hybrid metal matrix composite encapsulated ceramic armor technology. The Cooperative Agreement was a four-year agreement which was subsequently extended through July 14, 2014. This agreement was 95% funded by the US Department of Defense and 5% funded by CPS.

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

The Cooperative Agreement extends for four years and provides for funding of up to $8.34 million, over the four years, but actual funding is provided incrementally on a year-to-year basis, depending on, among other factors, if yearly objectives are met and if Congress authorizes the funds ($6.6 million has been authorized through December 28, 2013). If the total $8.34 million in funding is provided by the Government, the Company’s cost share will amount to $439 thousand over the term of the Agreement. Amendment/Modification #P00009 extended the term of performance of the original Agreement, Cooperative Agreement W911NF-08-2-0017, from July 14, 2013 to July 14, 2014. As of December 28, 2013, the Company had invoiced $6.6 million since inception of the Agreement which represents the full amount approved to date of $6.6 million.

 (2)(g) Research and Development Costs

In 2013, costs incurred related to funding under the Cooperative Agreement totaled $311 thousand of which 100% was reimbursed by the U.S. Army and was recorded as revenue. This revenue of $311 thousand resulted in a gross margin of $52 thousand.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 28, 2013 and December 29, 2012, the Company has no accruals for interest or penalties related to income tax matters. The Company does not have any uncertain tax positions at December 28, 2013 or December 29, 2012 which required accrual or disclosure.

Income tax effects related to share-based compensation that are in excess, or less than, of grant-date fair value, less any proceeds received on exercise of stock prices, are recognized as either an increase or decrease to additional paid-in capital upon exercise. These tax effects are either offset against currently payable taxes or the tax benefit of net operating loss utilization.

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

(2)(k) Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11 Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists that provides guidance on whether an uncertain tax position should be presented as a reduction to a deferred tax asset or as a reduction to a deferred tax asset or as a separate liability. This guidance seeks to address diversity in practice. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this ASU amendment to have any affect on the financial condition, results of operations or cash flows.

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

(2)(m) Fiscal Year-End

The Company’s fiscal year end is the last Saturday in December which could result in a 52 or 53 week year. Fiscal year 2013 and 2012 consisted of 52 weeks, 2011 consisted of 53 weeks.

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

(2)(p) Reclassifications

Certain amounts 2011 and 2012 have been reclassified to conform with the 2013 financial statement presentation.

(3) Inventories

As of December 28, 2013 and December 29, 2012 inventories consisted of the following:

	2013	2012
Raw materials	$359,535	$312,213
Work in process	1,135,413	1,145,843
Finished goods	1,079,251	1,306,259

Gross Inventory	2,574,199	2,764,315
Reserve for obsolescence	(390,500)	(307,000)

Total	$2,183,699	$2,457,315

(4) Leases and Commitments

Capital Lease Obligations

An equipment financing facility with Santander Bank (see note 7), agreed to in May 2013, allowed the Company to finance up to $500 thousand of eligible equipment. As of year-end 2013 the Company had $424 thousand available remaining on the Santander lease line. Equipment financed by the Santander equipment lease qualifies for treatment as a capital lease.

At December 28, 2013, the Company had acquired production equipment with a cost of $2.55 million and accumulated amortization of $2.33 million under capital leases. At December 29, 2012, the Company had production equipment with a cost of $2.55 million and accumulated amortization of $2.15 million under capital leases. All capital leases are three year leases with a one dollar buyout.

Future payments required under capital lease obligations are as follows at December 28, 2013:

Fiscal Year
2014	$78,067

Total future minimum lease payments	78,067
Less amount representing interest
at rates ranging between 4.4% and 5.9%	1,695

Present value of net future lease payments	76,372
Less current portion	76,372

Long-term obligation under capital leases	$—

Interest expense was approximately $30 thousand, $29 thousand, and $33 thousand for 2013, 2012, and 2011, respectively.

Operating Lease Obligations

The Company entered into a 10-year lease for the Norton facilities effective on March 1, 2006. Rental expense for operating leases is recognized on a straight-line basis over the term of the lease and was $129 thousand in each of the years 2013, 2012 and 2011.

In February 2011, the Company entered into a lease for an additional 13,800 square feet in Attleboro, MA. The lease term was for one year and included five, one-year options for extensions at a rate of $6,900 per month. In October 2013, the Company renewed the lease for one additional year. In December 2013 the Company agreed with the landlord for two additional, one-year options. As a result, if the Company exercises all of the options, it will be able to use the space through February 2019.

Future minimum rental payments over the terms of the lease agreements are approximately as follows:

Fiscal year:

2014	231,000
2015	156,900
2016	37,500
$425,400

5) Share-Based Compensation Plans

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

Under the 2009 Plan a total of 1,500,000 shares of common stock are available for issuance, of which 356,895 shares remain available for grant as of December 28, 2013.

As of December 28, 2013, the 2009 Plan is the only stock option plan from which awards can be made as all other option plans have expired. The 1999 Stock Option Plan (“1999 Plan”) expired on January 22, 2009 and no additional options can be granted from the plan. As of December 28, 2013 there are 238,250 options outstanding under the 1999 Plan.

A summary of stock option activity for all the above plans as of December 28, 2013 and changes during the year then ended is presented below:

		Weighted	Weighted
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at
beginning of year	1,418,155	$1.25
Granted	231,000	$1.00
Exercised	(250,000)	$0.37
Forfeited	(21,000)	$1.53
Expired	(32,000)	$0.31

Outstanding at
end of year	1,346,155	$1.39	7.16	$1,401,461

Options exercisable
at year-end	799,113	$1.38	6.60	$803,570

The total intrinsic value of options exercised during fiscal years 2013, 2012 and 2011 was $310,170, $28,835 and $321,842, respectively. As of December 28, 2013, there was $480,409 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a weighted average period of 1.8 years.

Cash received from option exercises under all share-based payment arrangements was $93,360, $9,333 and $99,533, for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents the annualized weighted average values of the significant assumptions used to estimate the fair values of the options granted during 2013 and 2011:

	2013	2011
Risk-free interest rate	1.62%	2.45%
Expected life in years	9	9
Expected volatility	53%	82%
Expected dividend yield	0	0
Weighted average fair value of grants	$0.60	$1.60

All options are granted with an exercise price equal to the fair market value of the underlying common stock on the date of grant. There were no options granted in 2012.

The Company recognized $248,535, $242,793 and $210,125 as compensation expense related to total stock options outstanding in 2013, 2012 and 2011, respectively. The expense in 2012 included $20,500 associated with extending the option exercise period for five individuals terminated during the year. Their options were extended to the lesser of four years or the original expiration date of the option.

A tax benefit of $117,401, $0 and $126,049 was recognized as additional paid in capital in the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively, resulting from the excess tax benefit of share-based awards over the cumulative compensation expense recognized for financial reporting.

(6) Accrued Expenses

Accrued expenses at December 28, 2013 and December 29, 2012 consist of the following:

	2013	2012
Accrued legal and
accounting	$92,000	$92,000
Accrued payroll and related	823,196	388,029
Accrued other	158,116	457,558
Accrued income tax payable	33,501	456

	$1,106,813	$938,043

The accrued payroll and related at December 28, 2013 includes $200 thousand for 401k company match and $305 thousand for incentive bonuses. These totaled $0 and $130 thousand respectively, on December 29, 2012.

(7) Revolving Line of Credit and Lease Line

In early May 2013, the Company renewed its $2 million revolving line of credit (“LOC”) and $500 thousand of an equipment finance facility (“Lease Line”) with Santander Bank.  Both agreements mature in May 2014.  The LOC is secured by the accounts receivable and other assets of the Company, has an interest rate of prime (3.25% at December 28, 2013) plus one percent (1%) and a one-year term. The LOC and the Lease Line are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the line of credit that require the Company to maintain a targeted coverage ratio as well as targeted debt to equity and current ratios. At December 28, 2013, the Company was in compliance with existing covenants.

At December 28, 2013, the Company had $76 thousand of capital equipment financed by capital lease obligations under the Lease Line (see note 4) and $424 thousand available remaining. Equipment financed by the Santander equipment lease qualifies for treatment as a capital lease once converted from the Lease Line to a lease.

At December 28, 2013 the Company had no borrowings under this LOC while its borrowing base at the time would have permitted borrowings of $1.4 million.

(8) Income Taxes

Components of income tax expense (benefit) for each year are as follows:

	2013	2012	2011
Current
Federal	$33,777	$—	$95,217
State	456	456	(37,445)

Current income tax provision:	34,233	456	57,772

Deferred:
United States:
Federal	379,574	(1,165,700)	(274,962)
State	48,900	(140,456)	(105,576)

Deferred income tax provision (benefit), net	428,474	(1,306,156)	(380,538)

Total	$462,707	$(1,305,700)	$(322,766)

Deferred tax assets as of December 28, 2013 and December 29, 2012 are as follows:

	December 28, 2013	December 29, 2012
Deferred Tax Assets:
Net operating loss
carryforwards	$734,000	$1,227,000
Stock compensation	343,000	250,000
Credit carryforwards	859,000	665,000
Inventory	319,000	328,000
Accrued liabilities	39,000	23,000
Depreciation	177,000	289,000
Other	5,000	5,000

Gross deferred tax assets	2,476,000	2,787,000
Valuation allowance	—	—

Net deferred tax assets	$2,476,000	$2,787,000

At December 28, 2013 and December 29, 2012, the Company had net operating loss carryforwards of approximately $1,710,000 and $3,303,000 respectively available to offset future income for U.S. Federal income tax purposes. These operating loss carryforwards expire in varying amounts through 2032.

During 2013, the Company utilized approximately $1,300,000 of net operating loss carryforwards.

A valuation allowance is required to be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining deferred tax assets.

A summary of the change in the deferred tax asset is as follows:

	2013	2012	2011
Balance at beginning of year	$2,786,973	$1,480,817	$1,100,279
Deferred tax (expense) benefit	(311,071)	1,306,156	380,538

Balance at end of year	$2,475,902	$2,786,973	$1,480,817

Income tax (benefit) expense is different from the amounts computed by applying the U.S. federal statutory income tax rate of 34 percent to pretax income as a result of the following:

	2013	2012	2011
Tax at statutory rate	$486,000	$(961,000)	$(125,000)
State tax, net
of federal benefit	33,000	(140,000)	(94,000)
Net operating
loss and credit carryforwards	(60,000)	(218,000)	(95,000)
Other	4,000	13,000	(9,000)

Total	$463,000	$(1,306,000)	$(323,000)

The Company’s income tax filings are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations for the years 2010 through 2013.

At December 28, 2013 the Company’s Deferred Tax Asset included net operating loss carryforwards and other temporary differences which will require taxable income of approximately $6.3 million to fully utilize, assuming an effective corporate tax rate of 39%. The Company has concluded that it is more likely than not that its Deferred Tax Asset will be fully realized.

(9) Retirement Savings Plan

The Company sponsors a Retirement Savings Plan (the ‘Plan’) under the provisions of Section 401 of the Internal Revenue Code. Employees, as defined in the Plan, are eligible to participate in the Plan after 30 days of employment. Under the terms of the Plan, the Company may match employee contributions under such method as described in the Plan and as determined each year by the Board of Directors. During 2013 and 2012 the Company did not offer a 401k match. During the year 2011 the Company matched dollar for dollar up to a maximum of 4% of employee contributions. The Company recognized $200,000, $0 and $267,760 expense, in 2013, 2012 and 2011, respectively.

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

Revenues from significant customers as a percentage of total revenues in 2013, 2012 and 2011 were as follows:

	Percent of Total Revenues
Significant Customer	2013	2012	2011
A	42%	38%	42%
B	23%	17%	15%
C	8%	8%	14%

As of December 28, 2013, the Company had trade accounts receivable due from these three customers that accounted for 82% of total trade accounts receivable as of that date. Management believes that any credit risks have been properly provided for in the accompanying financial statements.

The Company’s revenue was derived from the following countries in 2013, 2012, and 2011:

	Percent of Total Revenues
Country	2013	2012	2011
United States of America	16%	21%	41%
Germany	65%	58%	52%
Other	19%	21%	7%

Many of the Company’s customers based in the United States conduct design, purchasing and payable functions in the United States, but manufacture overseas. Revenue generated from shipments made to customers’ locations outside the United States accounted for 84%, 79% and 59% of total revenue in 2013, 2012 and 2011, respectively.

All of the Company’s long-lived assets and operations are located in the United States.

(11) Net Income (Loss) Per Share

The following reconciles the basic and diluted net income per share calculations.

	For the years ended
	Dec. 28,	Dec. 29,	Dec. 31,
	2013	2012	2011
Basic Computation:
Numerator:
Net income (loss)	$ 966,455	($1,522,028)	($ 45,735)
Denominator:
Weighted average
common shares
outstanding	12,985,107	12,869,618	12,765,774
Basic net income (loss) per share	$ 0.07	($ 0.12)	($ 0.00)
Diluted Computation:
Numerator:
Net income (loss)	$ 966,455	($1,522,028)	($ 45,735)
Denominator:
Weighted average
common shares
outstanding	12,985,107	12,869,618	12,765,774
Stock options	280,379	—	—

Total shares	13,265,486	12,869,618	12,765,744

Diluted net income (loss) per share	$ 0.07	($ 0.12)	($ 0.00)

(12) Allowance for Doubtful Accounts

Activity in the allowance for doubtful account was as follows for fiscal years 2013, 2012, and 2011:

	2013	2012	2011
Beginning balance	$10,000	$10,000	$5,000
Provision for bad debt	—	—	18,011
Charge-offs	—	—	(13,011)

Ending balance	$10,000	$10,000	$10,000