Form 10-Q
period 2014-03-29
CPS TECHNOLOGIES CORP/DE/
filed 2014-05-12
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 29, 2014
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
[ ] Yes       [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Number of shares of common stock outstanding as of April 28, 2014: 13,084,577.

PART I  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)

	March 29,	December 28,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$856,719	$1,571,054
Accounts receivable-trade, net	4,490,388	2,900,457
Inventories, net	2,208,982	2,183,699
Prepaid expenses and other current assets	156,061	175,726
Deferred taxes	531,377	649,420
Total current assets	8,243,527	7,480,356
Property and equipment:
Production equipment	7,766,239	7,728,408
Furniture and office equipment	397,988	383,990
Leasehold improvements	759,819	759,819
Total cost	8,924,046	8,872,217
Accumulated depreciation
and amortization	(7,621,363)	(7,470,815)
Construction in progress	486,363	431,385
Net property and equipment	1,789,046	1,832,787
Deferred taxes, non-current portion	1,797,811	1,826,482
Total Assets	$11,830,384	$11,139,625

See accompanying notes to financial statements.

(continued)

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(concluded)

	March 29,	December 28,
	2014	2013
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,502,233	1,091,909
Accrued expenses	1,066,213	1,106,813
Current obligations under capital leases	55,848	76,372
Total current liabilities	2,624,294	2,275,094
Total liabilities	2,624,294	2,275,094
Commitments (note 9)
Stockholders’ equity:
Common stock, $0.01 par value,
authorized 15,000,000 shares;
issued 13,210,942 and 13,178,042 shares;
outstanding 13,084,577 and 13,066,641 shares;
at March 29, 2014 and December 28, 2013, respectively	132,109	131,781
Additional paid-in capital	34,416,460	34,278,757
Accumulated deficit	(25,070,713)	(25,318,332)
Less cost of 126,365 and 111,401 common shares repurchased
at March 29, 2014 and December 28, 2013, respectively	(271,766)	(227,675)
Total stockholders’ equity	9,206,090	8,864,531
Total liabilities and stockholders’
equity	$11,830,384	$11,139,625

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Income (Unaudited)

	Fiscal Quarters Ended
	March 29,	March 30,
	2014	2013
Revenues:
Product sales	$5,952,080	$4,913,347
Research and development under
cooperative agreement	33,971	117,731
Total revenues	5,986,051	5,031,078
Cost of product sales	4,419,360	4,018,754
Cost of research and development
under cooperative agreement	28,322	97,887
Gross Margin	1,538,369	914,437
Selling, general, and
administrative expense	1,125,788	899,915
Income from operations	412,581	14,522
Interest expense, net	(962)	(10,192)
ncome before taxes	411,619	4,330
Income tax provision	164,000	1,720
Net income	$247,619	$2,610
Net income per
basic common share	$0.02	$0.00
Weighted average number of
basic common shares
outstanding	13,069,577	12,871,759
Net income per
diluted common share	$0.02	$0.00
Weighted average number of
diluted common shares
outstanding	13,696,583	13,112,626

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Cash Flows (Unaudited)

	Fiscal Quarters Ended
	March 29,	March 30,
	2014	2013
Cash flows from operating activities:
Net income	$247,619	$2,610
Adjustments to reconcile net income
to cash used in operating activities:
Depreciation and amortization	150,547	161,835
Share-based compensation	72,448	53,631
Deferred taxes	164,000	1,720
Excess tax benefit from stock options exercised	(17,286)	—
Changes in:
Accounts receivable-trade	(1,589,931)	(1,267,966)
Inventories	(25,283)	404,146
Prepaid expenses and other current assets	19,665	7,609
Accounts payable	410,324	187,219
Accrued expenses	(40,600)	407,812
Net cash used in operating activities	(608,497)	(41,384)
Cash flows from investing activities:
Purchases of property and equipment	(106,806)	(187,163)
Net cash used in investing
activities	(106,806)	(187,163)
Cash flows from financing activities:
Payment of capital lease obligations	(20,524)	(35,788)
Excess tax benefit from stock options exercised	17,286	—
Proceeds from equipment lease line	—	163,155
Proceeds from line of credit	—	100,000
Proceeds from issuance of common stock	48,297	—
Repurchase of common stock	(44,091)	—
Net cash provided in
financing activities	968	227,367
Net decrease in cash and cash equivalents	(714,335)	(1,180)
Cash and cash equivalents at beginning of period	1,571,054	306,854
Cash and cash equivalents at end of period	$856,719	$305,674
Supplemental cash flow information:
Cash paid for taxes, net of refunds	$27,456	$—
Interest paid	$962	$10,192

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

The Company’s balance sheet at December 28, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2013.

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

The following table presents the calculation of both basic and diluted earnings per share (“EPS”):

	For periods ended
	March 29,	March 30,
	2014	2013

Basic EPS Computation:
Numerator:
Net income	$247,619	$2,610
Denominator:
Weighted average
common shares
Outstanding	13,069,577	12,871,759
Basic EPS	$0.02	$0.00
Diluted EPS Computation:
Numerator:
Net income	$247,619	$2,610
Denominator:
Weighted average
common shares
Outstanding	13,069,577	12,871,759
stock options	627,006	240,867
Total Shares	13,696,583	13,112,626
Diluted EPS	$0.02	$0.00

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

            During the quarter ended March 29, 2014, a total of 108,500 stock options were granted to employees under the Company’s 2009 Stock Incentive Plan (the “Plan) and a total of 30,000 stock options were granted to outside directors. There were no shares granted under the Plan during the quarter ended March 30, 2013.

            During the quarter ended March 29, 2014 the Company issued 32,900 shares as a result of employee option exercises. There were no stock option exercises during the quarter ended March 30, 2013. During the quarters ended March 29, 2014 and March 30, 2013 there were no expired stock options.

            During the quarter ended March 29, 2014 the Company repurchased 14,964 shares from employees to facilitate their exercise of stock options.

As of March 29, 2014, there was $646,584 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a weighted average period of 2.88 years.

During the quarters ended March 29, 2014 and March 30, 2013, the Company recognized $72,447 and $53,631 respectively as shared-based compensation expense related to previously granted shares under the Plan.

(5)        Inventories

Inventories consist of the following:

	March 29,	December 28,
	2014	2013

Raw materials	$395,077	$359,535
Work in process	1,121,756	1,135,413
Finished goods	1,082,649	1,079,251

Gross inventory	2,599,482	2,574,199
Reserve for obsolescence	(390,500)	(390,500)

Inventories, net	$2,208,982	$2,183,699

(6)        Accrued Expenses

Accrued expenses consist of the following:

	March 29,	December 28,
	2014	2013

Accrued legal and accounting	$60,000	$92,000
Accrued payroll	690,242	823,196
Accrued other	309,926	158,116
Accrued income taxes	6,045	33,501

Total Accrued Expenses	$1,066,213	$1,106,813

(7)        Line of Credit and Equipment Lease Facility Agreements

In early May 2014, the Company renewed its $2 million revolving line of credit (“LOC”) and $500 thousand of an equipment finance facility (“Lease Line”) with Santander Bank.  Both agreements mature in May 2015.  The LOC is secured by the accounts receivable and other assets of the Company, has an interest rate of prime (3.25% at March 29, 2014) plus one half of percent (0.5%) and a one-year term.  The LOC and the Lease Line are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the line of credit that require the Company to maintain a targeted coverage ratio as well as targeted debt to equity and current ratios. At March 29, 2014, the Company was in compliance with existing covenants.

At March 29, 2014, the Company had $56 thousand of capital equipment financed by capital lease obligations under the Lease Line and $444 thousand available remaining. Equipment financed by the Santander equipment lease qualifies for treatment as a capital lease once converted from the Lease Line to a lease.

At March 29, 2014 the Company had no borrowings under the LOC while its borrowing base at the time would have permitted borrowings up to the full $2 million of the line.

(8)        Income Taxes

            At December 28, 2013, the Company had approximately $1,710,000 of net operating loss carryforwards available to offset future income for U.S. Federal income tax purpose.

The Company recorded a tax expense of $128,000 for federal income taxes and $36,000 for state income taxes during the quarter ended March 29, 2014.

The Company has a current and non-current deferred tax asset aggregating $2,329,188 and $2,475,902 on the Company’s balance sheet at March 29, 2014 and December 28, 2013, respectively.  A valuation allowance is required to be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining deferred tax assets and as such no valuation allowance has been provided against the deferred tax asset.

(9)        Commitment

            In July 2006, the Company entered into a lease for its current operating facilities of approximately 37,520 square feet of rentable space located on approximately seven acres at its current site in Norton, MA.  The term of the lease is ten years.  The lease is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities.  The Company also has an option to buy the property and a first right of refusal during the term of the lease.  Annual rental payments were $100,000 in year one increasing to $150,000 in year ten.

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

(10)       Subsequent Events

            See Note 7 for a description of the Line of Credit and Equipment Lease Facility Agreements renewal with Santander Bank.

ITEM 2       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the financial statements of the Company and notes thereto included in this report and the Company’s Annual Report on Form 10-K for the year ended December 28, 2013.

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

Critical Accounting Policies

            The critical accounting policies utilized by the Company in preparation of the accompanying financial statements are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 28, 2013, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  There have been no material changes to these policies since December 28, 2013.

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

Results of Operations for the First Fiscal Quarter of 2014 (Q1 2014) Compared to the First Fiscal Quarter of 2013 (Q1 2013); (all $ in 000’s)

Total revenue was $5,986 in Q1 2014, a 19% increase compared with total revenue of $5,031 generated in Q1 2013. This increase was due in large part to the sales of baseplates for traction products.

Gross margin in Q1 2014 totaled $1,538 or 26% of sales.  In Q1 2013, gross margin totaled $914, 18% of sales.   This improvement was due to two primary factors:  most importantly, the increase in sales volume and to a lesser extent, price increases of approximately $200.

Selling, general and administrative (SG&A) expenses were $1,126 in Q1 2014, up 25% compared with SG&A expenses of $900 in Q1 2013.  Nearly half of this increase was due to an increase in sales and marketing activities, including commissions, travel, and conference fees.  The Company also incurred an increase in costs associated with the expense of stock options, bonus and 401K accruals and investor relations activities.

Primarily as a result of the higher revenues, the Company earned an operating profit of $413 in Q1 2014 compared with an operating profit of $15 in the same quarter last year.  Interest expense decreased to $1 in Q1 2014, from $10 in Q1 2013, reflecting a reduction in interest-bearing debt.  Income for Q1 2014 totaled $248 versus net income of $3 in Q1 2013.

Liquidity and Capital Resources (all $ in 000’s unless noted)

The Company’s cash and cash equivalents at March 29, 2014 totaled $857.  This compares to cash and cash equivalents at December 28, 2013 of $1,571. The decrease in cash was due primarily  to a  $1.6 million increase in receivables due to higher sales and the fact that an unusually high portion of sales during Q4, 2013 were collected during the fourth quarter of that year. This reduction is cash was offset in part by earning from operations of $413 and an increase in payables and accruals of $370.

Accounts receivable at March 29, 2014 totaled $4.5 million compared with $2.9 million at December 28, 2013. Days Sales Outstanding (DSOs) increased from an unusually low 51 days at the end of 2013 to a more typical 68 days at the end of Q1, 2014.  During Q4 of 2013, sales were weighted toward the front end of the quarter resulting in more collections during the quarter and fewer receivables than normal at quarter end. The accounts receivable balances at December 28, 2013, and March 29, 2014 were both net of an allowance for doubtful accounts of $10.

Inventories totaled $2.2 million at March 29. 2014, flat with inventory levels at December 28,

2013. The inventory turnover in 2013 was 7.4 times (based on a 5 point average) and increased to 7.8 times for the most recent four quarters ending Q1 2014.

All consigned inventory is shipped under existing purchase orders and per customers’ requests. Of the inventory of $2.2 million at March 29, 2014, $ 873 thousand was located at customers’ locations pursuant to consigned inventory agreements. Of the total inventory of $2.2 million at December 28, 2013, $1.0 million was located at customers’ locations pursuant to consigned inventory agreements.

The Company financed its working capital during Q1 2014 with a combination of cash balances and funds generated from operations.  The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2014 from a combination of operating cash flow, existing cash balances and borrowings under its line of credit, when necessary.

The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its business objectives.

Contractual Obligations

In early May 2014, the Company renewed its $2 million revolving line of credit (“LOC”) and $500 thousand of an equipment finance facility (“Lease Line”) with Santander Bank.   Both agreements mature in May 2015.  The LOC is secured by the accounts receivable and other assets of the Company, has an interest rate of prime plus one half of one percent (0.5%) and a one-year term. Under the terms of the agreement, the Company is required to maintain its operating accounts with Santander Bank. The LOC and the Lease Line are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the line of credit that require the Company to maintain a targeted coverage ratio as well as targeted debt to equity and current ratios. At March 29, 2014, the Company was in compliance with existing covenants.  At March 29, 2014, the Company had $56 thousand net carrying value of capital equipment financed by advances and capital lease obligations under the Lease Line and $444 thousand available remaining. Equipment financed by the Santander equipment lease qualifies for treatment as a capital lease once converted from the Lease Line to a lease.  At March 29, 2014 the Company had no borrowings under this LOC and its borrowing base at the time would have permitted an additional $2.0 million to have been borrowed.

The covenants with Santander Bank are identical for the line of credit and equipment financing facility. The covenant requirements are shown below together with the actual ratios achieved:

Covenant	Requirement	Actual
Net Income	Minimum of $1.00	$248K
Current Ratio	minimum of 1.5X	3.1X
Liabilities to Net Worth	maximum of 1.0X	0.3X
Capital Expenditures 12 months	maximum of $900K	$107K
Borrowings under the lease line	maximum of $500K	$56K
Borrowings under the line of credit*	maximum of $2M	None
*(based on receivables at 3/29/14)

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

As of March 29, 2014 the Company had $486 thousand of construction in progress and outstanding commitments to purchase $44 thousand of production equipment.  The Company intends to finance production equipment in construction in progress and outstanding commitments under the lease agreement with existing cash balances and funds generated by operations.

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

In February 2011, the Company entered into a lease for an additional 13.8 thousand square feet in Attleboro, MA for monthly rent, including utilities of $6,900.  The lease term was for one year and had an option to extend the lease for five additional one year periods. In October 2013 the Company renewed the lease for one additional year through February, 2015 and also obtained two additional years of options which could extend the Company’s use through February 2019.

The Company’s contractual obligations at March 29, 2014 consist of the following:

		Payments Due by Period
		Remaining in	FY 2015 -
	Total	FY 2014	FY 2017	FY 2018 -
Capital lease obligations including interest	$56,775	$56,775	$—	$—
Purchase commitments for production equipment	$44,438	$44,438	$—	$—
Operating lease obligation for facilities	$369,000	$174,600	$194,400	$—

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

PART II OTHER INFORMATION

ITEM 1             LEGAL PROCEEDINGS
            None.

ITEM 1A           RISK FACTORS
            There have been no material changes to the risk factors as discussed in our 2013 Form 10-K.

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

Exhibit 32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(b)           Reports on Form 8-K:

On March 7, 2014 the Company filed a report on Form 8-K relating to the announcement of its financial results for the year ended December 28, 2013 as presented in a press release dated March 5, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPS TECHNOLOGIES CORPORATION
(Registrant)

Date:    May 12, 2014
/s/        Grant C. Bennett
Grant C. Bennett
Chief Executive Officer

Date:    May 12, 2014

/s/        Ralph M. Norwood

Ralph M. Norwood

Chief Financial Officer