Form 10-Q
period 2014-06-28
CPS TECHNOLOGIES CORP/DE/
filed 2014-08-07
CIK 814676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 28, 2014
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
[ ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of July 30, 2014: 13,087,027.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)

	June 28,	December 28,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,144,594	$1,571,054
Accounts receivable-trade, net	3,448,955	2,900,457
Inventories, net	2,781,592	2,183,699
Prepaid expenses and other current assets	107,971	175,726
Deferred taxes	531,377	649,420

Total current assets	8,014,489	7,480,356

Property and equipment:
Production equipment	7,777,208	7,728,408
Furniture and office equipment	404,855	383,990
Leasehold improvements	759,819	759,819

Total cost	8,941,882	8,872,217
Accumulated depreciation
and amortization	(7,772,631)	(7,470,815)
Construction in progress	626,220	431,385

Net property and equipment	1,795,471	1,832,787

Deferred taxes, non-current portion	1,838,481	1,826,482

Total assets	$11,648,441	$11,139,625

See accompanying notes to financial statements.

(continued)

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(concluded)

	June 28,	December 28,
	2014	2013
LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable	1,442,526	1,091,909
Accrued expenses	935,578	1,106,813
Current portion of obligations under capital leases	35,098	76,372

Total current liabilities	2,413,202	2,275,094

Total liabilities	2,413,202	2,275,094

Commitments (note 9)
Stockholders equity:
Common stock, $0.01 par value,
authorized 20,000,000 and 15,000,000 shares;
issued 13,215,942 and 13,178,042 shares;
outstanding 13,087,027 and 13,066,641 shares;
at June 28, 2014 and December 28, 2013, respectively	132,160	131,781
Additional paid-in capital	34,510,625	34,278,757
Accumulated deficit	(25,128,130)	(25,318,332)
Less cost of 128,915 and 111,401 common shares
repurchased at June 28, 2014 and December 28, 2013,
respectively	(279,416)	(227,675)

Total stockholders` equity	9,235,239	8,864,531

Total liabilities and stockholders`
equity	$11,648,441	$11,139,625

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Revenues:
Product sales	$5,130,022	$5,240,817	$11,082,102	$10,154,164
Research and development
under cooperative agreement	4,640	59,725	38,611	177,456

Total revenues	5,134,662	5,300,542	11,120,713	10,331,620
Cost of product sales	4,072,492	3,887,713	8,491,852	7,906,468
Cost of research and development
under cooperative agreement	3,834	49,531	32,156	147,418

Gross Margin	1,058,336	1,363,298	2,596,705	2,277,734
Selling, general, and
administrative expense	1,153,214	1,008,118	2,279,002	1,908,032

Operating income (loss)	(94,878)	355,180	317,703	369,702
Interest expense, net	(539)	(12,678)	(1,501)	(22,870)

Net income (loss) before
income tax expense (benefit)	(95,417)	342,502	316,202	346,832
Income tax expense (benefit)	(38,000)	106,000	126,000	107,720

Net income (loss)	($57,417)	$236,502	$190,202	$239,112

Net income (loss) per
basic common share	$0.00	$0.02	$0.01	$0.02

Weighted average number of
basic common shares
outstanding	13,084,968	12,961,506	13,077,273	12,916,633

Net income (loss) per
diluted common share	$0.00	$0.02	$0.01	$0.02

Weighted average number of
diluted common shares
outstanding	13,084,968	13,091,084	13,705,570	13,101,855

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 28,	June 29,
	2014	2013
Cash flows from operating activities:
Net income	$190,202	$239,112
Adjustments to reconcile net income
to cash provided by (used in) operating activities:
Depreciation and amortization	301,817	317,788
Share-based compensation	156,344	115,765
Deferred taxes	126,000	107,720
Excess tax benefit from stock options exercised	(19,956)	(117,273)
Changes in:
Accounts receivable-trade, net	(548,498)	(785,583)
Inventories	(597,893)	376,898
Prepaid expenses and other current assets	67,755	20,343
Accounts payable	350,617	385,108
Accrued expenses	(171,235)	(104,076)

Net cash provided by (used in) operating
activities	(144,847)	555,802

Cash flows from investing activities:
Purchases of property and equipment	(264,501)	(278,898)

Net cash used in investing
activities	(264,501)	(278,898)

Cash flows from financing activities:
Payment of capital lease obligations	(41,274)	(71,986)
Proceeds from equipment lease line	—	163,155
Repayment of line of credit, net	—	(500,000)
Proceeds from issuance of common stock	55,947	73,469
Excess tax benefit from stock options exercised	19,956	117,273
Repurchase of common stock	(51,741)	(73,470)

Net cash used in
financing activities	(17,112)	(291,559)

Net decrease in cash and cash equivalents	(426,460)	(14,655)
Cash and cash equivalents at beginning of period	1,571,054	306,854

Cash and cash equivalents at end of period	$1,144,594	$292,199

Supplemental cash flow information:
Cash paid for taxes	$34,706	$—
Interest paid	$1,501	$22,895

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

The following table presents the calculation of both basic and diluted earnings per share (“EPS”):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Basic EPS Computation:
Numerator:
Net income (loss)	$(57,417)	$236,502	$190,202	$239,112
Denominator:
Weighted average
Common shares
Outstanding	13,087,905	12,961,506	13,078,741	12,916,633
Basic EPS	$0.00	$0.02	$0.01	$0.02
Diluted EPS Computation:
Numerator:
Net income (loss)	$(57,417)	$236,502	$190,202	$239,112
Denominator:
Weighted average
Common shares
Outstanding	13,084,968	12,961,506	13,077,273	12,916,633
Dilutive effect of stock options	—	129,578	628,297	185,222
Total Shares	13,084,968	13,091,084	13,705,570	13,101,855
Diluted EPS	$0.00	$0.02	$0.01	$0.02

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

There were no stock options granted under the Plan during the quarter ended June 28, 2014.

During the quarter ended June 29, 2013, a total of 201,000 stock options were granted to employees under the Company’s 2009 Stock Incentive Plan (the “Plan”) and a total of 30,000 stock options were granted to outside directors.

During the quarters ended June 28, 2014 and June 29, 2013 the Company issued 5,000 and 237,000, respectively, as a result of option exercises. No stock options expired during the quarter ended June 28, 2014. During the quarter ended June 29, 2013, 33,000 stock options expired related to previously granted shares under the 1999 Stock Incentive Plan.

During the quarter ended June 28, 2014 and June 29, 2013 the Company repurchased 2,550 and 46,785 shares, respectively, from employees to facilitate their exercise of stock options.

During the three and six months ended June 28, 2014, the Company recognized $83,897 and $156,344, respectively, as shared-based compensation expense related to previously granted shares under the Plan. A tax benefit of $2,670 was recognized as additional paid in capital in the quarter ended June 28, 2014, resulting from the excess tax benefit of option exercises.

During the three and six months ended June 29, 2013, the Company recognized $62,133 and $115,765, respectively, as shared-based compensation expense related to previously granted shares under the Plan.

(5) Inventories

Inventories consist of the following:

	June 28,	December 28,
	2014	2013

Raw materials	$438,535	$359,535
Work in process	1,621,557	1,135,413
Finished goods	1,122,000	1,079,251

Total inventory	3,182,092	2,574,199
Reserve for obsolescence	(400,500)	(390,500)

Inventories, net	$2,781,592	$2,183,699

(6) Accrued Expenses

Accrued expenses consist of the following:

	June 28,	December 28,
	2014	2013

Accrued legal and accounting	$68,347	$92,000
Accrued payroll	631,297	823,196
Accrued other	237,595	158,116
Accrued income tax	(1,661)	33,501

	$935,578	$1,106,813

(7) Line of Credit and Equipment Lease Facility Agreements

In early May 2014, the Company renewed its $2 million revolving line of credit (“LOC”) and $500 thousand equipment finance facility (“Lease Line”) with Santander Bank.   Both Agreements mature in May 2015.  The LOC is secured by the accounts receivable and other assets of the Company, has an interest rate of prime (3.25% at June 28, 2014) plus one half of one percent (0.5%) and a one-year term. Under the terms of the Agreement, the Company is required to maintain its operating accounts with Santander Bank. The LOC and the Lease Line are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the LOC that require the Company to maintain a targeted coverage ratio as well as targeted debt to equity and current ratios. At June 28, 2014, the Company was in compliance with all existing covenants.

At June 28, 2014, the Company had $35 thousand net carrying value of capital equipment financed by advances and capital lease obligations under the Lease Line and $465 thousand available remaining. Equipment financed by the Santander equipment lease qualifies for treatment as a capital lease once converted from the Lease Line to a lease.

At June 28, 2014 the Company had no borrowings under this LOC and its borrowing base at the time would have permitted an additional $2.0 million to have been borrowed.

(8) Income Taxes

At December 28, 2013, the Company had approximately $1.71 million of net operating loss carryforwards available to offset future income for U.S. Federal income tax purpose.

The Company has a current and non-current deferred tax asset aggregating $2,370 thousand and $2,476 thousand on the Company’s balance sheet at June 28, 2014 and December 28, 2013, respectively. A valuation allowance is required to be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining deferred tax assets and as such no valuation allowance has been provided against the deferred tax asset.

The Company recorded a tax benefit of $30 thousand and a tax expense of $98 thousand for federal income taxes and a tax benefit of $8 thousand and a tax expense of $28 thousand for state income taxes during the three and six months ended June 28, 2014, respectively. The Company recorded a tax expense of $82 thousand and $83 thousand for federal income taxes and a tax expense of $24 thousand and $24 thousand for state income taxes during the three and six months ended June 29, 2013, respectively.

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

In February 2011, the Company entered into a one-year lease, with five options to renew for one year periods, for approximately 13,800 square feet of rentable space inside a larger building located at 79 Walton Street, Attleboro, Massachusetts. Monthly rent, which includes utilities, is $6,900. In October 2013, the Company renewed the lease through February, 2015. In December 2013 the Company agreed with the landlord for two additional, one-year options. As a result, if the Company exercises all of the options, it will be able to use the space through February 2019.

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

Overview

CPS Technologies Corporation (the ‘Company’ or ‘CPS’) provides advanced material solutions to the electronics, power generation, automotive and other industries. In 2008 the Company also entered into a cooperative agreement with the U.S. Army to further develop its composite technology to produce armor. The Cooperative Agreement was a four-year agreement which was subsequently extended through March 31, 2015.

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

Results of Operations for the Second Fiscal Quarter of 2014 (Q2 2014) Compared to the Second Fiscal Quarter of 2013 (Q2 2013); (all $ in 000’s)

Total revenue was $5,135 in Q2 2014, a 3% decrease compared with total revenue of $5,301 in Q2 2013. This decrease was due in large part to the lower sales of baseplates.

Gross margin in Q2 2014 totaled $1,058 or 21% of sales.  In Q2 2013, gross margin was $1,363 or 26% of sales.   This decline in margin was due to two primary factors:  first, higher manufacturing costs and, to a lesser degree, the decrease in sales volume, offset in part by price increases of approximately $100. The higher manufacturing costs were a combination of labor productivity, factory support cost and material yields.

Selling, general and administrative (SG&A) expenses were $1,153 in Q2 2014, up 14% compared with SG&A expenses of $ 1,008 in Q2 2013.  This increase was due in large part to an increase in sales and planned marketing activities to generate future sales as well as an increase in legal fees.

Primarily as a result of higher manufacturing and marketing costs and lower sales volumes, the Company incurred an operating loss of $95, compared with an operating profit of $343 in the same quarter last year.  Interest expense totaled $1 in Q2 2014, compared with $13 in Q2 2013, reflecting an elimination of borrowings on the line of credit and a reduction in the capitalized lease balance.  The net loss for Q2 2014 totaled $57 versus net income of $237 in Q2 2013.

Results of Operations for the First Six Months of 2014 Compared to the First Six Months of 2013 (all $ in 000’s)

Total revenue was $11,121 in the first half of 2014, a 8% increase compared with total revenue of $10,332 in the first six months of 2013. This increase was due in large part to the sales of baseplates in Q1 2014 for traction products, but also benefitted by price increases of approximately $300.

Gross margin in the first six months of 2014 totaled $ 2,597 or 23% of sales.  In the first six months of 2013 gross margin totaled $2,228 or 22% of sales.   This improvement was due to higher prices and the increase in sales volume, offset in part by higher manufacturing costs.

Selling, general and administrative (SG&A) expenses were $ 2,279 during the first six months of 2014, up 19% compared with SG&A expenses of $ 1,908 in the first six months of 2013.  This increase was due principally to an increase in sales and marketing activities, including commissions associated with the higher sales volume and, to a lesser degree, the cost of non-cash stock options.

As a result of the higher manufacturing and marketing costs, offset by an increase in sales volume and higher prices, the Company earned an operating profit of $318 in the first six months of 2014, compared with an operating profit of $370 in the same period last year.  Interest expense declined to $2 in the first six months of 2014, down from $23 in the first six months of 2013, reflecting an elimination of short-term borrowings and lower capitalized lease balances.  The net income for the first six months of 2014 totaled $190 versus net income of $239 in the first six months of 2013.

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

Liquidity and Capital Resources (all $ in 000’s unless noted)

The Company’s cash and cash equivalents at June 28, 2014 totaled $1,145. This compares to cash and cash equivalents at December 28, 2013 of $1,571. The decrease in cash was due primarily to a $1.2 million increase in receivables and inventories, offset in part by an increase in payables and accruals of $179 and earnings from operations of $318.

Accounts receivable at June 28, 2014 totaled $3.4 million compared with $2.9 million at December 28, 2013. Days Sales Outstanding (DSOs) increased from an unusually low 51 days at the end of 2013 to a more typical 60 days at the end of Q2, 2014. During Q4 of 2013, sales were weighted toward the front end of the quarter resulting in more collections during the quarter and fewer receivables than normal at quarter end. The accounts receivable balances at December 28, 2013, and June 28, 2014 were both net of an allowance for doubtful accounts of $10.

Inventories totaled $2.8 million at June 28, 2014, compared with inventories of $2.2 million at

December 28, 2013. This increase was due in part to the decision to manufacture baseplates scheduled for delivery in the first part of Q3 2014 before the annual plant shutdown in July. The inventory turnover in 2013 was 7.4 times (based on a 5 point average) and 7.3 times for the most recent four quarters ending Q2 2014.

All consigned inventory is shipped under existing purchase orders and per customers’ requests. Of the inventory of $2.8 million at June 28, 2014, $928 thousand was located at customers’ locations pursuant to consigned inventory agreements. Of the total inventory of $2.2 million at December 28, 2013, $1.0 million was located at customers’ locations pursuant to consigned inventory agreements.

The Company financed its working capital during Q2 2014 with a combination of cash balances and funds generated from operations.  The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2014 from a combination of operating cash flow, existing cash balances and borrowings under its line of credit, if necessary.

Contractual Obligations

In early May 2014, the Company renewed its $2 million revolving line of credit (“LOC”) and $500 thousand of an equipment finance facility (“Lease Line”) with Santander Bank.   Both agreements mature in May 2015.  The LOC is secured by the accounts receivable and other assets of the Company, has an interest rate of prime plus one half of one percent (0.5%) and a one-year term. Under the terms of the agreement, the Company is required to maintain its operating accounts with Santander Bank. The LOC and the Lease Line are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the LOC that require the Company to maintain a targeted coverage ratio as well as targeted debt to equity and current ratios. At June 28, 2014, the Company was in compliance with all existing covenants. At June 28, 2014, the Company had $35 thousand net carrying value of capital equipment financed by advances and capital lease obligations under the Lease Line and $465 thousand available remaining. Equipment financed by the Santander equipment lease qualifies for treatment as a capital lease once converted from the Lease Line to a lease. At June 28, 2014 the Company had no borrowings under this LOC and its borrowing base at the time would have permitted an additional $2.0 million to have been borrowed.

The financial covenants with Santander Bank are identical for the LOC and Lease Line. The covenant requirements are shown below together with the actual ratios achieved:

Covenant	Requirement	Actual
Debt Service Coverage Ratio	Minimum of $1.25	28X
Current Ratio	Minimum of 1.5X	3.3X
Liabilities to Tangible Net Worth	Maximum of 1.0X	0.3X

Borrowings under the lease line	maximum of $500K	$ 35K
Borrowings under the line of credit*	maximum of $2M	None
*(based on receivables at 6/28/14)

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

As of June 28, 2014 the Company had $626 thousand of construction in progress and no outstanding commitments to purchase production equipment. The Company intends to finance production equipment in construction in progress and outstanding commitments under the lease agreement with existing cash balances and funds generated by operations.

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

The Company’s contractual obligations at June, 28, 2014 consist of the following:

		Payments Due by Period
		Remaining in
	Total	FY 2014	FY 2015	FY 2016-
Capital lease obligations including interest	$35,872	$35,872	$—	$—
Purchase commitments for production equipment	$—	$—	$—	$—
Operating lease obligation for facilities	$310,800	$116,400	$156,900	$37,500

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not significantly exposed to the impact of interest rate changes or foreign currency fluctuations. The Company has not used derivative financial instruments.

ITEM 4 CONTROLS AND PROCEDURES

(a) The Company`s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company`s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, 1) the Company`s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports the Company files under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and 2) the Company`s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS
None.

ITEM 1A RISK FACTORS
There have been no material changes to the risk factors as discussed in our 2013 Form 10-K

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

On May 7, 2014 the Company filed a report on Form 8-K of its earnings report for the fiscal first quarter ended March 29, 2014.

On May 12, 2014 the Company filed a report on Form 8-K which included a transcript of the Company’s conference call held on May 6, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPS TECHNOLOGIES CORPORATION
(Registrant)

Date: August 7, 2014
/s/ Grant C. Bennett
Grant C. Bennett
Chief Executive Officer

Date: August 7, 2014

/s/ Ralph M. Norwood

Ralph M. Norwood

Chief Financial Officer