Form 10-Q
period 2014-09-27
CPS TECHNOLOGIES CORP/DE/
filed 2014-11-06
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 24, 2014
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
[ ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of October 22, 2014: 13,142,161.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(continued on next page)

	September 27,	December 28,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,055,947	$1,571,054
Accounts receivable-trade, net	4,590,646	2,900,457
Inventories, net	2,639,636	2,183,699
Prepaid expenses and other current assets	190,519	175,726
Deferred taxes	456,747	649,420

Total current assets	8,933,495	7,480,356

Property and equipment:
Production equipment	7,806,184	7,728,408
Furniture and office equipment	404,856	383,990
Leasehold improvements	759,819	759,819

Total cost	8,970,859	8,872,217
Accumulated depreciation
and amortization	(7,895,816)	(7,470,815)
Construction in progress	702,987	431,385

Net property and equipment	1,778,030	1,832,787

Deferred taxes, non-current portion	1,797,811	1,826,482

Total assets	$12,509,336	$11,139,625

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(concluded)

	September 27 ,	December 28,
	2014	2013
LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	1,767,884	1,091,909
Accrued expenses	1,201,824	1,106,813
Current portion of obligations under capital leases	14,116	76,372

Total current liabilities	2,983,824	2,275,094

Total liabilities	2,983,824	2,275,094

Commitments (note 9)
Stockholders’ equity:
Common stock, $0.01 par value,
authorized 20,000,000 and 15,000,000 shares;
issued 13,231,342 and 13,178,042 shares;
outstanding 13,098,919 and 13,066,641 shares;
at September 27, 2014 and December 28, 2013,
respectively	132,313	131,781
Additional paid-in capital	34,616,430	34,278,757
Accumulated deficit	(24,934,065)	(25,318,332)
Less cost of 132,423 and 111,401 common shares
repurchased at September 27, 2014 and December 28, 2013,
respectively	(289,166)	(227,675)

Total stockholders’ equity	9,525,512	8,864,531

Total liabilities and stockholders’
equity	$12,509,336	$11,139,625

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Income (Unaudited)

	Fiscal Quarters Ended		Nine month Periods Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013

Revenues:
Product sales	$5,984,623	$5,918,725	$17,066,725	$16,072,889
Research and development
under cooperative agreement	85,607	55,764	124,218	233,220

Total Revenues	6,070,230	5,974,489	17,190,943	16,306,109
Cost of product sales	4,658,194	4,209,683	13,150,046	12,116,150
Cost of research and development
under cooperative agreement	72,861	46,654	105,017	194,072

Gross Margin	1,339,175	1,718,152	3,935,880	3,995,887
Selling, general and
administrative expense	1,017,811	1,059,033	3,296,813	2,967,066

Operating income	321,364	659,119	639,067	1,028,821
Interest (expense), net	(299)	(3,603)	(1,800)	(26,473)

Net income before income
tax expense	321,065	655,516	637,267	1,002,348
Income tax expense	127,000	204,000	253,000	311,720

Net income	$194,065	$451,516	$384,267	$690,628

Net income per
basic common share	$0.01	$0.03	$0.03	$0.05

Weighted average number of
basic common shares
outstanding	13,091,819	13,198,506	13,082,135	13,010,591

Net income per
diluted common share	$0.01	$0.03	$0.03	$0.05

Weighted average number of
diluted common shares
outstanding	13,737,953	13,522,495	13,716,378	13,242,069

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Cash Flows (Unaudited)

	Nine Month Periods Ended
	September 27,	September 28,
	2014	2013

Cash flows from operating activities:
Net income	$384,267	$690,628
Adjustments to reconcile net income
to cash provided by (used in) operating activities
Depreciation & amortization	425,001	451,663
Share-based compensation	240,240	182,150
Deferred taxes	253,000	311,720
Excess tax benefit from stock options exercised	(31,656)	(117,273)
Changes in:
Accounts receivable-trade, net	(1,690,189)	(1,346,946)
Inventories	(455,937)	408,455
Prepaid expenses	(14,793)	(32,645)
Accounts payable	675,975	358,284
Accrued expenses	95,011	222,650

Net cash provided by (used in) operating
activities	(119,081)	1,128,686

Cash flows from investing activities:
Purchases of property and equipment	(370,244)	(517,148)

Net cash used in investing
activities	(370,244)	(517,148)

Cash flows from financing activities:
Payment of capital lease obligations	(62,256)	(103,066)
Proceeds from equipment lease line	—	163,155
Proceeds (repayments) of line of credit, net	—	(500,000)
Proceeds from issuance of common stock	66,309	73,469
Excess tax benefit from stock options exercised	31,656	117,273
Repurchase of common stock	(61,491)	(73,470)

Net cash used in
financing activities	(25,782)	(322,639)

Net increase (decrease) in cash and cash equivalents	(515,107)	288,899
Cash and cash equivalents at beginning of period	1,571,054	306,854

Cash and cash equivalents at end of period	$1,055,947	$595,753

Supplemental cash flow information:
Cash paid for taxes, net of refunds	$34,706	$—
Interest paid	$1,811	$26,473

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

The following table presents the calculation of both basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013

Basic EPS Computation:
Numerator:
Net income	$194,065	$451,516	$384,267	$690,628
Denominator:
Weighted average
Common shares
Outstanding	13,091,819	13,198,506	13,082,135	13,010,591
Basic EPS	$0.01	$0.03	$0.03	$0.05
Diluted EPS Computation:
Numerator:
Net income	$194,065	$451,516	$384,267	$690,628
Denominator:
Weighted average
Common shares
Outstanding	13,091,819	13,198,506	13,082,135	13,010,591
Dilutive effect of stock options	646,134	323,989	634,243	231,478
Total Shares	13,737,953	13,522,495	13,716,378	13,242,069
Diluted EPS	$0.01	$0.03	$0.03	$0.05

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

There were no stock options granted under the Company’s 2009 Stock Incentive Plan (the “Plan”) during the quarters ended September 27, 2014 and September 28, 2013. During the three and nine months ended September 27, 2014 the Company recognized $84 thousand and $240 thousand, respectively as share-based compensation expense related to previously granted shares under the Plan. A tax benefit of $12 thousand and $32 thousand was recognized as additional paid in capital in the three and nine months ended September 27, 2014, respectively resulting from the excess tax benefit of option exercises.

During the three and nine months ended September 28, 2013 the Company recognized $66 thousand and $182 thousand, respectively, as share-based compensation expense related to previously granted shares under the Plan.

During the quarter ended September 27, 2014 the Company issued 15 thousand shares of common stock as a result of option exercises. There were no stock option exercises during the quarter ended September 28, 2013. No options expired during the quarters ended September 27, 2014 and September 28, 2013.

During the quarter ended September 27, 2014 the Company repurchased 4 thousand shares for $10 thousand from employees to facilitate their exercise of stock options.

(5) Inventories

Inventories consist of the following:

	September 27,	December 28,
	2014	2013

Raw materials	$497,083	$359,535
Work in process	1,381,314	1,135,413
Finished goods	1,161,739	1,079,251

Total inventory	3,040,136	2,574,199
Reserve for obsolescence	(400,500)	(390,500)

Inventories, net	$2,639,636	$2,183,699

(6) Accrued Expenses

Accrued expenses consist of the following:

	September 27,	December 28,
	2014	2013

Accrued legal and accounting	$77,848	$92,000
Accrued payroll	852,402	823,196
Accrued other	273,235	158,116
Accrued income tax	(1,661)	33,501

	$1,201,824	$1,106,813

The accrued payroll at September 27, 2014 includes $150 thousand for 401k company match and $175 thousand for incentive bonuses. These items totaled $200 thousand $305 thousand respectively on December 28, 2013.

(7) Line of Credit and Equipment Lease Facility Agreements

In early May 2014, the Company renewed its $2 million revolving line of credit (“LOC”) and $500 thousand of an equipment finance facility (“Lease Line”) with Santander Bank.   Both agreements mature in May 2015.  The LOC is secured by the accounts receivable and other assets of the Company, has an interest rate of prime (3.25% at September 27, 2014) plus one half of one percent (0.5%) and a one-year term. Under the terms of the agreement, the Company is required to maintain its operating accounts with Santander Bank. The LOC and the Lease Line are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the LOC that require the Company to maintain a targeted coverage ratio as well as targeted debt to equity and current ratios. At September 27, 2014, the Company was in compliance with all existing covenants.

At September 27, 2014, the Company had $14 thousand net carrying value of capital equipment financed by advances and capital lease obligations under the Lease Line and $486 thousand available remaining. Equipment financed by the Santander equipment lease qualifies for treatment as a capital lease once converted from the Lease Line to a lease.

At September 27, 2014 the Company had no borrowings under this LOC and its borrowing base at the time would have permitted an additional $2.0 million to have been borrowed.

(8) Income Taxes

At December 28, 2013, the Company had approximately $1.71 million of net operating loss carryforwards available to offset future income for U.S. Federal income tax purpose.

The Company has a current and non-current deferred tax asset aggregating $2,255 thousand and $2,476 thousand on the Company’s balance sheet at September 27, 2014 and December 28, 2013, respectively. A valuation allowance is required to be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining deferred tax assets and as such no valuation allowance has been provided against the deferred tax asset.

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

(10) Subsequent Events

In October 2014, the Company renewed the Attleboro, MA location lease through February, 2016.

On October 28, 2014, the Board of Directors added to its membership by electing Thomas M. Culligan. Mr. Culligan will also serve on the Audit, Compensation and Nominating Committees.

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

Results of Operations for the Third Fiscal Quarter of 2014 (Q3 2014) Compared to the Third Fiscal Quarter of 2013 (Q3 2013); (all $ in 000’s)

Total revenue was $6,070 in Q3 2014, a 2% increase compared with total revenue of $ 5,974 in Q3 2013. This increase was due to the sale of $ 535 of fracking balls, versus zero in 2013, offset in large part by lower sales of baseplates and hermetic packages.

Gross margin in Q3 2014 totaled $1,340 or 22% of sales.  In Q3 2013, gross margin was $ 1,718 or 29% of sales.   This decline in margin was due to higher direct labor costs, an unfavorable mix of product sales and lower prices of approximately $50.

Selling, general and administrative (SG&A) expenses were $1,018 in Q3 2014, 4% less than SG&A expenses of $ 1,059 in Q3 2013.  This decrease was due largely to a reduction in sales commissions and lower accruals for bonuses and legal spending, offset in part by higher professional fees.

Operating profit for Q3 2014 totaled $322 compared with $659 in Q3 2013. This variance was primarily due to higher direct labor costs and an adverse product mix, offset in part by lower SG&A spending. Interest expense totaled $0 in Q3 2014, compared with $4 in Q3 2013, reflecting a reduction in the capitalized lease balance.  Net income for Q3 2014 totaled $195 versus net income of $452 in Q3 2013.

Results of Operations for the First Nine Months of 2014 Compared to the First Nine Months of 2013 (all $ in 000’s)

Total revenue was $17,191 in the first nine months of 2014, a 5% increase compared with total revenue of $16,306 in the first nine months of 2013. This increase was due in large part to the sales of fracking balls to the oil and gas industry of approximately $800 compared to $0 in prior year, and baseplates for traction products, including price increases on certain products.

Gross margin in the first nine months of 2014 totaled $3,936 or 23% of sales.  In the first nine months of 2013 gross margin totaled $3,995 or 25% of sales.   This decline was due to a combination of higher manufacturing costs and an adverse mix of lower margin in product sales, offset in part by price increases of approximately $300.

Selling, general and administrative (SG&A) expenses were $3,297 during the first nine months of 2014, up 11% compared with SG&A expenses of $ 2,967 in the first nine months of 2013.  This increase was due principally to an increase in sales and marketing activities, including travel and entertainment, sales compensation, costs for attending industry trade conferences, and the cost of non-cash stock options.

As a result of the higher manufacturing and marketing costs and the adverse margin on the sales product mix, partially offset by an increase in sales volume and price increases, the Company earned an operating profit of $639 in the first nine months of 2014, compared with an operating profit of $1,029 in the same period last year.  Interest expense declined to $2 in the first nine months of 2014, down from $26 in the first nine months of 2013, reflecting an elimination of short-term borrowings and lower capitalized lease balances.  The net income for the first nine months of 2014 totaled $384 versus net income of $691 in the first nine months of 2013.

The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its business objectives.

Liquidity and Capital Resources (all $ in 000’s unless noted)

The Company’s cash and cash equivalents at September 27, 2014 totaled $1,056. This compares to cash and cash equivalents at December 28, 2013 of $1,571. The decrease in cash was due primarily to a $2.1 million increase in receivables and inventories, offset in part by an increase in payables and accruals of $771 and earnings from operations of $640.

Accounts receivable at September 27, 2014 totaled $4.6 million compared with $2.9 million at December 28, 2013. Days Sales Outstanding (DSOs) increased from an unusually low 51 days at the end of 2013 to a more typical 68 days at the end of Q3, 2014. During Q4 of 2013, sales were weighted toward the front end of the quarter resulting in more collections during the quarter and fewer receivables than normal at quarter end. The accounts receivable balances at December 28, 2013, and September 27, 2014 were both net of an allowance for doubtful accounts of $10.

Inventories totaled $2.6 million at September 27, 2014, compared with inventories of $2.2 million at December 28, 2013. This increase was due in part to the decision to manufacture baseplates in Q3 2014 scheduled for delivery during the fourth quarter before the annual plant shutdown for the Christmas holidays. The inventory turnover in 2013 was 7.4 times (based on a 5 point average) and 7.2 times for the most recent four quarters ending Q3 2014.

All consigned inventory is shipped under existing purchase orders and per customers’ requests. Of the inventory of $2.6 million at September 27, 2014, $964 was located at customers’ locations pursuant to consigned inventory agreements. Of the total inventory of $2.2 million at December 28, 2013, $1.0 million was located at customers’ locations pursuant to consigned inventory agreements.

The Company financed its working capital during Q3 2014 with a combination of cash balances and funds generated from operations.  The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2014 from a combination of operating cash flow, existing cash balances and borrowings under its line of credit, if necessary.

Contractual Obligations

In early May 2014, the Company renewed its $2 million revolving line of credit (“LOC”) and $500 thousand of an equipment finance facility (“Lease Line”) with Santander Bank.   Both agreements mature in May 2015.  The LOC is secured by the accounts receivable and other assets of the Company, has an interest rate of prime plus one half of one percent (0.5%) and a one-year term. Under the terms of the agreement, the Company is required to maintain its operating accounts with Santander Bank. The LOC and the Lease Line are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the LOC that require the Company to maintain a targeted coverage ratio as well as targeted debt to equity and current ratios. At September 27, 2014, the Company was in compliance with all existing covenants. At September 27, 2014, the Company had $14 net carrying value of capital equipment financed by advances and capital lease obligations under the Lease Line and $486 available remaining. Equipment financed by the Santander equipment lease qualifies for treatment as a capital lease once converted from the Lease Line to a lease. At September 27, 2014 the Company had no borrowings under this LOC and its borrowing base at the time would have permitted an additional $2.0 million to have been borrowed.

The financial covenants with Santander Bank are identical for the LOC and Lease Line. The covenant requirements are shown below together with the actual ratios achieved:

Covenant	Requirement	Actual
Debt Service Coverage Ratio	Minimum of 1.25	35X
Current Ratio	Minimum of 1.5X	3.0X
Liabilities to Tangible Net Worth	Maximum of 1.0X	0.3X
Borrowings under the lease line	maximum of $500K	$14K
Borrowings under the line of credit*	maximum of $2M	None
*(based on receivables at 9/27/14)

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

As of September 27, 2014 the Company had $703 thousand of construction in progress and no outstanding commitments to purchase production equipment. The Company intends to finance production equipment in construction in progress and outstanding commitments under the lease agreement with existing cash balances and funds generated by operations.

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

In February 2011, the Company entered into a lease for an additional 13.8 thousand square feet in Attleboro, MA for monthly rent, including utilities of $6,900. The lease term was for one year and had an option to extend the lease for five additional one year periods. In October 2014 the Company renewed the lease for one additional year through February, 2016 and also obtained two additional years of options which could extend the Company’s use through February 2019.

The Company’s contractual obligations at September 27, 2014 consist of the following:

		Payments Due by Period
		Remaining in
	Total	FY 2014	FY 2015	FY 2016-
Capital lease obligations including interest	$14,116	$14,116	$—	$—
Purchase commitments for production equipment	$—	$—	$—	$—
Operating lease obligation for facilities	$252,600	$58,200	$156,900	$37,500

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

Exhibit 32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(b) Reports on Form 8-K

On August 6, 2014 the Company filed a report on Form 8-K of its earnings report for the fiscal first quarter ended June 28, 2014.

On August 7, 2014 the Company filed a report on Form 8-K which included a transcript of the Company’s conference call held on August 5, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPS TECHNOLOGIES CORPORATION
(Registrant)

Date: November 6, 2014
/s/ Grant C. Bennett
Grant C. Bennett
Chief Executive Officer

Date: November 6, 2014

/s/ Ralph M. Norwood

Ralph M. Norwood

Chief Financial Officer