Form 10-K
period 2014-12-27
CPS TECHNOLOGIES CORP/DE/
filed 2015-03-24
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 27, 2014
or
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

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [ ] Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act
[ ] Yes [X] No

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was $21 million based on the average of the reported closing bid and asked prices for the Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter as reported on the OTC Bulletin Board.

Number of shares of Common Stock outstanding as of March 13, 2015: 13,150,731 shares.

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

The Company believes that its hybrid hard face armor tiles will find application in military vehicles as well as armored commercial vehicles.

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

Examples of structural applications for which we are developing and supplying components include armor, robotic arms for semiconductor manufacturing equipment and components, e.g. fracking balls, used in oil and gas industries.

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

In 2014, our three largest customers accounted for 38%, 21% and 10% of revenues, respectively. In 2014, approximately 93% of our revenues were derived from commercial applications and 7% from defense-related applications.

Research and Development

In 2014, costs incurred related to funding under the Cooperative Agreement totaled $189 thousand of which essentially 100% was reimbursed by the U.S. Army and was recorded as revenue. This revenue of $189 thousand resulted in a gross margin of $32 thousand.

Availability of Raw Materials

We use a variety of raw materials from numerous domestic and foreign suppliers. These materials are primarily aluminum ingots, ceramic powders and chemicals. The raw materials we use are available from domestic and foreign sources and none is believed to be scarce or restricted for national security reasons. We use no conflict metals.

Patents and Trade Secrets

As of December 27, 2014, the Company had 10 United States patents.  In addition the Company had several international patents covering the same subject matter as the U.S. patents. Licensees of these patents have rights to use certain patents as defined in their respective license agreements.

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

We believe that the principal competitive factors in our end markets today include technical competence, product performance, quality, reliability, price, corporate reputation, and strength of sales and marketing resources. We believe our proprietary processes, reputation, and the price at which we can offer products for sale will enable us to compete successfully in the many electronics end markets. However, we do have one major direct competitor producing metal matrix composites. That company, Denka, is based in Japan and sells to our major customers in Europe.

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

In 2008, the Company entered into a cooperative agreement with the US Army Research Laboratory to perform research and development concerning hybrid metal matrix composite encapsulated ceramic armor technology. The Cooperative Agreement was a four-year agreement, recently extended to March 31, 2015, which is 95% funded by the US Department of Defense and 5% funded by CPS.

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

Employees

As of December 27, 2014, we had 143 permanent full-time employees, 10 temporary full-time employees and 3 part-time employees, of whom 131 were engaged in manufacturing and engineering and 12 in sales and administration, including finance, purchasing, IT, and customer service.

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

Over the past few years revenues from our contract with the U.S. Army Research Laboratory represented less than 5% of the Company’s total revenue. This contract will expire in 2015 and pressures to reduce national spending on defense could make it difficult to continue to generate revenues from the military sector in the near future.

Exchange rates can impact our business adversely.

Our major competitor is based in Japan and, as a result, our relative costs vary by the Yen/Dollar exchange rate. As the dollar strengthens versus the Yen, our relative costs increase affecting our margins and prices to major customers.

Our sales of fracking balls are adversely affected by a decline in oil prices.

The fracking industry is North America is adversely impacted by low oil prices. As a result our sales of fracking balls are directly affected.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

As of December 27, 2014, all our manufacturing, engineering, sales and administrative operations were and continue to be located in leased facilities in Norton, Massachusetts and Attleboro, MA.

The Company entered into a 10-year lease for the Norton facilities effective on March 1, 2006. The leased facilities comprise approximately 38 thousand square feet. In January 2015 this lease was amended to extended the lease to February 28, 2017.  In addition in this amendment the Company obtained two, one-year options which, if fully exercised, would enable it to continue to lease through February 28, 2019.

In February 2011, the Company entered into a lease for an additional 13.8 thousand square feet in Attleboro, MA. The lease term is for one year and has an option to extend the lease for five additional one-year periods. The Company renewed the lease in 2013 for one additional year and also obtained two years of additional options which could extend the Company use through February 2019.  In October 2014, the Company exercised its option to extend the lease through the end of February 2016.

Item 3. Legal Proceedings.

We are not a party to any litigation which could have a material adverse effect on us or on our business and we are not aware of any pending or threatened material litigation against us.

Item 4. Mine Safety Disclosures

Not applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

On December 27, 2014, we had approximately 700 shareholders. The high and low closing bid prices of our common stock for each quarter during the years ended December 27, 2014 and December 28, 2013 are shown below.

	2014		2013
	High	Low	High	Low
1st Quarter	$3.20	$2.40	$1.63	$0.81
2nd Quarter	$3.10	$2.65	$1.95	$0.77
3rd Quarter	$3.00	$2.60	$2.00	$1.45
4th Quarter	$3.05	$2.40	$2.50	$1.45

We have never paid cash dividends on our Common Stock. We currently plan to reinvest our earnings, if any, for use in the business and do not intend to pay cash dividends in the foreseeable future. Future dividend policy will depend, among other factors, upon our earnings and financial condition.

In January 2015 our Common Stock moved from the Over-the-Counter (OTCQB) market to the NASDAQ Capital Markets and continued to trade under the symbol CPSH.

Item 6. Selected Financial Data (000’s, except per share amounts)

The following selected financial data of CPS should be read in conjunction with the financial statements and related notes filed as part of this Annual Report on Form 10-K. Amounts are in thousands except per share amounts.

SELECTED FINANCIAL DATA

For the Fiscal Year:	2014	2013	2012	2011	2010
Summary of Operations
Product Revenue	$22,949	$21,095	$13,454	$17,643	$19,913
Cooperative Agreement Revenue	189	311	597	2,164	1,484
Operating Expenses	21,922	19,946	16,851	20,143	20,344
Operating Income (Loss)	1,216	1,459	(2,799)	(336)	1,054
Other Income (Expense), Net	5	(30)	(29)	(33)	(32)
Net Income (Loss) Before Taxes	1,221	1,429	(2,828)	(369)	1,021
Provision (Benefit) for Income Taxes	218	463	(1,306)	(323)	311
Net Income (Loss)	1,003	966	(1,522)	(46)	710
Net Income (Loss) Per Basic Common Share	$0.08	$0.17	$(0.12)	$0.00	$0.06
Weighted Average Basic Number of Common Shares Outstanding	13,096	12,985	12,870	12,766	12,643
Net Income (Loss) Per Diluted Common Share	$0.07	$0.07	$(0.12)	$0.00	$0.06
Weighted Average Diluted Number of Common Shares Outstanding	13,703	13,265	12,870	12,766	12,882
Year-End Position
Working Capital	$6,871	$5,205	$3,395	$5,501	$5,731
Total Assets	$12,649	$11,140	$10,349	$11,334	$10,611
Long-term Obligations	$—	$—	$76	$200	$176
Stockholders’ Equity	$10,246	$8,865	$7,532	$8,802	$8,486

SELECTED QUARTERLY FINANCIAL DATA

	First	Second	Third	Fourth
	Fiscal	Fiscal	Fiscal	Fiscal
	Quarter	Quarter	Quarter	Quarter
				2014
Total Revenues	$5,986	$5,135	$6,070	$5,947
Gross Margin	$1,538	$1,058	$1,339	$1,535
Net Income (loss)	$248	($57)	$194	$619
Net Income (loss) Per Basic Share	$0.02	$0.00	$0.01	$0.05
Net Income (loss) Per Diluted Common Share	$0.02	$0.00	$0.01	$0.05
				2013
Total Revenues	$5,031	$5,301	$5,974	$5,100
Gross Margin	$914	$1,363	$1,718	$1,362
Net Income	$2	$236	$452	$276
Net Income (loss) Per Basic Share	$0.00	$0.02	$0.03	$0.02
Net Income (loss) Per Diluted Common Share	$0.00	$0.02	$0.03	$0.02

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

In addition to electronics end markets, we are developing, manufacturing and marketing metal-matrix composite components for some structural end-markets including armor and oil and gas.

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

The Company believes the underlying demand for metal matrix composites is growing as the electronics and other industries seek higher performance, higher reliability, and reduced costs. CPS believes that the Company is well positioned to offer our solutions to current and new customers as these demands grow. In 2014 its top three customers accounted for 68% of revenue and the remaining 32% of revenue was derived from 61 other customers. In 2013 the top three customers accounted for 73% of revenue and the remaining 27% of revenue was derived from approximately 65 customers.

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

The Company also has consigned inventory agreements with a few customers. For product shipped under consigned inventory agreements, the Company recognizes revenue when the customer either notifies CPS that they have picked the product from the consigned inventory or, in some cases, when sixty days have elapsed from the date the shipment arrives at the customer’s location. Of the inventory of $2.5 million at December 27, 2014, $1.0 million was located at customers’ locations pursuant to consigned inventory agreements. Of the total inventory of $2.2 million at December 28, 2013, $980 thousand was located at customers’ locations pursuant to consigned inventory agreements.

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

The Cooperative Agreement extends for four years and provides for funding of up to $8.34 million, over the four years, but actual funding is provided incrementally on a year-to-year basis, depending on, among other factors, if yearly objectives are met and if Congress authorizes the funds ($6.8 million has been authorized through December 27, 2014). If the total $8.34 million in funding is provided by the Government, the Company’s cost share will amount to approximately $439 thousand over the term of the Agreement. Amendment/Modification #P00010 extended the term of performance of the original Agreement, Cooperative Agreement W911NF-08-2-0017, from July 14, 2014 to March 31, 2015. As of December 27, 2014, the Company had invoiced $6.8 million since inception of the Agreement which represents the full amount approved to date of $6.8 million.

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

At December 27, 2014 the Company’s Deferred Tax Asset included net operating loss carryforwards and other temporary differences which will require taxable income of approximately $5.8 million to fully utilize, assuming an effective corporate tax rate of 39%. The Company has concluded that it is more likely than not that its Deferred Tax Asset will be fully realized. Current projections of future taxable income, including the reversal of temporary differences, reflect the Company’s belief that it has attractive growth opportunities and a favorable cost structure. These projections support the conclusion that the Company will generate taxable income sufficient to utilize the losses before they expire. An important consideration in this analysis is the fact that none of the NOL carryforwards expire before 2032.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 27, 2014 and December 28, 2013, the Company had no accruals for interest or penalties related to income tax matters. The Company did not have any uncertain tax positions at December 27, 2014 or December 28, 2013 which required accrual or disclosure.

Income tax effects related to share-based compensation that are in excess, or less than, of grant-date fair value, less any proceeds received on exercise of stock prices, are recognized as either an increase or decrease to additional paid-in capital upon exercise. These tax effects are either offset against currently payable taxes or the benefit of net operating loss utilization.

Results of Operations

Year ended December 27, 2014 (“2014”) compared to the year ended December 28, 2013 (“2013”).

Total revenues were $23.1 million in 2014, an 8% increase compared with total revenues of $21.4 million generated in 2013.  This increase was due in large part to the sales of fracking balls to the oil and gas industry of approximately  $1.2 million compared to zero in 2013.  The sales of baseplates for traction and hybrid electric vehicle also contributed to this increase.

Gross margin in 2014 totaled $5.5 million or 24% of sales.  In 2013 the Company’s gross margin totaled 5.4 million or 25% of sales.   This reduction was due in part to higher manufacturing costs and an unfavorable product mix.

Selling, general and administrative (SG&A) expenses totaled $4.3 million in 2014, up 10% when compared with SG&A expenses of $ 3.9 million in 2013.  This increase was due in large part to an increase in sales and marketing activities, sales commissions on higher distributor sales, costs associated with participation in industry trade conferences and the cost of non-cash stock options.

The Company earned an operating profit of $1.2 million in 2014 compared with an operating profit of $1.5 million in 2013.  This reduction was due to higher manufacturing and marketing costs and an adverse product mix, offset in part by higher sales volume.  Interest income totaled $5 thousand in 2014 compared with interest expense of $30 thousand in 2013.  The net income for each of 2014 and 2013 totaled $1,033 thousand and $966 thousand, respectively.

Significant Fourth Quarter 2014 Activity

Revenues totaled $6.0 million in the Fourth Quarter of 2014 versus $5.1 million in the comparable quarter in 2013. The increase was due in large part to the sales of baseplates and, to a lesser extent, sales of fracking balls, offset is part by $0.3 million of price decreases.

Gross Margin increased in the Fourth Quarter of 2014 versus the Fourth Quarter of 2013 to  $1,535 thousand (26% of sales) from $1,362 thousand (27% of sales).   The primary reason for the improvement in 2014 was due to higher sales volume offset in part by approximately $0.3 million of price decreases on existing products.

Selling, General and Administrative expenses totaled $957 thousand in the Fourth Quarter of 2014, up 11% versus the Fourth Quarter of 2013, due to three major factors: higher sales commissions associated with higher sales volume and increases in professional fees and legal costs associated with a patent issue in Japan.

The Operating Profit of $578 thousand in the Fourth Quarter 2014 compares with an operating profit of $431 thousand in the Fourth Quarter of 2013, driven by an increase in sales volume.

Net Income in the Fourth Quarter of 2014 totaled $619 thousand, up from net income of $276 thousand in the corresponding quarter of 2013.

Liquidity and Capital Resources

The Company’s cash and cash equivalents at December 27, 2014 totaled $2.3 million with no borrowings on the Company’s $2 million committed line of credit.  This compares with cash and cash equivalents of $1.6 million and zero bank borrowings at December 28, 2013.  This improvement in the Company’s net cash position of $0.7 million was due primarily to earnings from operations.  At the end of 2014, the Company’s investment in receivables, inventories and prepaid expenses, less accounts payables and accruals, totaled $3.9 million versus $ 3.1 million in these accounts at the end of 2013.   This increase of $0.8 million was due in large part to the increase in the volume of business compared with the same period in 2013.

Accounts receivable at December 27, 2014 totaled $3.6 million compared with receivables of $2.9 million at December 28, 2013. Days Sales Outstanding (DSOs) increased to 54 days compared with DSO’s of 51 at the end of Q4 2013.  Both of these statistics are low relative to the other quarters as a greater percentage of revenues in both years occurred early in the quarter resulting in a greater portion of sales were collected before quarter end. The accounts receivable balances at December 27, 2014, and December 28, 2013 were both net of an allowance for doubtful accounts of $10 thousand.

Inventories totaled $2.5 million at December 27, 2014, representing a $0.3 million increase versus year end 2013.  These levels are consistent with the levels maintained over the past several quarters.  The inventory balance at the end of both 2014 and 2013 were  net of an obsolescence reserve of $405 thousand and $390 thousand, respectively. The turnover in 2014 was 7.1 times based on the average of inventories over the past 5 quarter ends.  This compares with 7.4 times for the same period in 2013.

All consigned inventory is shipped under existing purchase orders and per customers’ requests. Of the inventory of $2.5 million at December 27, 2014, $1.0 million was located at customers’ locations pursuant to consigned inventory agreements. Of the total inventory of $2.2 million at December 28, 2013, $980 thousand was located at customers’ locations pursuant to consigned inventory agreements.

The Company financed its working capital during 2014 with a combination of beginning cash balances and cash flow generated from operations.  The Company expects it will continue to be able to fund its working capital requirements during 2015 from a combination of operating cash flow, existing cash balances and borrowings under its line of credit, if necessary.

The Company continues to sell a significant portion of its volume to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its business objectives.

In early May 2014, the Company renewed its $2 million revolving line of credit (“LOC”) and $500 thousand of an equipment finance facility (“Lease Line”) with Santander Bank.  Both agreements mature in May 2015.  The LOC is secured by the accounts receivable and other assets of the Company, has an interest rate of prime (3.25% at December 27, 2014) plus one-half of one percent (.05%) and a one-year term.  The LOC and the Lease Line are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the line of credit that require the Company to maintain a targeted coverage ratio as well as targeted debt to equity and current ratios. At December 27, 2014, the Company was in compliance with existing covenants.

At December 27, 2014, the Company had no borrowing under its lease line.  In addition at December 28, 2013 the Company had no borrowings under this LOC while its borrowing base at the time would have permitted borrowings of $2 million.

The covenants with Santander Bank are identical for the line of credit and equipment financing facility. The covenant requirements are shown below together with the actual ratios achieved at the end of 2014:

Covenant	Requirement	Actual
Debt Service Coverage Ratio	Minimum of $1.25	17
Current Ratio	Minimum of 1.5X	3.9
Liabilities to Tangible Net Worth	Maximum of 1.0X	0.2
Borrowings under the lease line	Maximum of $500K	None
Borrowings under the line of credit	Maximum of $2.000K	None
	*(based on receivables at 12/27/2014)

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

Contractual Obligations

Our contractual obligations at year-end 2014 consist of the following:

Payments Due by Period (in $000)
	Total	Less than one year	1-3 years	4-5 years	More than 5 years
Capital lease obligations, including interest	None	None	None	None	None
Bank borrowings	None	None	None	None	None
Operating lease obligations	$725	$235	$312	$178	None

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as such item is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 27, 2014.

Changes in Internal Control over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting during fiscal 2014.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2014. In making this assessment, management used the criteria set forth in the "Internal Control Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 27, 2014.

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

Part III

Item 10. Directors, Executive Officer and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Members of the Board of Directors, Nominees and Executive Officers,” “Certain Relationships and Related Person Transactions; Legal Proceedings,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct” and “Corporate Governance” and with respect to our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2014 fiscal year.

The Company has adopted the CPS Code of Conduct, which applies to all directors, officers (including the principal executive officer, principal financial officer and treasurer) and employees. A copy of this code can be found on the Company’s website at www.alsic.com/investor-relations.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Compensation” and “Compensation Discussion and Analysis” with respect to our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2014 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to our Definitive Proxy Statement, under the caption “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” with respect to our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2014 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Certain Relationships and Related Person Transactions; Legal Proceedings” and “Corporate Governance” with respect to our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2014 fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to our Definitive Proxy Statement, under the caption “Accounting Matters” with respect to our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2014 fiscal year.

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

CPS TECHNOLOGIES CORPORATION
By:	/s/ Grant C. Bennett President and Chief Executive Officer March 24, 2015

Pursuant to the Requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Grant C. Bennett	President and Chief Executive Officer	March 24, 2015
Grant C. Bennett

/s/ Ralph M. Norwood	Chief Financial Officer	March 24, 2015
Ralph M. Norwood

/s/ Francis J. Hughes, Jr.	Director	March 24, 2015
Francis J. Hughes

/s/ Daniel C. Snow	Director	March 24, 2015
Daniel C. Snow

/s/ Thomas M. Culligan	Director	March 24, 2015
Thomas M. Culligan

CPS TECHNOLOGIES CORPORATION
EXHIBIT INDEX

Exhibit No.	Description
3.1*	Restated Certificate of Incorporation of the Company, as amended, is incorporated herein by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A (File No. 0-16088)
3.2*	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 33-14616)(the ‘1987 S-1Registration Statement’)
4.1*	Specimen certificate for shares of Common Stock of the Company is incorporated herein by reference to Exhibit 4 to the 1987 S-1 Registration Statement
4.2*	Description of Capital Stock contained in the Restated Certificate of Incorporation of the Company, as amended, filed as Exhibit 3.1
10.5*(1)	Retirement Savings Plan, effective September 1, 1987 is incorporated by reference to Exhibit 10.35 to the Company’s 1989 S-1 Registration Statement
10.21*	1999 Stock Incentive Plan adopted by the Company’s Board of Directors on January 22, 1999
10.22*	2009 Stock Incentive Plan ("2009 Plan") on December 10, 2009.
23.1	Consent of Wolf & Company, P.C.
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated herein by reference.

(1) Management Contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

INDEX TO FINANCIAL STATEMENTS
OF
CPS TECHNOLOGIES CORPORATION

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 27, 2014 and December 28, 2013
Statements of Operations for the years ended December 27, 2014, December 28, 2013 and December 29, 2012
Statements of Stockholders’ Equity for the years ended December 27, 2014, December 28, 2013 and December 29, 2012
Statements of Cash Flows for the years ended December 27, 2014, December 28, 2013 and December 29, 2012
Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CPS Technologies Corporation
Norton, Massachusetts

We have audited the accompanying balance sheets of CPS Technologies Corporation (the “Company”) as of December 27, 2014 and December 28, 2013 and the related statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 27, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CPS Technologies Corporation as of December 27, 2014 and December 28, 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 27, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.
Boston, Massachusetts
March 24, 2015

CPS TECHNOLOGIES CORPORATION
BALANCE SHEETS

	December 27,	December 28,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$2,305,580	$1,571,054
Accounts receivable-trade, net	3,589,191	2,900,457
Inventories, net	2,528,954	2,183,699
Prepaid expenses and other current assets	166,783	175,726
Deferred taxes	682,968	649,420

Total current assets	9,273,476	7,480,356

Property and equipment:
Production equipment	8,085,095	7,728,408
Furniture and office equipment	404,856	383,990
Leasehold improvements	759,819	759,819

Total cost	9,249,770	8,872,217
Accumulated depreciation
and amortization	(8,047,561)	(7,470,815)
Construction in progress	555,334	431,385

Net property and equipment	1,757,543	1,832,787

Deferred taxes, non-current portion	1,617,497	1,826,482

Total assets	$12,648,516	$11,139,625

(continued)

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
BALANCE SHEETS

	December 27,	December 28,
	2014	2013
LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable	$1,352,418	$1,091,909
Accrued expenses	1,049,616	1,106,813
Obligations under capital leases,
current portion	—	76,372

Total current liabilities	2,402,034	2,275,094

Commitments (note 4)
Stockholders’ Equity:
Common stock, $0.01 par value,
authorized 20,000,000 and 15,000,000 shares;
issued 13,293,092 and 13,178,042;
outstanding 13,144,489 and 13,066,641 shares;
at December 27, 2014 and December 28, 2013,
respectively	132,931	131,781
Additional paid-in capital	34,763,698	34,278,757
Accumulated deficit	(24,315,564)	(25,318,332)
Less cost of 148,603 and 111,401 common shares repurchased
at December 27, 2014 and December 28, 2013, respectively	(334,583)	(227,675)

Total stockholders’ equity	10,246,482	8,864,531

Total liabilities and stockholders’ equity	$12,648,516	$11,139,625

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 27, 2014, DECEMBER 28, 2013,
AND DECEMBER 29, 2012

	2014	2013	2012

Revenues:
Product sales	$22,948,993	$21,094,801	$13,454,250
Research and development under
cooperative agreement	188,597	311,198	597,460

Total revenues	23,137,590	21,405,999	14,051,710
Cost of product sales	17,510,556	15,789,840	13,293,905
Cost of research and development
under cooperative agreement	156,224	259,082	501,868

Gross Margin	5,470,810	5,357,077	255,937
Selling, general, and
administrative	4,254,977	3,897,588	3,055,077

Income (loss) from operations	1,215,833	1,459,489	(2,799,140)
Other income/(expense)	5,083	(30,327)	(28,588)

Income (loss) before income tax	1,220,916	1,429,162	(2,827,728)
Income tax provision (benefit)	218,148	462,707	(1,305,700)

Net income (loss)	$1,002,768	$966,455	($1,522,028)

Net income (loss) per
basic common share	$0.08	$0.07	($0.12)
Weighted average number of
basic common shares
outstanding	13,096,183	12,985,107	12,869,618
Net income (loss) per
diluted common share	$0.07	$0.07	($0.12)
Weighted average number of
diluted common shares
outstanding	13,703,005	13,265,486	12,869,618

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 27, 2014, DECEMBER 28, 2013,
AND DECEMBER 29, 2012

	Common stock
			Additional			Stock-
	Number of	Par	Paid-in	Accumulated	Stock	holders
	shares issued	Value	capital	deficit	repurchased	equity

Balance at
December 31, 2011	12,921,942	$129,220	$33,569,896	$(24,762,759)	$(134,315)	$8,802,042
Share-based
compensation expense	—	—	242,793	—	—	242,793
Issuance of common
stock pursuant to
exercise of stock
options	6,100	61	9,272	—	—	9,333
Net Loss	—	—	—	(1,522,028)	—	(1,522,028)

Balance at
December 29, 2012	12,928,042	129,281	33,821,961	(26,284,787)	(134,315)	7,532,140
Share-based
compensation expense	—	—	248,535	—	—	248,535
Issuance of common
stock pursuant to
exercise of stock
options	250,000	2,500	90,860	—	—	93,360
Tax benefit from
exercise of stock
options	—	—	117,401	—	—	117,401
Repurchase of
Common stock	—	—	—	—	(93,360)	(93,360)
Net income	—	—	—	966,455	—	966,455

Balance at
December 28, 2013	13,178,042	$131,781	$34,278,757	$(25,318,332)	$(227,675)	$8,864,531
Share-based
compensation expense	—	—	348,649	—	—	348,649
Issuance of common
stock pursuant to
exercise of stock
options	115,050	1,150	110,576	—	—	111,726
Tax benefit from
exercise of stock
options	—	—	25,716	—	—	25,716
Repurchase of
Common stock	—	—	—	—	(106,908)	(106,908)
Net income	—	—	—	1,002,768	—	1,002,768

Balance at
December 27, 2014	13,293,092	$132,931	$34,763,698	$(24,315,564)	$(334,583)	$10,246,482

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 27, 2014, DECEMBER 28, 2013,
AND DECEMBER 29, 2012

	2014	2013	2012

Cash flows from operating activities:
Net income (loss)	$1,002,768	$966,455	$(1,522,028)
Adjustments to reconcile net income (loss)
to cash provided (used) by operating
activities:
Share-based compensation	348,649	248,535	242,793
Depreciation and amortization	576,745	615,348	723,092
Write off of construction in progress	—	—	12,720
Deferred taxes	175,437	311,071	(1,306,156)
Excess tax benefit from stock options
exercised	(25,716)	(117,401)	—
Changes in operating assets and liabilities:
Accounts receivable - trade	(688,731)	(24,308)	236,811
Inventories	(345,255)	273,616	681,302
Prepaid expenses and other current assets	8,943	(35,003)	11,721
Accounts payable	260,509	(87,404)	(284,684)
Accrued expenses	(31,481)	286,171	278,012

Net cash provided (used) by operating	1,281,865	2,437,080	(926,417)
activities

Cash flows from investing activities:
Purchases of property and equipment	(501,501)	(666,915)	(209,987)

Net cash used by
investing activities	(501,501)	(666,915)	(209,987)

Cash flows from financing activities:
Payment of capital lease obligations	(76,372)	(123,366)	(208,504)
Excess tax benefit from stock options exercised	25,716	117,401	—
(Repayment of) proceeds from line of credit	—	(500,000)	500,000
Proceeds from issuance of common stock	111,726	93,360	9,333
Repurchase of common stock	(106,908)	(93,360)	—

Net cash provided (used) by financing activities	45,838	(505,965)	300,829

Net increase (decrease) in cash and cash equivalents	734,526	1,264,200	(835,575)
Cash and cash equivalents at beginning of year	1,571,054	306,854	1,142,429

Cash and cash equivalents at end of year	$2,305,580	$1,571,054	$306,854

Supplemental cash flow information:
Income taxes paid, net of refund	$34,706	$—	$—
Interest paid	$3,554	$30,327	$28,588

See accompanying notes to financial statements.

CPS Technologies Corporation
Years Ended December 27, 2014, December 28, 2013, and December 29, 2012
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

(2)(e) Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. Recoverability is assessed based on estimated undiscounted future cash flows. As of December 27, 2014 and December 28, 2013, the Company believes that there has been no impairment of its long-lived assets.

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

The Cooperative Agreement extends for four years and provides for funding of up to $8.34 million, over the four years, but actual funding is provided incrementally on a year-to-year basis, depending on, among other factors, if yearly objectives are met and if Congress authorizes the funds ($6.8 million has been authorized through December 27, 2014). If the total $8.34 million in funding is provided by the Government, the Company’s cost share will amount to approximately $439 thousand over the term of the Agreement. Amendment/Modification #P00010 extended the term of performance of the original Agreement, Cooperative Agreement W911NF-08-2-0017, from July 14, 2014 to March 31, 2015. As of December 27, 2014, the Company had invoiced $6.8 million since inception of the Agreement which represents the full amount approved to date.

(2)(g) Research and Development Costs

In 2014, costs incurred related to funding under the Cooperative Agreement totaled $189 thousand of which 100% was reimbursed by the U.S. Army and was recorded as revenue. This revenue of $189 thousand resulted in a gross margin of $32 thousand.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 27, 2014 and December 28, 2013, the Company has no accruals for interest or penalties related to income tax matters. The Company does not have any uncertain tax positions at December 27, 2014 or December 28, 2013 which required accrual or disclosure.

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This update provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. This guidance is effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2016 and allows for either full retrospective or modified retrospective application, with early adoption not permitted. Accordingly, the standard is effective for the Company for fiscal year 2017. The Company is currently evaluating the adoption method it will apply and the impact that this guidance will have on its financial statements and related disclosures.

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

(2)(m) Fiscal Year-End

The Company’s fiscal year end is the last Saturday in December which could result in a 52 or 53 week year. Fiscal year 2014, 2013 and 2012 consisted of 52 weeks.

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

The Cooperative Agreement the Company entered into with the Army Research Laboratory in 2008 and the sale of structural components to the oil and gas industry uses the same equipment and personnel as does the Company’s electronics business described above, and at this stage does not represent a separate business segment.

(2)(p) Reclassifications

Certain amounts in 2012 have been reclassified to conform with the 2013 financial statement presentation.

(3) Inventories

As of December 27, 2014 and December 28, 2013 inventories consisted of the following:

	2014	2013
Raw materials	$464,243	$359,535
Work in process	998,209	1,135,413
Finished goods	1,467,002	1,079,251

Gross Inventory	2,929,454	2,574,199
Reserve for obsolescence	(400,500)	(390,500)

Total	$2,528,954	$2,183,699

(4) Leases and Commitments

Capital Lease Obligations

An equipment financing facility with Santander Bank (see note 7), agreed to in May 2014, allowed the Company to finance up to $500 thousand of eligible equipment. As of year-end 2014 the Company had $500 thousand available remaining on the Santander lease line. Equipment financed by the Santander equipment lease qualifies for treatment as a capital lease.

At December 27, 2014, the Company had acquired production equipment with a cost of $2.55 million and accumulated amortization of $2.45 million under capital leases. At December 29, 2013, the Company had production equipment with a cost of $2.55 million and accumulated amortization of $2.33 million under capital leases. All capital leases are three year leases with a one dollar buyout. At December 27, 2014 these leases were paid in full.

Interest income was approximately $5 thousand in 2014, interest expense was $30 thousand, and $29 thousand for 2013 and 2012, respectively.

Operating Lease Obligations

The Company entered into a 10-year lease for the Norton facilities effective on March 1, 2006. Rental expense for operating leases is recognized on a straight-line basis over the term of the lease and was $129 thousand in each of the years 2014, 2013 and 2012.

In February 2011, the Company entered into a lease for an additional 13,800 square feet in Attleboro, MA. The lease term was for one year and included five, one-year options for extensions at a rate of $6,900 per month. In October 2014, the Company renewed the lease for one additional year. In December 2013 the Company agreed with the landlord for two additional, one-year options. As a result, if the Company exercises all of the options, it will be able to use the space through February 2019.

Future minimum rental payments over the terms of the lease agreements are approximately as follows:

Fiscal year:

2015	235,000
2016	159,300
2017	152,400
2018	152,400
2019	25,400

$724,500

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

Under the 2009 Plan a total of 2,923,500 shares of common stock are available for issuance, of which 1,707,495 shares remain available for grant as of December 27, 2014.

As of December 27, 2014, the 2009 Plan is the only stock option plan from which awards can be made as all other option plans have expired. The 1999 Stock Option Plan (“1999 Plan”) expired on January 22, 2009 and no additional options can be granted from the plan. As of December 27, 2014 there are 111,000 options outstanding under the 1999 Plan.

A summary of stock option activity for all the above plans as of December 27, 2014 and changes during the year then ended is presented below:

		Weighted	Weighted
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at
beginning of year	1,346,155	$ 1.39
Granted	153,500	$ 2.87
Exercised	(115,050)	$ 0.97
Forfeited	(4,000)	$ 1.53
Expired	(53,600)	$ 0.70
	-------------	-------------
Outstanding at
end of year	1,327,005	$ 1.63	6.20	$ 1,757,317
	========			=========
Options exercisable
at year-end	874,384	$ 1.58	5.51	$ 874,384
	=======			========

The total intrinsic value of options exercised during fiscal years 2014, 2013 and 2012 was $330,773, $310,170 and $28,835, respectively. As of December 27, 2014, there was $398,008 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a weighted average period of 1.3 years.

Cash received from option exercises under all share-based payment arrangements was $111,726, $93,360, and $9,333, for the years ended December 27, 2014, December 28, 2013 and December 29, 2012, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents the annualized weighted average values of the significant assumptions used to estimate the fair values of the options granted during 2014 and 2013:

	2014	2013
Risk-free interest rate	0.91-2.16%	1.62%
Expected life in years	9	9
Expected volatility	53%	53%
Expected dividend yield	0	0
Weighted average fair value of grants	$ 1.74	$ 0.60

All options are granted with an exercise price equal to the fair market value of the underlying common stock on the date of grant. There were no options granted in 2012.

The Company recognized $348,649, $248,535 and $242,793 as compensation expense related to total stock options outstanding in 2014, 2013 and 2012, respectively. The expense in 2012 included $20,500 associated with extending the option exercise period for five individuals terminated during the year. Their options were extended to the lesser of four years or the original expiration date of the option.

A tax benefit of $25,716, $117,401 and $0 was recognized as additional paid in capital in the years ended December 27, 2014, December 28, 2013 and December 29, 2012, respectively, resulting from the excess tax benefit of share-based awards over the cumulative compensation expense recognized for financial reporting.

(6) Accrued Expenses

Accrued expenses at December 28, 2014 and December 28, 2013 consist of the following:

	2014	2013

Accrued legal and accounting	$83,307	$92,000
Accrued payroll and related	749,019	823,196
Accrued other	201,956	158,116
Accrued income tax payable	15,334	33,501

	$1,049,616	$1,106,813

The accrued payroll and related at December 27, 2014 includes $110 thousand for 401k company match and $313 thousand for incentive bonuses. These totaled $200 and $305 thousand respectively on December 28, 2013.

(7) Revolving Line of Credit and Lease Line

In early May 2014, the Company renewed its $2 million revolving line of credit (“LOC”) and $500 thousand of an equipment finance facility (“Lease Line”) with Santander Bank.  Both agreements mature in May 2015.  The LOC is secured by the accounts receivable and other assets of the Company, has an interest rate of prime plus one-half of one percent (.05%) and a one-year term.  The LOC and the Lease Line are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the line of credit that require the Company to maintain a targeted coverage ratio as well as targeted debt to equity and current ratios. At December 27, 2014, the Company was in compliance with existing covenants.

At December 27, 2014, the Company had no borrowing under its lease line.  In addition at December 28, 2013 the Company had no borrowings under this LOC while its borrowing base at the time would have permitted borrowings of $2 million.

The covenants with Santander Bank are identical for the line of credit and equipment financing facility. The covenant requirements are shown below together with the actual ratios achieved at the end of 2014:

Covenant	Requirement	Actual
Debt Service Coverage Ratio	Minimum of $1.25	17
Current Ratio	Minimum of 1.5X	3.9
Liabilities to Tangible Net Worth	Maximum of 1.0X	0.2
Borrowings under the lease line	Maximum of $500K	None
Borrowings under the line of credit	Maximum of $2.000K	None
	*(based on receivables at 12/27/2014)

(8) Income Taxes

Components of income tax expense (benefit) for each year are as follows:

	2014	2013	2012
Current
Federal	$15,985	$33,777	$—
State	1,011	456	456

Current income tax provision:	16,996	34,233	456

Deferred:
United States:
Federal	200,926	379,574	(1,165,700)
State	226	48,900	(140,456)

Deferred income tax provision (benefit), net	201,152	428,474	(1,306,156)

Total	$218,148	$462,707	$(1,305,700)

Deferred tax assets as of December 27, 2014 and December 28, 2013 are as follows:

	December 27, 2014	December 28, 2013
Deferred Tax Assets:
Net operating loss
carryforwards	$282,000	$734,000
Stock compensation	459,000	343,000
Credit carryforwards	1,029,000	859,000
Inventory	363,000	319,000
Accrued liabilities	34,000	39,000
Depreciation	130,000	177,000
Other	4,000	5,000

Gross deferred tax assets	2,300,000	2,476,000
Valuation allowance	—	—

Net deferred tax assets	$2,300,000	$2,476,000

At December 27, 2014 and December 28, 2013, the Company had net operating loss carryforwards of approximately $750,000 and $1,710,000 respectively available to offset future income for U.S. Federal income tax purposes. These operating loss carryforwards expire in 2032.

During 2014, the Company utilized approximately $1,200,000 of net operating loss carryforwards.

A valuation allowance is required to be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining deferred tax assets.

A summary of the change in the deferred tax asset is as follows:

	2014	2013	2012
Balance at beginning of year	$2,475,902	$2,786,973	$1,480,817
Deferred tax (expense) benefit	(175,437)	(311,071)	1,306,156

Balance at end of year	$2,300,465	$2,475,902	$2,786,973

Income tax (benefit) expense is different from the amounts computed by applying the U.S. federal statutory income tax rate of 34 percent to pretax income as a result of the following:

	2014	2013	2012
Tax at statutory rate	$415,000	$486,000	$(961,000)
State tax, net
of federal benefit	1,000	33,000	(140,000)
Tax credits and other
Permanent differences	(198,000)	(56,000)	(205,000)

Total	$218,000	$463,000	$(1,306,000)

The Company’s income tax filings are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations for the years 2011 through 2014.

At December 27, 2014 the Company’s Deferred Tax Asset included net operating loss carryforwards and other temporary differences which will require taxable income of approximately $5.8 million to fully utilize, assuming an effective corporate tax rate of 39%. The Company has concluded that it is more likely than not that its Deferred Tax Asset will be fully realized.

(9) Retirement Savings Plan

The Company sponsors a Retirement Savings Plan (the ‘Plan’) under the provisions of Section 401 of the Internal Revenue Code. Employees, as defined in the Plan, are eligible to participate in the Plan after 30 days of employment. Under the terms of the Plan, the Company may match employee contributions under such method as described in the Plan and as determined each year by the Board of Directors. During 2014 and 2013 the Company offered a 401k match, in 2012 the Company did not offer a match. The Company recognized $110,000, $200,000 and $0 expense, in 2014, 2013 and 2012, respectively for the Company match.

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

Revenues from significant customers as a percentage of total revenues in 2014, 2013 and 2012 were as follows:

	Percent of Total Revenues
Significant Customer	2014	2013	2012
A	38%	42%	38%
B	21%	23%	17%
C	10%	8%	8%

As of December 27, 2014, the Company had trade accounts receivable due from these three customers that accounted for 66% of total trade accounts receivable as of that date. Management believes that any credit risks have been properly provided for in the accompanying financial statements.

The Company’s revenue was derived from the following countries in 2014, 2013, and 2012:

	Percent of Total Revenues
Country	2014	2013	2012
United States of America	20%	16%	21%
Germany	59%	65%	58%
Other	21%	19%	21%

Many of the Company’s customers based in the United States conduct design, purchasing and payable functions in the United States, but manufacture overseas. Revenue generated from shipments made to customers’ locations outside the United States accounted for 80%, 84% and 79% of total revenue in 2014, 2013 and 2012, respectively.

All of the Company’s long-lived assets and operations are located in the United States.

(11) Net Income (Loss) Per Share

The following reconciles the basic and diluted net income per share calculations.

	For the years ended
	Dec. 27	Dec. 28	Dec. 29,
	2014	2013	2012
Basic Computation:
Numerator:
Net income (loss)	$1,002,768	$966,455	($1,522,028)
Denominator:
Weighted average
common shares
outstanding	13,096,183	12, 985,107	12,869,618
Basic net income (loss) per share	$0.08	$0.07	($0.12)
Diluted Computation:
Numerator:
Net income (loss)	$1,002,768	$966,455	($1,522,028)
Denominator:
Weighted average
common shares
outstanding	13,096,183	12, 985,107	12, 869,618
Stock options	606,882	280,379	—

Total shares	13,703,005	13,265,486	12, 869,618

Diluted net income (loss) per share	$0.07	$0.07	($0.12)

(12) Allowance for Doubtful Accounts

Activity in the allowance for doubtful account was as follows for fiscal years 2014, 2013, and 2012:

	2014	2013	2012
Beginning balance	$10,000	$10,000	$10,000
Provision for bad debt	—	—	—
Charge-offs	—	—	—

Ending balance	$10,000	$10,000	$10,000