Form 10-Q
period 2015-03-28
CPS TECHNOLOGIES CORP/DE/
filed 2015-05-11
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 28, 2015
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
[ ] Yes       [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Number of shares of common stock outstanding as of April 23, 2015: 13,165,019.

PART I  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)

	March 28,	December 27,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$2,171,974	$2,305,580
Accounts receivable-trade, net	4,084,110	3,589,191
Inventories, net	2,533,671	2,528,954
Prepaid expenses and other current assets	205,394	166,783
Deferred taxes	666,448	682,968

Total current assets	9,661,597	9,273,476

Property and equipment:
Production equipment	8,179,447	8,085,095
Furniture and office equipment	404,856	404,856
Leasehold improvements	832,410	759,819

Total cost	9,416,713	9,249,770
Accumulated depreciation and amortization	(8,189,591)	(8,047,561)
Construction in progress	485,986	555,334

Net property and equipment	1,713,108	1,757,543

Deferred taxes, non-current portion	1,606,777	1,617,497

Total Assets	$12,981,482	$12,648,516

See accompanying notes to financial statements.

(continued)

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(concluded)

LIABILITIES AND STOCKHOLDERS’	March 28,	December 27,
EQUITY	2015	2014

Current liabilities:
Accounts payable	1,686,928	1,352,418
Accrued expenses	886,237	1,049,616

Total current liabilities	2,573,165	2,402,034

Commitments (note 9)
Stockholders’ equity:
Common stock, $0.01 par value,
authorized 20,000,000 and 15,000,000 shares;
issued 13,334,792 and 13,293,092 shares;
outstanding 13,165,019 and 13,144,489 shares;
at March 28, 2015 and December 27, 2014, respectively	133,348	132,931
Additional paid-in capital	34,913,344	34,763,698
Accumulated deficit	(24,241,777)	(24,315,564)
Less cost of 169,773 and 148,603 common shares repurchased
at March 28, 2015 and December 27, 2014, respectively	(396,598)	(334,583)

Total stockholders’ equity	10,408,317	10,246,482

Total liabilities and stockholders’
equity	$12,981,482	$12,648,516

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Income (Unaudited)

	Fiscal Quarter Ended
	March 28,	March 29,
	2015	2014
Revenues:
Product sales	$5,248,012	$5,952,080
Research and development under
cooperative agreement	42,254	33,971
Total revenues	5,290,266	5,986,051
Cost of product sales	4,119,931	4,419,360
Cost of research and development
under cooperative agreement	34,970	28,322
Gross Margin	1,135,365	1,538,369
Selling, general, and
administrative expense	1,012,838	1,125,788
Income from operations	122,527	412,581
Interest expense, net	—	(962)
Income before taxes	122,527	411,619
Income tax provision	48,740	164,000
Net income	$73,787	$247,619
Net income per
basic common share	$0.01	$0.02
Weighted average number of
basic common shares
outstanding	13,147,672	13,069,577
Net income per
diluted common share	$0.01	$0.02
Weighted average number of
diluted common shares
outstanding	13,731,364	13,696,583

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Cash Flows (Unaudited)

	Fiscal Quarter Ended
	March 28,	March 29,
	2015	2014

Cash flows from operating activities:
Net income	$73,787	$247,619
Adjustments to reconcile net income
to cash provided by (used) in operating activities:
Depreciation and amortization	142,030	150,547
Share-based compensation	66,347	72,448
Deferred taxes	48,740	164,000
Excess tax benefit from stock options exercised	(21,500)	(17,286)
Changes in:
Accounts receivable-trade	(494,919)	(1,589,931)
Inventories	(4,717)	(25,283)
Prepaid expenses and other current assets	(38,611)	19,665
Accounts payable	334,510	410,324
Accrued expenses	(163,379)	(40,600)

Net cash used in operating activities	(57,712)	(608,497)

Cash flows from investing activities:
Purchases of property and equipment	(97,595)	(106,806)

Net cash used in investing
activities	(97,595)	(106,806)

Cash flows from financing activities:
Payment of capital lease obligations	—	(20,524)
Excess tax benefit from stock options exercised	21,500	17,286
Proceeds from issuance of common stock	62,216	48,297
Repurchase of common stock	(62,015)	(44,091)

Net cash provided by
financing activities	21,701	968

Net decrease in cash and cash equivalents	(133,606)	(714,335)
Cash and cash equivalents at beginning of period	2,305,580	1,571,054

Cash and cash equivalents at end of period	$2,171,974	$856,719

Supplemental cash flow information:
Cash paid for taxes, net of refunds	$—	$27,456
Interest paid	$—	$962

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

The Company’s balance sheet at December 27, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Registrant’s Annual Report on Form 10-K for the year ended December 27, 2014.

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

The following table presents the calculation of both basic and diluted earnings per share (“EPS”):

	For periods ended
	March 28,	March 29,
	2015	2014

Basic EPS Computation:
Numerator:
Net income	$73,787	$247,619
Denominator:
Weighted average
common shares
Outstanding	13,147,672	13,069,577
Basic EPS	$0.01	$0.02
Diluted EPS Computation:
Numerator:
Net income	$73,787	$247,619
Denominator:
Weighted average
common shares
Outstanding	13,147,672	13,069,577
stock options	583,692	627,006
Total Shares	13,731,364	13,696,583
Diluted EPS	$0.01	$0.02

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

            During the quarters ended March 28, 2015 and March 29, 2014, a total of 123,500 and 108,500 stock options, respectively  were granted to employees under the Company’s 2009 Stock Incentive Plan (the “Plan) and a total of 45,000 and 30,000 stock options were granted to outside directors, respectively.

            During the quarters ended March 28, 2015 and March 29, 2014 the Company issued 41,700 and 32,900 shares, respectively as a result of employee option exercises. During the quarters ended March 28, 2015 and March 29, 2014 there were no expired stock options.

            During the quarters ended March 28, 2015 and March 29, 2014 the Company repurchased 21,170 and 14,964 shares, respectively from employees to facilitate their exercise of stock options.

As of March 28, 2015, there was $623 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a weighted average period of 2.88 years.

During the quarters ended March 28, 2015 and March 29, 2014, the Company recognized $66,347 and $72,448, respectively as shared-based compensation expense related to previously granted shares under the Plan.

(5)        Inventories

Inventories consist of the following:

	March 28,	December 27,
	2015	2014

Raw materials	$575,444	$464,243
Work in process	1,141,234	998,209
Finished goods	1,217,493	1,467,002

Gross inventory	2,934,171	2,929,454
Reserve for obsolescence	(400,500)	(400,500)

Inventories, net	$2,533,671	$2,528,954

(6)        Accrued Expenses

Accrued expenses consist of the following:

	March 28,	December 27,
	2015	2014

Accrued legal and accounting	$69,807	$83,307
Accrued payroll and related	580,055	749,019
Accrued other	220,849	201,956
Accrued income taxes	15,526	15,334

Total accrued expenses	$886,237	$1,049,616

The accrued payroll and related at March 28, 2015 and December 27, 2014 includes $35 thousand  and $110 thousand, respectively for 401k company match and $55 thousand and $313 thousand, respectively for incentive bonuses.

(7)        Line of Credit and Equipment Lease Facility Agreements

In early May 2014, the Company renewed its $2 million revolving line of credit (“LOC”) and $500 thousand of an equipment finance facility (“Lease Line”) with Santander Bank.  Both agreements mature in May 2015.  The LOC is secured by the accounts receivable and other assets of the Company, has an interest rate of prime plus one half of percent (.05%) and a one-year term.  The LOC and the Lease Line are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the line of credit that require the Company to maintain a targeted debt to equity and current ratio. At March 28, 2015, the Company was in compliance with existing covenants.

At March 28, 2015, the Company had no borrowing under its Lease Line.  In addition at March 28, 2015 the Company had no borrowings under the LOC while its borrowing base at the time would have permitted borrowings up to the full $2 million of the LOC.

(8)        Income Taxes

            At December 27, 2014, the Company had approximately $750,000 of net operating loss carryforwards available to offset future income for U.S. Federal income tax purpose.

The Company recorded a tax expense of $38,020 for federal income taxes and $10,720 for state income taxes during the quarter ended March 28, 2015.

The Company has a current and non-current deferred tax asset aggregating $2,273,225 and $2,300,465 on the Company’s balance sheet at March 28, 2015 and December 27, 2014, respectively.  A valuation allowance is required to be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining deferred tax assets and as such no valuation allowance has been provided against the deferred tax asset.

(9)        Commitment

The Company entered into a 10-year lease for the Norton facilities effective on March 1, 2006. The leased facilities comprise approximately 38 thousand square feet. In January 2015 this lease was amended to extended the lease to February 28, 2017.  In addition in this amendment the Company obtained two, one-year options which, if fully exercised, would enable it to continue to lease through February 28, 2019. The lease is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities.  The Company also has an option to buy the property and a first right of refusal during the term of the lease.  Annual rental payments are $100 thousand in year one increasing to $152 thousand at the end of the extended term.

In February 2011, the Company entered into a lease for an additional 13.8 thousand square feet in Attleboro, MA. The lease term is for one year and has an option to extend the lease for five additional one-year periods. Monthly rent, which includes utilities, is $6,900. The Company renewed the lease in 2013 for one additional year and also obtained two years of additional options which could extend the Company use through February 2019.  In October 2014, the Company exercised its option to extend the lease through the end of February 2016.

(10)       Subsequent Events

            In April 2015, the Company renewed its $2 million revolving line of credit (“LOC”) and $500 thousand of an equipment finance facility (“Lease Line”) with Santander Bank.

ITEM 2       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the financial statements of the Company and notes thereto included in this report and the Company’s Annual Report on Form 10-K for the year ended December 27, 2014.

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

Critical Accounting Policies

            The critical accounting policies utilized by the Company in preparation of the accompanying financial statements are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 27, 2014, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  There have been no material changes to these policies since December 27, 2014.

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

Results of Operations for the First Fiscal Quarter of 2015 (Q1 2015) Compared to the First Fiscal Quarter of 2014 (Q1 2014); (all $ in 000’s)

Total revenue was $5,290 in Q1 2015, a 12% decrease compared with total revenue of $5,986 generated in Q1 2014. This decrease was due in large part to the sales of baseplates for traction products and, to a lesser degree, the sales of dissolvable ball sealers used in fracking oil and gas wells.

Gross margin in Q1 2015 totaled $1,135 or 21% of sales.  In Q1 2014, gross margin totaled $1,538, 26% of sales.   This reduction in the gross margin percentage was due largely to the decrease in sales volume and to price decreases of approximately $ 200, offset in part by manufacturing efficiencies.

Selling, general and administrative (SG&A) expenses were $1,013 in Q1 2015, down 10% compared with SG&A expenses of $1,126 in Q1 2014.  This decrease was primarily due to a reduction in  sales and marketing activities, including commissions, travel, and conference fees.

Primarily as a result of lower revenues, the Company experienced a decline in operating profit to $123 and net income to $74 in Q1 2015 compared with an operating profit of $413 and net income of $248 in the same quarter of 2014.

Liquidity and Capital Resources (all $ in 000’s unless noted)

The Company’s cash and cash equivalents at March 28, 2015 totaled $2,172.  This compares to cash and cash equivalents at December 27, 2014 of $2,306. The decrease in cash was due primarily to a  $495 increase in receivables due to the fact that an unusually high portion of sales during Q4, 2014 were collected during the fourth quarter of that year. This reduction is cash was offset in part by earnings from operations of $123 plus non-cash expenses and an increase in payables and accruals of $171.

Accounts receivable at March 28, 2015 totaled $4.1 million compared with $3.6 million at December 27, 2014. Days Sales Outstanding (DSOs) increased from an unusually low 54 days at the end of 2014 to a more typical 69 days at the end of Q1 2015.  During Q4 of 2014, sales were weighted toward the front end of the quarter resulting in more collections during the quarter and fewer receivables than normal at quarter end. The accounts receivable balances at December 27, 2014, and March 28, 2015 were both net of an allowance for doubtful accounts of $10.

Inventories totaled $2.5 million at March 28. 2015, flat with inventory levels at December 27,

2014. The inventory turnover in 2014 was 7.1 times (based on a 5 point average) and decreased to 6.8 times for the most recent four quarters ending Q1 2015.

All consigned inventory is shipped under existing purchase orders and per customers’ requests. Of the inventory of $2.5 million at March 28, 2015, $754 thousand was located at customers’ locations pursuant to consigned inventory agreements. Of the total inventory of $2.5 million at December 27, 2014, $1.0 million was located at customers’ locations pursuant to consigned inventory agreements.

The Company financed its working capital during Q1 2015 with a combination of cash balances and funds generated from operations.  The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2015 from a combination of operating cash flow, existing cash balances and borrowings under its line of credit, if necessary.

The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its business objectives.

Contractual Obligations

In April 2015, the Company renewed its $2 million revolving line of credit (“LOC”) and $500 thousand of an equipment finance facility (“Lease Line”) with Santander Bank.   Both agreements mature in May 2016.  The LOC is secured by the accounts receivable and other assets of the Company, has an interest rate of “prime” and a one-year term. Under the terms of the agreement, the Company is required to maintain its operating accounts with Santander Bank. The LOC and the Lease Line are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the line of credit that require the Company to maintain a targeted coverage ratio as well as targeted debt to equity and current ratios. At March 28, 2015, the Company was in compliance with all covenants.  At March 28, 2015 the Company had no borrowings under either the LOC or the capital lease line.  Further, the Company’s  borrowing base at the time would have permitted  $2.0 million to have been borrowed under the LOC.

The covenants with Santander Bank are identical for the line of credit and equipment financing facility. The covenant requirements are shown below together with the actual ratios achieved:

Covenant	Requirement	Actual
Debt Service Coverage Ratio	Minimum of $1.25	16
Current Ratio	Minimum of 1.5X	3.5
Liabilities to Tangible Net Worth	Maximum of 1.0X	0.3
Borrowings under the lease line	Maximum of $500K	None
Borrowings under the line of credit	Maximum of $2.000K	None
	*(based on receivables at 3/28/2015)

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

As of March 28, 2015 the Company had $486 thousand of construction in progress.  The Company intends to finance production equipment in construction in progress and outstanding commitments under the lease agreement with existing cash balances and funds generated by operations.

The Company entered into a 10-year lease for the Norton facilities effective on March 1, 2006. The leased facilities comprise approximately 38 thousand square feet. In January 2015 this lease was amended to extended the lease to February 28, 2017.  In addition in this amendment the Company obtained two, one-year options which, if fully exercised, would enable it to continue to lease through February 28, 2019. The lease is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities.  The Company also has an option to buy the property and a first right of refusal during the term of the lease.  Annual rental payments are $100 thousand in year one increasing to $152 thousand at the end of the extended term.

In February 2011, the Company entered into a lease for an additional 13.8 thousand square feet in Attleboro, MA. The lease term is for one year and has an option to extend the lease for five additional one-year periods. Monthly rent, which includes utilities, is $6,900. The Company renewed the lease in 2013 for one additional year and also obtained two years of additional options which could extend the Company use through February 2019.  In October 2014, the Company exercised its option to extend the lease through the end of February 2016.

The Company’s contractual obligations at March 28, 2015, not including unexercised options to extend, consist of the following:

		Payments Due by Period
		Remaining in	FY 2016 -
	Total	FY 2015	FY 2017	FY 2018 -
Operating lease obligation for facilities	$361,100	$ 176,400	$ 184,700	$ --

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

PART II OTHER INFORMATION

ITEM 1             LEGAL PROCEEDINGS
            None.

ITEM 1A           RISK FACTORS
            There have been no material changes to the risk factors as discussed in our 2014 Form 10-K.

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

Exhibit 32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(b)           Reports on Form 8-K:

On March 5, 2015 the Company filed a report on Form 8-K relating to the announcement of its financial results for the year ended December 27, 2014 as presented in a press release dated March 3, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPS TECHNOLOGIES CORPORATION
(Registrant)

Date:    May 11, 2015
/s/        Grant C. Bennett
Grant C. Bennett
Chief Executive Officer

Date:    May 11, 2015

/s/        Ralph M. Norwood

Ralph M. Norwood

Chief Financial Officer