Form 10-Q
period 2015-06-27
CPS TECHNOLOGIES CORP/DE/
filed 2015-08-10
CIK 814676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 27, 2015
or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from          to

Commission file number          0-16088

CPS TECHNOLOGIES CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdictionof Incorporation or Organization)	04-2832509 (I.R.S. EmployerIdentification No.)
111 South Worcester Street Norton MA (Address of principal executive offices)	02766-2102 (Zip Code)

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
[ ] Yes       [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Number of shares of common stock outstanding as of July 21, 2015: 13,195,841.

PART I  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)

	June 27,	December 27,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$2,753,269	$2,305,580
Accounts receivable-trade, net	3,840,398	3,589,191
Inventories, net	2,800,912	2,528,954
Prepaid expenses and other current assets	91,537	166,783
Deferred taxes	609,847	682,968

Total current assets	10,095,963	9,273,476

Property and equipment:
Production equipment	8,267,761	8,085,095
Furniture and office equipment	409,792	404,856
Leasehold improvements	832,410	759,819

Total cost	9,509,963	9,249,770
Accumulated depreciation
and amortization	(8,336,032)	(8,047,561)
Construction in progress	465,793	555,334

Net property and equipment	1,639,724	1,757,543

Deferred taxes, non-current portion	1,617,497	1,617,497

Total assets	$13,353,184	$12,648,516

See accompanying notes to financial statements.

(continued)

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(concluded)

LIABILITIES AND STOCKHOLDERS`	June 27,	December 27,
EQUITY	2015	2014

Current liabilities:
Accounts payable	1,806,435	1,352,418
Accrued expenses	920,994	1,049,616

Total current liabilities	2,727,429	2,402,034

Commitments (note 9)
Stockholders` equity:
Common stock, $0.01 par value,
authorized 20,000,000 and 15,000,000 shares;
issued 13,406,292 and 13,293,092 shares;
outstanding 13,195,841 and 13,144,489 shares;
at June 27, 2015 and December 27, 2014, respectively	134,063	132,931
Additional paid-in capital	35,117,510	34,763,698
Accumulated deficit	(24,127,945)	(24,315,564)
Less cost of 210,451 and 148,603 common shares
repurchased at June 27, 2015 and December 27, 2014,
respectively	(497,873)	(334,583)

Total stockholders` equity	10,625,755	10,246,482

Total liabilities and stockholders`
equity	$13,353,184	$12,648,516

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014

Revenues:
Product sales	$5,635,889	$5,130,022	$10,883,901	$11,082,102
Research and development
under cooperative agreement	—	4,640	42,254	38,611

Total revenues	5,635,889	5,134,662	10,926,155	11,120,713
Cost of product sales	4,336,853	4,072,492	8,456,784	8,491,852
Cost of research and development
under cooperative agreement	—	3,834	34,970	32,156

Gross Margin	1,299,036	1,058,336	2,434,401	2,596,705
Selling, general, and
administrative expense	1,112,295	1,153,214	2,125,133	2,279,002

Operating income (loss)	186,741	(94,878)	309,268	317,703
Interest income (expense), net	851	(539)	851	(1,501)

Net income (loss) before
income tax expense (benefit)	187,652	(95,417)	310,119	316,202
Income tax expense (benefit)	73,760	(38,000)	122,500	126,000

Net income (loss)	$113,832	($57,417)	$187,619	$190,202

Net income (loss) per
basic common share	$0.01	$0.00	$0.01	$0.01

Weighted average number of
basic common shares
outstanding	13,178,297	13,084,968	13,162,984	13,077,273

Net income (loss) per
diluted common share	$0.01	$0.00	$0.01	$0.01

Weighted average number of
diluted common shares
outstanding	13,627,346	13,084,968	13,679,355	13,705,570

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 27,	June 28,
	2015	2014

Cash flows from operating activities:
Net income	$187,619	$190,202
Adjustments to reconcile net income
to cash provided by (used in) operating activities:
Depreciation and amortization	288,471	301,817
Share-based compensation	142,074	156,344
Deferred taxes	122,500	126,000
Excess tax benefit from stock options exercised	(49,379)	(19,956)
Changes in:
Accounts receivable-trade, net	(251,206)	(548,498)
Inventories	(271,958)	(597,893)
Prepaid expenses and other current assets	75,246	67,755
Accounts payable	454,016	350,617
Accrued expenses	(128,622)	(171,235)

Net cash provided by (used in) operating
activities	568,762	(144,847)

Cash flows from investing activities:
Purchases of property and equipment	(170,652)	(264,501)

Net cash used in investing
activities	(170,652)	(264,501)

Cash flows from financing activities:
Payment of capital lease obligations	—	(41,274)
Proceeds from issuance of common stock	163,490	55,947
Excess tax benefit from stock options exercised	49,379	19,956
Repurchase of common stock	(163,290)	(51,741)

Net cash provided by (used in)
financing activities	49,579	(17,112)

Net increase (decrease) in cash and cash equivalents	447,689	(426,460)
Cash and cash equivalents at beginning of period	2,305,580	1,571,054

Cash and cash equivalents at end of period	$2,753,269	$1,144,594

Supplemental cash flow information:
Cash paid for taxes	$15,456	$34,706
Interest paid	$—	$1,501

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

The following table presents the calculation of both basic and diluted earnings per share (“EPS”):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014

Basic EPS Computation:
Numerator:
Net income (loss)	$113,832	$(57,417)	$187,619	$190,202
Denominator:
Weighted average
Common shares
Outstanding	13,178,297	13,084,968	13,162,984	13,077,273
Basic EPS	$0.01	$0.00	$0.01	$0.01
Diluted EPS Computation:
Numerator:
Net income (loss)	$113,832	$(57,417)	$187,619	$190,202
Denominator:
Weighted average
Common shares
Outstanding	13,178,297	13,084,968	13,162,984	13,077,273
Dilutive effect of stock options	449,049	—	516,371	628,297
Total Shares	13,627,346	13,084,968	13,679,355	13,705,570
Diluted EPS	$0.01	$0.00	$0.01	$0.01

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

There were no stock options granted under the Plan during the quarter ended June 27, 2015 or June 28, 2014.

During the quarters ended June 27, 2015 and June 28, 2014 the Company issued 71,500 and 5,000, respectively, as a result of option exercises. No stock options expired during the quarters ended June 27, 2015 or June 28, 2014.

During the quarter ended June 27, 2015 and June 28, 2014 the Company repurchased 40,678 and 2,550 shares, respectively, from employees to facilitate their exercise of stock options.

During the three and six months ended June 27, 2015, the Company recognized $75,727 and $142,074, respectively, as shared-based compensation expense related to previously granted shares under the Plan. A tax benefit of $27,879 and $49,379 was recognized as additional paid in capital in the three and six months ended June 27, 2015, respectively, resulting from the excess tax benefit of option exercises.

During the three and six months ended June 28, 2014, the Company recognized $83,897 and $156,344, respectively, as shared-based compensation expense related to previously granted shares under the Plan. A tax benefit of $2,670 and $19,956 was recognized as additional paid in capital in the three and six months ended June 28, 2014, resulting from the excess tax benefit of option exercises.

(5)  Inventories

Inventories consist of the following:

	June 27,	December 27,
	2015	2014

Raw materials	$538,072	$464,243
Work in process	1,397,302	998,209
Finished goods	1,271,039	1,467,002

Total inventory	3,206,413	2,929,454
Reserve for obsolescence	(405,500)	(400,500)

Inventories, net	$2,800,912	$2,528,954

(6)  Accrued Expenses

Accrued expenses consist of the following:

	June 27,	December 27,
	2015	2014

Accrued legal and accounting	$82,350	$83,307
Accrued payroll	638,277	749,019
Accrued other	184,841	201,956
Accrued income tax	15,526	15,334

	$920,994	$1,049,616

(7)  Line of Credit and Equipment Lease Facility Agreements

In early May 2015, the Company renewed its $2 million revolving line of credit (“LOC”) and $500 thousand of an equipment finance facility (“Lease Line”) with Santander Bank.   Both agreements mature in May 2016.  The LOC is secured by the accounts receivable and other assets of the Company, has an interest rate of prime and a one-year term. Under the terms of the agreement, the Company is required to maintain its operating accounts with Santander Bank. The LOC and the Lease Line are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the LOC that require the Company to maintain a targeted coverage ratio as well as targeted debt to equity and current ratios. At June 27, 2015, the Company was in compliance with all existing covenants.  At June 27, 2015, the Company had not utilized the equipment finance facility and therefore had $500 thousand available.   At June 27, 2015 the Company had no borrowings under this LOC and its borrowing base at the time would have permitted an additional $2.0 million to have been borrowed.

(8)  Income Taxes

At December 27, 2014, the Company had approximately $750,000 of net operating loss carryforwards available to offset future income for U.S. Federal income tax purpose.

The Company has a current and non-current deferred tax asset aggregating $2,227,344 and $2,300,465 on the Company’s balance sheet at June 27, 2015 and December 27, 2014, respectively.  A valuation allowance is required to be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining deferred tax assets and as such no valuation allowance has been provided against the deferred tax asset.

The Company recorded a tax expense of $57,500 and $95,520 for federal income taxes and a tax expense of $16,260 and $26,980 for state income taxes during the three and six months ended June 27, 2015, respectively. The Company recorded a tax benefit of $30 thousand and a tax expense of $98 thousand for federal income taxes and a tax benefit of $8 thousand and a tax expense of $28 thousand for state income taxes during the three and six months ended June 28, 2014, respectively.

(9)  Commitments

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

Results of Operations for the Second Fiscal Quarter of 2015 (Q2 2015) Compared to the Second Fiscal Quarter of 2014 (Q2 2014); (all $ in 000s)

Total revenue was $5,636 in Q2 2015, a 10% increase compared with total revenue of $5,135 in Q2 2014. This increase was due in large part to sales of baseplates and an increase in the sale of hermetic packages, offset in part by price decreases of approximately $400.

Gross margin in Q2 2015 totaled $1,299 or 23% of sales.  In Q2 2014, gross margin was $1,058 or 21% of sales.   This increase in margin was due to higher sales volume and, to a lesser degree, manufacturing efficiencies, offset in part by price reductions.

Selling, general and administrative expenses (SG&A) were $1,112 in Q2 2015, down 4% compared with SG&A expenses of $ 1,153 in Q2 2014.  This decrease was due to a reduction in marketing expenses and, to a lesser degree, lower legal fees, offset in part by fees for listing on NASDAQ and expenses associated with sales activities in China.

 Primarily as a result of an increase in sales, the Company generated an operating profit of $187,     compared with an operating loss of $95 in the same quarter last year.  Net income for Q2 2015 totaled $114 versus a net loss of $57 in Q2 2014.

Results of Operations for the First Six Months of 2015  Compared to the First Six Months of 2014 (all $ in 000s)

Total revenue was $10,926 in the first half of 2015, a 2% decrease compared with total revenue of $11,121 in the first six months of 2014. This decrease was due to price reductions of approximately $600, offset in part by increases in the sale of hermetic packages and, to a lesser degree, higher sales of baseplates.

Gross margin in the first six months of 2015 totaled $2,434 or 22% of sales.  In the first six months of 2014 gross margin totaled $2,597 or 23% of sales.   This decrease was due to price decreases, offset in part by increases in unit sales and manufacturing efficiencies.

Selling, general and administrative (SG&A) expenses were $2,125 during the first six months of 2015, down 7% compared with SG&A expenses of $2,279 in the first six months of 2014.  This decrease was due principally to a reduction in sales and marketing activities, including travel, conference fees and sales commissions.

In the first six months of 2015 the Company earned an operating profit of $310 compared with an operating profit of $318 in the same period last year.  Net income for the first six months of 2015 totaled $188 versus net income of $190 in the first six months of 2014.

The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its business objectives.

Liquidity and Capital Resources (all $ in 000s unless noted)

The Company’s cash and cash equivalents at June 27, 2015 totaled $2,753.  This compares to cash and cash equivalents at December 27, 2014 of $2,306. The increase in cash was due primarily to an increase in earnings from operations.

Accounts receivable at June 27, 2015 totaled $3.8 million compared with $3.6 million at December 27, 2014. Days Sales Outstanding (DSOs) increased from an unusually low 54 days at the end of 2014 to a more typical 61 days at the end of Q2, 2015.  During Q4 of 2014, sales were weighted toward the front end of the quarter resulting in more collections during the quarter and fewer receivables than normal at quarter end. The accounts receivable balances at December 27, 2014, and June 27, 2015 were both net of an allowance for doubtful accounts of $10.

Inventories totaled $2.8 million at June 27, 2015, compared with inventories of $2.5 million at

December 27, 2014. This increase was due in part to the decision to manufacture baseplates scheduled for delivery in the first part of Q3 2015 before the annual plant shutdown in July. The inventory turnover in 2014 was 7.1 times (based on a 5 point average) and 6.6 times for the most recent four quarters ending Q2 2015.

All consigned inventory is shipped under existing purchase orders and per customers’ requests. Of the inventory of $ 2.8 million at June 27, 2015, $ 1.1 million was located at customers’ locations pursuant to consigned inventory agreements. Of the total inventory of $2.5 million at December 27, 2014, $ 1.0 million was located at customers’ locations pursuant to consigned inventory agreements.

The Company financed its working capital during Q2 2015 with a combination of cash balances and funds generated from operations.  The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2015 from a combination of operating cash flow, existing cash balances and borrowings under its line of credit, if necessary.

Contractual Obligations

In early May 2015, the Company renewed its $2 million revolving line of credit (“LOC”) and $500 thousand of an equipment finance facility (“Lease Line”) with Santander Bank.   Both agreements mature in May 2016.  The LOC is secured by the accounts receivable and other assets of the Company, has an interest rate of prime and a one-year term. Under the terms of the agreement, the Company is required to maintain its operating accounts with Santander Bank. The LOC and the Lease Line are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the LOC that require the Company to maintain a targeted coverage ratio as well as targeted debt to equity and current ratios. At June 27, 2015, the Company was in compliance with all existing covenants.  At June 27, 2015, the Company had not utilized the equipment finance facility and therefore had $500 thousand available.   At June 27, 2015 the Company had no borrowings under this LOC and its borrowing base at the time would have permitted an additional $2.0 million to have been borrowed.

The financial covenants with Santander Bank are identical for the LOC and Lease Line. The covenant requirements are shown below together with the actual ratios achieved:

Covenant	Requirement	Actual
Debt Service Coverage Ratio	Minimum of 1.25	37
Current Ratio	Minimum of 1.5X	3.7X
Liabilities to Tangible Net Worth	Maximum of 1.0X	0.3X

Borrowings under the lease line	Maximum of $500K	None
Borrowings under the line of credit*	Maximum of $2M	None
*(based on receivables at 6/27/15)

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

As of June 27, 2015 the Company had $466 thousand of construction in progress.  The Company intends to finance production equipment in construction in progress and outstanding commitments under the lease agreement, with existing cash balances and funds generated by operations.

The Company entered into a 10-year lease for the Norton facilities effective on March 1, 2006. The leased facilities comprise approximately 38 thousand square feet. In January 2015 this lease was amended to extend the lease to February 28, 2017.  In addition in this amendment the Company obtained two, one-year options which, if fully exercised, would enable it to continue to lease through February 28, 2019. The lease is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities.  The Company also has an option to buy the property and a first right of refusal during the term of the lease.  Annual rental payments are $100 thousand in year one increasing to $152 thousand at the end of the extended term.

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

The Company’s contractual obligations at June 27, 2015 consist of the following:

		Payments Due by Period
	Remaining in	FY 2016 -
	Total	FY 2015	FY 2017	FY 2018 -
Operating lease obligation for facilities	$302,300	$117,600	$184,700	$—

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

PART II OTHER INFORMATION

ITEM 1             LEGAL PROCEEDINGS
            None.

ITEM 1A           RISK FACTORS
            There have been no material changes to the risk factors as discussed in our 2014 Form 10-K

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

Exhibit 32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(b)           Reports on Form 8-K:

On May 6, 2015 the Company filed a report on Form 8-K of its earnings report for the fiscal first quarter ended March 28, 2015.

On May 6, 2015 the Company filed a report on Form 8-K which included a transcript of the Company’s conference call held on May 1, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPS TECHNOLOGIES CORPORATION
(Registrant)

Date:    August 10, 2015
/s/        Grant C. Bennett
Grant C. Bennett
Chief Executive Officer

Date:    August 10, 2015

/s/        Ralph M. Norwood

Ralph M. Norwood

Chief Financial Officer