Form 10-Q
period 2015-09-26
CPS TECHNOLOGIES CORP/DE/
filed 2015-11-06
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended  September 26, 2015
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
[ ] Yes       [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Number of shares of common stock outstanding as of October 21, 2015: 13,197,918.

PART I  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(continued on next page)

	September 26,	December 27,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$3,114,458	$2,305,580
Accounts receivable-trade, net	3,705,694	3,589,191
Inventories, net	2,611,397	2,528,954
Prepaid expenses and other current assets	101,343	166,783
Deferred taxes	602,847	682,968

Total current assets	10,135,739	9,273,476

Property and equipment:
Production equipment	8,289,027	8,085,095
Furniture and office equipment	409,793	404,856
Leasehold improvements	832,410	759,819

Total cost	9,531,230	9,249,770
Accumulated depreciation
and amortization	(8,453,699)	(8,047,561)
Construction in progress	573,891	555,334

Net property and equipment	1,651,422	1,757,543

Deferred taxes, non-current portion	1,617,497	1,617,497

Total assets	$13,404,658	$12,648,516

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(concluded)

	September 26,	December 27,
	2015	2014
LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable	1,621,216	1,352,418
Accrued expenses	1,064,659	1,049,616

Total current liabilities	2,685,875	2,402,034

Commitments (note 9)
Stockholders’ equity:
Common stock, $0.01 par value,
authorized 20,000,000 and 15,000,000 shares;
issued 13,412,292 and 13,293,092 shares;
outstanding 13,197,918 and 13,144,489 shares;
at September 26, 2015 and December 27, 2014,
respectively	134,122	132,931
Additional paid-in capital	35,211,410	34,763,698
Accumulated deficit	(24,119,696)	(24,315,564)
Less cost of 214,374 and 148,603 common shares
repurchased at September 26, 2015 and December 27, 2014,
respectively	(507,053)	(334,583)

Total stockholders equity	10,718,783	10,246,482

Total liabilities and stockholders
equity	$13,404,658	$12,648,516

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Income (Unaudited)

	Fiscal Quarters Ended		Nine month Periods Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
	2015	2014	2015	2014

Revenues:
Product sales	$5,423,107	$5,984,623	$16,307,008	$17,066,725
Research and development
under cooperative agreement	—	85,607	42,254	124,218

Total Revenues	5,423,107	6,070,230	16,349,262	17,190,943
Cost of product sales	4,448,991	4,658,194	12,905,775	13,150,046
Cost of research and development
under cooperative agreement	—	72,861	34,970	105,017

Gross Margin	974,116	1,339,175	3,408,517	3,935,880
Selling, general and
administrative expense	960,321	1,017,811	3,085,454	3,296,813

Operating income	13,795	321,364	323,063	639,067
Interest income (expense), net	1,454	(299)	2,305	(1,800)

Net income before income
tax expense	15,249	321,065	325,368	637,267
Income tax expense	7,000	127,000	129,500	253,000

Net income	$8,249	$194,065	$195,868	$384,267

Net income per
basic common share	$0.00	$0.01	$0.01	$0.03

Weighted average number of
basic common shares
outstanding	13,197,827	13,091,819	13,174,598	13,082,135

Net income per
diluted common share	$0.00	$0.01	$0.01	$0.03

Weighted average number of
diluted common shares
outstanding	13,611,956	13,737,953	13,656,888	13,716,378

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Cash Flows (Unaudited)

	Nine Month Periods Ended
	September 26,	September 27,
	2015	2014

Cash flows from operating activities:
Net income	$195,868	$384,267
Adjustments to reconcile net income
to cash provided by (used in) operating activities
Depreciation & amortization	406,138	425,001
Share-based compensation	226,853	240,240
Deferred taxes	129,500	253,000
Excess tax benefit from stock options exercised	(49,379)	(31,656)
Changes in:
Accounts receivable-trade, net	(116,503)	(1,690,189)
Inventories	(82,443)	(455,937)
Prepaid expenses	65,440	(14,793)
Accounts payable	268,798	675,975
Accrued expenses	15,043	95,011

Net cash provided by (used in) operating
activities	1,059,315	(119,081)

Cash flows from investing activities:
Purchases of property and equipment	(300,017)	(370,244)

Net cash used in investing
activities	(300,017)	(370,244)

Cash flows from financing activities:
Payment of capital lease obligations	—	(62,256)
Proceeds from issuance of common stock	172,671	66,309
Excess tax benefit from stock options exercised	49,379	31,656
Repurchase of common stock	(172,470)	(61,491)

Net cash used in
financing activities	49,581	(25,782)

Net increase (decrease) in cash and cash equivalents	808,879	(515,107)
Cash and cash equivalents at beginning of period	2,305,580	1,571,054

Cash and cash equivalents at end of period	$3,114,458	$1,055,947

Supplemental cash flow information:
Cash paid for taxes, net of refunds	$27,005	$34,706
Interest paid	$—	$1,811

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

The following table presents the calculation of both basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27
	2015	2014	2015	2014
Basic EPS Computation:
Numerator:
Net income	$8,249	$194,065	$195,868	$384,267
Denominator:
Weighted average
Common shares
Outstanding	13,197,827	13,091,819	13,174,598	13,082,135
Basic EPS	$0.00	$0.01	$0.01	$0.03
Diluted EPS Computation:
Numerator:
Net income	$8,249	$194,065	$195,868	$384,267
Denominator:
Weighted average
Common shares
Outstanding	13,197,827	13,091,819	13,174,598	13,082,135
Dilutive effect of stock options	414,129	646,134	482,290	634,243
Total Shares	13,611,956	13,737,953	13,656,888	13,716,378
Diluted EPS	$0.00	$0.01	$0.01	$0.03

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

There were no stock options granted under the Plan during the quarters ended September 26, 2015 and September 27, 2014.

During the quarters ended September 26, 2015 and September 27, 2014 the Company issued 6,000 and 15,400 shares, respectively, as a result of option exercises. No options expired during the quarters ended September 26, 2015 and September 27, 2014.

During the quarters ended September 26, 2015 and September 27, 2014 the Company repurchased 3,923 and 3,508 shares, respectively, from employees to facilitate their exercise of stock options.

During the three and nine months ended September 26, 2015 the Company recognized approximately $84 thousand and $227 thousand, respectively as share-based compensation expense related to previously granted shares under the Plan. A tax benefit of approximately $49 thousand was recognized as additional paid in capital in the nine months ended September 26, 2015 resulting from the excess tax benefit of option exercises.

During the three and nine months ended September 27, 2014 the Company recognized approximately $84 thousand and $240 thousand, respectively as share-based compensation expense related to previously granted shares under the Plan. A tax benefit of approximately $12 thousand and $32 thousand was recognized as additional paid in capital in the three and nine months ended  September 27, 2014, respectively resulting from the excess tax benefit of option exercises.

(5)  Inventories

Inventories consist of the following:

	September 26,	December 27,
	2015	2014

Raw materials	$525,047	$464,243
Work in process	1,314,127	998,209
Finished goods	1,182,723	1,467,002

Total inventory	3,021,897	2,929,454
Reserve for obsolescence	(410,500)	(400,500)

Inventories, net	$2,611,397	$2,528,954

(6)  Accrued Expenses

Accrued expenses consist of the following:

	September 26,	December 27,
	2015	2014

Accrued legal and accounting	$97,160	$83,307
Accrued payroll	791,788	749,019
Accrued other	171,734	201,956
Accrued income tax	3,977	15,334

	$1,064,659	$1,049,616

(7)  Line of Credit and Equipment Lease Facility Agreements

In early May 2014, the Company renewed its $2 million revolving line of credit (“LOC”) and $500 thousand of an equipment finance facility (“Lease Line”) with Santander Bank.   Both agreements mature in May 2016.  The LOC is secured by the accounts receivable and other assets of the Company, has an interest rate of prime and a one-year term. Under the terms of the agreement, the Company is required to maintain its operating accounts with Santander Bank. The LOC and the Lease Line are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the LOC that require the Company to maintain a targeted coverage ratio as well as targeted debt to equity and current ratios. At September 26, 2015, the Company was in compliance with all existing covenants.  At September 26, 2015, the Company had not utilized the equipment finance facility and therefore had $500 thousand available. At September 26, 2015 the Company had no borrowings under this LOC and its borrowing base at the time would have permitted an additional $1,728 thousand to have been borrowed.

(8)  Income Taxes

At December 27, 2014, the Company had approximately $750,000 of net operating loss carryforwards available to offset future income for U.S. Federal income tax purpose.

The Company has a current and non-current deferred tax asset aggregating $2,220,344 and $2,300,465 on the Company’s balance sheet at September 26, 2015 and December 27, 2014, respectively.  A valuation allowance is required to be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining deferred tax assets and as such no valuation allowance has been provided against the deferred tax asset.

The Company recorded a tax expense of $5,000 and $100,520 for federal income taxes and a tax expense of $2,000 and $28,980 for state income taxes during the three and nine months ended September 26, 2015, respectively. The Company recorded a tax expense of $99,500 and $197,500 for federal income taxes and a tax expense of $27,500 and $55,500 for state income taxes during the three and nine months ended September 27, 2014, respectively.

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

The Company’s products are generally used in high-power, high-reliability applications. These applications always involve energy use or energy generation and the Company’s products allow higher performance and improved energy efficiency. The Company is an important participant in the growing movement towards alternative energy and "green" lifestyles. For example, the Company’s products are used in mass transit, hybrid and electric cars, wind-turbines for electricity generation as well as routers and switches for the internet which in turn allows telecommuting

The Company’s primary advanced material solution is metal matrix composites (MMCs), a new class of materials which are a combination of metal and ceramic. CPS has a leading, proprietary position in metal matrix composites. Metal matrix composites have several superior properties compared to conventional materials including improved thermal conductivity, thermal expansion matching, stiffness and light weight which enable higher performance and higher reliability in our customers’ products.

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

Results of Operations for the Third Fiscal Quarter of 2015 (Q3 2015) Compared to the Third Fiscal Quarter of 2014 (Q3 2014); (all $ in 000’s)

Total revenue was $5,423 in Q3 2015, a 11% decrease compared with total revenue of $ 6,070 in Q3 2014. Revenues in Q3 last year included an initial shipment of nearly $300 for the development phase of the Advance Missile Defense Radar (“AMDR”) Program which was not repeated in this quarter.   In addition to the AMDR variance, the revenue shortfall was due to price reductions of approximately $200 and sales returns of approximately $200 associated with a new product.  In addition, the Company experienced a shift in mix as it experienced an increase in the sales of hermetic packages which were offset by a decrease in the sale of baseplates.

Gross margin in Q3 2015 totaled $974 or 18% of sales.  In Q3 2014, gross margin was $ 1,339 or 22% of sales.   This decline in margin was due largely to lower price reductions, sales returns and the AMDR sales variance, offset in part by manufacturing efficiencies.

Selling, general and administrative (SG&A) expenses were $960 in Q3 2015, 6% less than SG&A expenses of $ 1,018 in Q3 2014.  This decrease was due largely to lower accruals for bonuses and legal costs, offset in part by fees for listing on NASDAQ and expenses associated with marketing activities in China.

Operating profit for Q3 2015 totaled $15 compared with $321 in Q3 2014.  This decrease was primarily due to price reductions and sales returns offset in part by efficiencies in manufacturing and lower spending in SG&A.  Net income for Q3 2015 totaled $8 versus net income of $194 in Q3 2014.

Results of Operations for the First Nine Months of 2015 Compared to the First Nine Months of 2014 (all $ in 000’s)

Total revenue was $16,349 in the first nine months of 2015, a 5% decrease compared with total revenue of $17,191 in the first nine months of 2014. This decrease was largely due to price reductions of approximately $800.  In addition, the Company incurred a decrease of nearly $300 in AMDR sales and sales returns of $200, offset by unit sales increases, especially in hermetic packages.

Gross margin in the first nine months of 2015 totaled $3,410 or 21% of sales.  This compares with $3,936, or 23% of sales, generated during the first nine months of 2014.  This decline was due to a combination of price decreases and sales returns, offset, in part, by an improvement in manufacturing operations.

Selling, general and administrative (SG&A) expenses were $3,085 during the first nine months of 2015, down 6% compared with SG&A expenses of $ 3,297 incurred during  the first nine months of 2014.  This reduction was due principally to lower accruals for incentive compensation, 401K expenses and sales commissions, offset in part by an increase in costs associated with the listing on NASDAQ and marketing activities in China.

As a result of price decreases and sales returns offset in part by manufacturing efficiencies and lower spending in SG&A costs, the Company earned an operating profit of $323 in the first nine months of 2015, compared with an operating profit of $639 in the same period last year.  Net income for the first nine months of 2015 totaled $196 versus net income of $384 in the first nine months of 2014.

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

Liquidity and Capital Resources (all $ in 000’s unless noted)

The Company’s cash and cash equivalents at September 26, 2015 totaled $3,115 compared with cash and cash equivalents at December 27, 2014 of $2,306. This increase was due primarily to earnings from operations and, to a lesser extent, the fact that depreciation exceeded capital expenditures by approximately $100.

Accounts receivable at September 26, 2015 totaled $3,706 compared with $3,589 at December 27, 2014. Days Sales Outstanding (DSOs) increased from an unusually low 54 days at the end of 2014 to a more typical 61 days at the end of Q3, 2015.  During Q4 of 2014, sales were weighted toward the front end of the quarter resulting in more collections during the quarter and fewer receivables than normal at quarter end. The accounts receivable balances at December 27, 2014, and September 26, 2015 were both net of an allowance for doubtful accounts of $10.

Inventories totaled $2,611 at September 26, 2015, compared with inventories of $2,529 at December 27, 2014.  The inventory turnover in 2014 was 7.2 times (based on a 5 point average) and 6.6 times for the most recent four quarters ending Q3 2015.

All consigned inventory is shipped under existing purchase orders and per customers’ requests. Of the inventory of $2,611 at September 26, 2015, $792 was located at customers’ locations pursuant to consigned inventory agreements. Of the total inventory of $2,529 at December 27, 2014, $1,031 was located at customers’ locations pursuant to consigned inventory agreements.

The Company financed its working capital during Q3 2015 with a combination of cash balances and funds generated from operations.  The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2015 from a combination of operating cash flow, existing cash balances and borrowings under its line of credit, if necessary.

Contractual Obligations (all $ in 000’s)

In early May 2014, the Company renewed its $2,000 revolving line of credit (“LOC”) and $500 of an equipment finance facility (“Lease Line”) with Santander Bank.   Both agreements mature in May 2016.  The LOC is secured by the accounts receivable and other assets of the Company, has an interest rate of prime and a one-year term. Under the terms of the agreement, the Company is required to maintain its operating accounts with Santander Bank. The LOC and the Lease Line are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the LOC that require the Company to maintain a targeted coverage ratio as well as targeted debt to equity and current ratios. At September 26, 2015, the Company was in compliance with all existing covenants.  At September 26, 2015, the Company had not utilized the equipment finance facility and therefore had $500 available. At September 26, 2015 the Company had no borrowings under this LOC and its borrowing base at the time would have permitted an additional $1,728 to have been borrowed.

The financial covenants with Santander Bank are identical for the LOC and Lease Line. The covenant requirements are shown below together with the actual ratios achieved:

Covenant	Requirement	Actual
Debt Service Coverage Ratio	Minimum of 1.25	73X
Current Ratio	Minimum of 1.5X	3.8X
Liabilities to Tangible Net Worth	Maximum of 1.0X	0.3X
Borrowings under the lease line	maximum of $500K	None
Borrowings under the line of credit*	maximum of $1,728K	None
*(based on receivables at (9/16/15)

Management believes that cash flows from operations existing cash balances and the leasing and credit line in place with Santander Bank will be sufficient to fund our cash requirements for the foreseeable future. However, there is no assurance that we will be able to generate sufficient revenues or reduce certain discretionary spending in the event that planned operational goals are not met such that we will be able to meet our obligations as they become due.

As of September 26, 2015 the Company had $574 of construction in progress and no outstanding commitments to purchase production equipment.  The Company intends to finance production equipment in construction in progress and outstanding commitments under the lease agreement with existing cash balances and funds generated by operations.

In July 2006, the Company entered into a 10-year lease for its current operating facilities of approximately 37,520 square feet of rentable space located on approximately seven acres at its current site in Norton, MA. The lease is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities.  The Company also has an option to buy the property and a first right of refusal during the term of the lease.  Annual rental payments are $100 in year one increasing to $152 in year ten.

In February 2011, the Company entered into a lease for an additional 13.8 thousand square feet in Attleboro, MA for monthly rent, including utilities of $6.9.  The lease term was for one year and had an option to extend the lease for five additional one year periods. In October 2014 the Company renewed the lease for one additional year through February, 2016 and also obtained two additional years of options which could extend the Company’s use through February 2019.

The Company’s contractual obligations at September 26, 2015 consist of the following:

		Payments Due by Period

	Total	Remaining in FY 2015	FY 2016 - 2017	FY 2018 -
Operating lease obligation for facilities	$244	$59	$185	$—

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

(b)        Reports on Form 8-K

On August 3, 2015 the Company filed a report on Form 8-K of its earnings report for the fiscal first quarter ended June 27, 2015 which included a transcript of the Company’s conference call held on July 30, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPS TECHNOLOGIES CORPORATION
(Registrant)

Date:    November 6, 2015
/s/        Grant C. Bennett
Grant C. Bennett
Chief Executive Officer

Date:    November 6, 2015

/s/        Ralph M. Norwood

Ralph M. Norwood

Chief Financial Officer