Form 10-K
period 2015-12-26
CPS TECHNOLOGIES CORP/DE/
filed 2016-03-09
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 26, 2015
or
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

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [ ] Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act
[ ] Yes [X] No

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was $21 million based on the average of the reported closing bid and asked prices for the Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter as reported on the NASDAQ Capital Market..

Number of shares of Common Stock outstanding as of March 7, 2016: 13,197,918 shares.

Documents incorporated by reference.

Part I

Item 1. Business.

CPS Technologies Corporation (the ‘Company’ or ‘CPS’) provides advanced material solutions to the transportation, automotive, energy, computing/internet, telecommunications, aerospace, defense and oil and gas end markets.

Our primary material solution is metal matrix composites. We design, manufacture and sell custom metal matrix composite components which improve the performance and reliability of systems in these end markets.

The Company is an important participant in the growing movement towards alternative energy and "green" lifestyles. For example, the Company’s products are used in high-speed trains, mass transit, hybrid and electric cars, wind-turbines for electricity generation as well as routers and switches for the internet which enable telecommuting. These applications involve energy use or energy generation; the Company’s products allow higher performance and improved energy efficiency.

Metal matrix composites (MMCs) are a class of materials consisting of a combination of metals and ceramics. Compared to conventional materials, MMCs provide superior thermal conductivity, improved thermal expansion matching, greater stiffness and lighter weight.

For 30 years CPS has been the leader in manufacturing MMC components. Products we provide include baseplates for motor controllers used in high-speed electric trains, subway cars, wind turbines, and hybrid and electric vehicles. We provide baseplates and housings used in radar, satellite and avionics applications. We provide lids and heatspreaders used with high performance integrated circuits for in internet switches and routers. We provide baseplates and housings used in modules built with Wide Band Gap Semiconductors like SiC and GaN. CPS also assembles housings and packages for hybrid circuits. These housings and packages may include MMC components; they may include components made of more traditional materials such as aluminum, copper-tungsten, etc.

CPS is a fully qualified manufacturer for many of the world’s largest electronics OEMs.

CPS is actively working with customers in end markets other than electronics. . An example is CPS’s HybridTech Armor® for use in armoring military and commercial vehicles. In 2008 the Company entered into a cooperative agreement with the Army Research Laboratory to further develop large MMC HybridTech Armor® module panels.  Although this program ended in 2015, the Company continues to receive funded orders from the U.S. Army, primarily for ballistic armor associated with the development for future combat vehicles and enhancements to present vehicles. CPS’s HybridTech Armor® offers lighter weight, improved multi-hit capability, and easier attachment to the vehicle compared to alternatives.

CPS management believes our business model of providing advanced material solutions to a portfolio of high growth end markets in various stages of the technology adoption lifecycle provides CPS with the opportunity for sustained growth and a diversified customer base. We believe we have validated this model as we are now supplying customers at all stages of the technology adoption lifecycle.

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

CPS combines at the microstructural level a ceramic with a metal to produce a metal matrix composite which has the thermal conductivity needed to remove heat, and a thermal expansion rate which is sufficiently close to other components in the assembly to ensure the assembly is reliable. The ceramic is silicon carbide (SiC), the metal is aluminum (Al), and the composite is aluminum silicon carbide (AlSiC), a metal-matrix composite. CPS can adjust the thermal expansion rate of AlSiC components to match the specific application by modifying the amount of SiC compared to the amount of Al in the component. The Company also has the capability of encapsulating Pyrolytic Graphite inserts to enhance the thermal conductivity of the AlSiC composite.

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

Examples of structural applications for which we have developed and supplied components include robotic arms for semiconductor manufacturing equipment and components. The Company continues to identify opportunities for using advanced materials in such diverse areas as fracking in oil and gas, non-skid coatings, fire/heat barriers, consumer electronics and working with nuclear waste.

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

In 2015, our three largest customers accounted for 27%, 23% and 10% of revenues, respectively. In 2015, approximately 91% of our revenues were derived from commercial applications and 9% from defense-related applications.

Research and Development

In 2015, costs incurred related to funding under the Cooperative Agreement totaled $42 thousand of which essentially 100% was reimbursed by the U.S. Army and was recorded as revenue. This revenue of $42 thousand resulted in a gross margin of $8 thousand.

Availability of Raw Materials

We use a variety of raw materials from numerous domestic and foreign suppliers. These materials are primarily aluminum ingots, ceramic powders and chemicals. The raw materials we use are available from domestic and foreign sources and none is believed to be scarce or restricted for national security reasons. We use no conflict metals.

Patents and Trade Secrets

As of December 26, 2015, the Company had 11 United States patents.  In addition the Company had several international patents covering the same subject matter as the U.S. patents. Licensees of these patents have rights to use certain patents as defined in their respective license agreements.

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

In 2008, the Company entered into a cooperative agreement with the US Army Research Laboratory to perform research and development concerning hybrid metal matrix composite encapsulated ceramic armor technology. The Cooperative Agreement was a four-year agreement, recently expired March 31, 2015, which was 95% funded by the US Department of Defense and 5% funded by CPS.

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

Employees

As of December 26, 2015, we had 146 permanent full-time employees and 4 temporary full-time employees. 131 were engaged in manufacturing and engineering and 12 in sales and administration, including finance, purchasing, IT, and customer service.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

As of December 26, 2015, all our manufacturing, engineering, sales and administrative operations were and continue to be located in leased facilities in Norton, Massachusetts and Attleboro, MA.

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

In February 2011, the Company entered into a lease for an additional 13.8 thousand square feet in Attleboro, MA. The lease term is for one year and has an option to extend the lease for five additional one-year periods. The Company renewed the lease in 2013 for one additional year and also obtained two years of additional options which could extend the Company use through February 2019.  In December 2015, the Company exercised its option to extend the lease through the end of February 2017.

Item 3. Legal Proceedings.

We are not a party to any litigation which could have a material adverse effect on us or on our business and we are not aware of any pending or threatened material litigation against us.

Item 4. Mine Safety Disclosures

Not applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

On December 26, 2015, we had approximately 700 shareholders. The high and low closing bid prices of our common stock for each quarter during the years ended December 26, 2015 and December 27, 2014 are shown below.

	2015		2014
	High	Low	High	Low
1st Quarter	$3.25	$2.75	$3.20	$2.40
2nd Quarter	$2.85	$2.22	$3.10	$2.65
3rd Quarter	$3.05	$2.03	$3.00	$2.60
4th Quarter	$2.69	$2.20	$3.05	$2.40

We have never paid cash dividends on our Common Stock. We currently plan to reinvest our earnings, if any, for use in the business and do not intend to pay cash dividends in the foreseeable future. Future dividend policy will depend, among other factors, upon our earnings and financial condition.

In January 2015 our Common Stock moved from the Over-the-Counter (OTCQB) market to the NASDAQ Capital Markets has continued to trade under the symbol CPSH.

Item 6. Selected Financial Data (000’s, except per share amounts)

The following selected financial data of CPS should be read in conjunction with the financial statements and related notes filed as part of this Annual Report on Form 10-K. Amounts are in thousands except per share amounts.

SELECTED FINANCIAL DATA

For the Fiscal Year:	2015	2014	2013	2012	2011

Summary of Operations

Product Revenue	$21,719	$22,949	$21,095	$13,454	$17,643
Cooperative Agreement Revenue	42	189	311	597	2,164
Operating Expenses	21,142	21,922	19,946	16,851	20,143
Operating Income (Loss)	619	1,216	1,459	(2,799)	(336)
Other Income (Expense), Net	6	5	(30)	(29)	(33)
Net Income (Loss) Before Taxes	625	1,221	1,429	(2,828)	(369)
Provision (Benefit) for Income Taxes	174	218	463	(1,306)	(323)
Net Income (Loss)	451	1,003	966	(1,522)	(46)

Net Income (Loss) Per Basic Common Share	$0.03	$0.08	$0.07	$(0.12)	$0.00

Weighted Average Basic Number of Common Shares Outstanding	13,180	13,096	12,985	12,870	12,766

Net Income (Loss) Per Diluted Common Share	$0.03	$0.07	$0.07	$(0.12)	$0.00

Weighted Average Diluted Number of Common Shares Outstanding	13,639	13,703	13,265	12,870	12,766

Year-End Position

Working Capital	$7,635	$6,871	$5,205	$3,395	$5,501
Total Assets	$13,562	$12,649	$11,140	$10,349	$11,334
Long-term Obligations	$—	$—	$—	$76	$200
Stockholders’ Equity	$11,007	$10,246	$8,865	$7,532	$8,802

SELECTED QUARTERLY FINANCIAL DATA

	First	Second	Third	Fourth
	Fiscal	Fiscal	Fiscal	Fiscal
	Quarter	Quarter	Quarter	Quarter
2015
Total Revenues	$5,290	$5,636	$5,424	$5,412
Gross Margin	$1,135	$1,299	$974	$1,257
Net Income	$74	$114	$8	$255
Net Income Per Basic Share	$0.00	$0.01	$0.00	$0.02
Net Income Per Diluted Common Share	$0.00	$0.01	$0.00	$0.02

2014
Total Revenues	$5,986	$5,135	$6,070	$5,947
Gross Margin	$1,538	$1,058	$1,339	$1,535
Net Income (loss)	$248	($57)	$194	$619
Net Income Per Basic Share	$0.02	$0.00	$0.01	$0.05
Net Income Per Diluted Common Share	$0.02	$0.00	$0.01	$0.05

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

Overview

CPS Technologies Corporation (the ‘Company’ or ‘CPS’) provides advanced material solutions to the transportation, automotive, energy, computing/internet, telecommunications, aerospace, defense and oil and gas end markets.

Our primary material solution is metal matrix composites. We design, manufacture and sell custom metal matrix composite components which improve the performance and reliability of systems in these end markets.

Products we provide include baseplates for motor controllers used in high-speed electric trains, subway cars, wind turbines, and hybrid and electric vehicles. We provide baseplates and housings used in radar, satellite and avionics applications. We provide lids and heatspreaders used with high performance integrated circuits for in internet switches and routers. We provide baseplates and housings used in modules built with Wide Band Gap Semiconductors like SiC and GaN. CPS also assembles housings and packages for hybrid circuits. These housings and packages may include MMC components; they may include components made of more traditional materials such as aluminum, copper-tungsten, etc.

CPS is a fully qualified manufacturer for many of the world’s largest electronics OEMs.

CPS is actively working with customers in end markets other than electronics. An example is CPS’s HybridTech Armor® for use in armoring military and commercial vehicles. In 2008 the Company entered into a cooperative agreement with the Army Research Laboratory to further develop large MMC HybridTech Armor® module panels.  Although this program ended in 2015, the Company continues to receive funded orders from the U.S. Army, primarily for ballistic armor associated with the development for future combat vehicles and enhancements to present vehicles. CPS’s HybridTech Armor® offers lighter weight, improved multi-hit capability, and easier attachment to the vehicle compared to alternatives.

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

The Company believes the underlying demand for metal matrix composites is growing as the electronics and other industries seek higher performance, higher reliability, and reduced costs. CPS believes that the Company is well positioned to offer our solutions to current and new customers as these demands grow. In 2015 its top three customers accounted for 60% of revenue and the remaining 40% of revenue was derived from 79 other customers. In 2014 the top three customers accounted for 68% of revenue and the remaining 32% of revenue was derived from approximately 61 customers.

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

The Company also has consigned inventory agreements with a few customers. For product shipped under consigned inventory agreements, the Company recognizes revenue when the customer either notifies CPS that they have picked the product from the consigned inventory or, in some cases, when sixty days have elapsed from the date the shipment arrives at the customer’s location. Of the inventory of $2.6 million at December 26, 2015, $763 thousand was located at customers’ locations pursuant to consigned inventory agreements. Of the total inventory of $2.5 million at December 27, 2014, $1.0 million was located at customers’ locations pursuant to consigned inventory agreements.

Advance payments, if any, in excess of revenue recognized are recorded as deferred revenue.

In 2008, the Company entered into a cooperative agreement with the US Army Research Laboratory to perform research and development concerning hybrid metal matrix composite encapsulated ceramic armor technology. The Cooperative Agreement was a four-year agreement, recently expired March 31, 2015, which was 95% funded by the US Department of Defense and 5% funded by CPS.

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

As of December 26, 2015, the Company had invoiced $6.8 million since inception of the Agreement which represents the full amount approved.

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

Income Taxes

Deferred tax assets and liabilities are based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company considers many factors in assessing whether or not a valuation allowance for its Deferred Tax asset is warranted. On the positive side, the Company considered such factors as its: history of taxable earnings (eight of the last ten years had operating profits, including the last three), global customer base consisting of large companies with significant resources, current products and their expected life, technological advantages, potential for price increases, trend of improved manufacturing efficiencies and the magnitude of the Deferred Tax Asset compared with the Company’s expectation of future earnings over the remaining life of the asset. On the negative side, the Company considered such factors as: the global economic environment, the Company’s ability to absorb a period of operating losses and negative cash flow and the potential for the technological breakthroughs and substitution of the Company’s products by lower cost solutions.

At December 26, 2015 the Company’s Deferred Tax Asset and other temporary differences which will require taxable income of approximately $6.2 million to fully utilize, assuming an effective corporate tax rate of 39%. The Company has concluded that it is more likely than not that its Deferred Tax Asset will be fully realized. Current projections of future taxable income, including the reversal of temporary differences, reflect the Company’s belief that it has attractive growth opportunities and a favorable cost structure. These projections support the conclusion that the Company will generate taxable income sufficient to utilize the losses before they expire.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 26, 2015 and December 27, 2014, the Company had no accruals for interest or penalties related to income tax matters. The Company did not have any uncertain tax positions at December 26, 2015 or December 27, 2014 which required accrual or disclosure.

Income tax effects related to share-based compensation that are in excess, or less than, of grant-date fair value, less any proceeds received on exercise of stock prices, are recognized as either an increase or decrease to additional paid-in capital upon exercise. These tax effects are either offset against currently payable taxes or the benefit of net operating loss utilization.

Results of Operations

Year ended December 26, 2015 (“2015”) compared to the year ended December 27, 2014 (“2014”).

Total revenues were $21.8 million in 2015, a 6% decrease compared with total revenues of $23.1 million generated in 2014.  This decrease was due to a reduction of shipments of baseplates, approximately $900 thousand of lower prices and a decrease in shipments of a component for the AMDR Program, offset in part by an increase in sales of hermetic packages.

Gross margin in 2015 totaled $4.7 million or 21% of sales.  In 2014 the Company’s gross margin totaled $5.5 million or 24% of sales.   This reduction was due in large part to the lower prices cited earlier.

Selling, general and administrative (SG&A) expenses totaled $4.0 million in 2015, down 5% when compared with SG&A expenses of $4.3 million in 2014.  This decrease was due to lower incentive compensation, reduced marketing activities in the U.S. and lower cost for legal work and sales commissions. These reductions were offset in part by higher costs associated with listing on NASDAQ and marketing activities in China.

The Company earned an operating profit of $0.6 million in 2015 compared with an operating profit of $1.2 million in 2014.  This reduction was due to lower prices and lower shipments of baseplates, offset in part by an improvement in manufacturing operations. Interest income totaled $6 thousand in 2015 compared with interest income of $5 thousand in 2014.  The net income totaled $451 thousand in 2015 compared with $1,003 thousand in 2014. The effective tax rate was 28% in 2015 and 18% in 2014.

Significant Fourth Quarter 2015 Activity

Revenues totaled $5.4 million in the Fourth Quarter of 2015 versus $5.9 million in the comparable quarter in 2014. The decrease was due primarily to a reduction in the shipment of baseplates.

Gross Margin decreased in the Fourth Quarter of 2015 versus the Fourth Quarter of 2014 to  $1,256 thousand (23% of sales) from $1,535 thousand (26% of sales).   The primary reason for the reduction in 2015 was due to lower volume and approximately $100 thousand of lower prices.

Selling, General and Administrative expenses totaled $960 thousand in the Fourth Quarter of 2015. This compares with $958 thousand of expenses incurred in the Fourth Quarter of 2014. In 2015 the Company spent more on its 401K match program, marketing activities in China and fees for listing on NASDAQ. These increases were more than offset by a reduction in incentive compensation.

Operating Profit totaled $296 thousand in the Fourth Quarter 2015 compared with an operating profit of $578 thousand in the Fourth Quarter of 2014. This variance was due in large part to the lower sales of baseplates and price reductions.

Net Income in the Fourth Quarter of 2015 totaled $255 thousand, down from net income of $619 thousand in the corresponding quarter of 2014. The effective tax rate was 15% in the last quarter of 2015 compared with a credit of 6% of profit before tax in the same quarter of 2014.

Liquidity and Capital Resources

The Company’s cash and cash equivalents at December 26, 2015 totaled $3.4 million with no borrowings on the Company’s $2 million committed line of credit.  This compares with cash and cash equivalents of $2.3 million and zero bank borrowings at December 27, 2014.  This improvement in the Company’s net was due primarily to earnings from operations. At the end of 2015, the Company’s investment in receivables, inventories and prepaid expenses, less accounts payables and accruals, totaled $3.8 million versus $3.9 million in these accounts at the end of 2014.

Accounts receivable at December 26, 2015 totaled $3.6 million, flat with receivables at December 27, 2014. Days Sales Outstanding (DSOs) increased to 59 days compared with DSO’s of 54 at the end of Q4 2014.  Both of these statistics are low relative to the other quarters as a greater percentage of revenues in both years occurred early in the quarter resulting in a greater portion of sales were collected before quarter end. The accounts receivable balances at December 26, 2015, and December 27, 2014 were both net of an allowance for doubtful accounts of $10 thousand.

Inventories totaled $2.6 million at December 26, 2016, slightly higher than the $2.5 million at year end 2014.  These levels are consistent with the levels maintained over the past several quarters. The inventory balances at the end of both 2015 and 2014 were both net of an obsolescence reserve of $455 thousand and $405 thousand, respectively. The turnover in 2015 was 6.5 times based on the average of inventories over the past 5 quarter ends.  This compares with 7.1 times for the same period in 2014.

All consigned inventory is shipped under existing purchase orders and per customers’ requests. Of the inventory of $2.6 million at December 26, 2015, $763 thousand was located at customers’ locations pursuant to consigned inventory agreements. Of the total inventory of $2.5 million at December 27, 2014, $1.0 million was located at customers’ locations pursuant to consigned inventory agreements.

The Company financed its working capital during 2015 with a combination of beginning cash balances and cash flow generated from operations.  The Company expects it will continue to be able to fund its working capital requirements during 2016 from a combination of operating cash flow, existing cash balances and borrowings under its line of credit, if necessary.

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

In early May 2015, the Company renewed its $2 million revolving line of credit (“LOC”) and $500 thousand of an equipment finance facility (“Lease Line”) with Santander Bank.  Both agreements mature in May 2016.  The LOC is secured by the accounts receivable and other assets of the Company, has an interest rate of prime (3.5% at December 26, 2015) and a one-year term.  The LOC and the Lease Line are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the line of credit that require the Company to maintain a targeted coverage ratio as well as targeted debt to equity and current ratios. At December 26, 2015, the Company was in compliance with existing covenants.

At December 26, 2015, the Company had no borrowing under its lease line.  In addition at December 27, 2014 the Company had no borrowings under this LOC while its borrowing base at the time would have permitted borrowings of $2.0 million.

The covenants with Santander Bank are identical for the line of credit and equipment financing facility. The covenant requirements are shown below together with the actual ratios achieved at the end of 2015:

Covenant	Requirement	Actual
Debt Service Coverage Ratio	Minimum of $1.25	N/A (no debt)
Current Ratio	Minimum of 1.5X	4.0
Liabilities to Tangible Net Worth	Maximum of 1.0X	0.2
Borrowings under the lease line	Maximum of $500K	None
Borrowings under the line of credit	Maximum of $1997K	None
	*(based on receivables at 12/26/2015)

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

Contractual Obligations

Our contractual obligations at year-end 2015 consist of the following:

		Payments Due by Period (in $000)
	Total	Less than one year	1-3 years	More than 3 years
Operating lease obligation for facilities	$579	$235	$318	$26

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as such item is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 26, 2015.

Changes in Internal Control over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting during fiscal 2015.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2015. In making this assessment, management used the criteria set forth in the "Internal Control Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 26, 2015.

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

Part III

Item 10. Directors, Executive Officer and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Members of the Board of Directors, Nominees and Executive Officers,” “Certain Relationships and Related Person Transactions; Legal Proceedings,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct” and “Corporate Governance” and with respect to our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2015 fiscal year.

The Company has adopted the CPS Code of Conduct, which applies to all directors, officers (including the principal executive officer, principal financial officer and treasurer) and employees. A copy of this code can be found on the Company’s website at www.alsic.com/investor-relations.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Compensation” and “Compensation Discussion and Analysis” with respect to our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2015 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to our Definitive Proxy Statement, under the caption “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” with respect to our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2015 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Certain Relationships and Related Person Transactions; Legal Proceedings” and “Corporate Governance” with respect to our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2015 fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to our Definitive Proxy Statement, under the caption “Accounting Matters” with respect to our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2015 fiscal year.

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

CPS TECHNOLOGIES CORPORATION
By:	/s/ Grant C. Bennett President and Chief Executive Officer March 8, 2016

Pursuant to the Requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Grant C. Bennett	President and Chief Executive Officer	March 8, 2016
Grant C. Bennett

/s/ Ralph M. Norwood	Chief Financial Officer	March 8, 2016
Ralph M. Norwood

/s/ Francis J. Hughes, Jr.	Director	March 8, 2016
Francis J. Hughes

/s/ Daniel C. Snow	Director	March 8, 2016
Daniel C. Snow

/s/ Thomas M. Culligan	Director	March 8, 2016
Thomas M. Culligan

CPS TECHNOLOGIES CORPORATION
EXHIBIT INDEX

Exhibit No.	Description
3.1*	Restated Certificate of Incorporation of the Company, as amended, is incorporated herein by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A (File No. 0-16088)
3.2*	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 33-14616)(the ‘1987 S-1Registration Statement’)
4.1*	Specimen certificate for shares of Common Stock of the Company is incorporated herein by reference to Exhibit 4 to the 1987 S-1 Registration Statement
4.2*	Description of Capital Stock contained in the Restated Certificate of Incorporation of the Company, as amended, filed as Exhibit 3.1
10.5*(1)	Retirement Savings Plan, effective September 1, 1987 is incorporated by reference to Exhibit 10.35 to the Company’s 1989 S-1 Registration Statement
10.21*	1999 Stock Incentive Plan adopted by the Company’s Board of Directors on January 22, 1999
10.22*	2009 Stock Incentive Plan ("2009 Plan") on December 10, 2009.
23.1	Consent of Wolf & Company, P.C.
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated herein by reference.

(1) Management Contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

INDEX TO FINANCIAL STATEMENTS
OF
CPS TECHNOLOGIES CORPORATION

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 26, 2015 and December 27, 2014
Statements of Income for the years ended December 26, 2015, December 27, 2014 and December 28, 2013
Statements of Stockholders’ Equity for the years ended December 26, 2015, December 27, 2014 and December 28, 2013
Statements of Cash Flows for the years ended December 26, 2015, December 27, 2014 and December 28, 2013
Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CPS Technologies Corporation
Norton, Massachusetts

We have audited the accompanying balance sheets of CPS Technologies Corporation (the “Company”) as of December 26, 2015 and December 27, 2014 and the related statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 26, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CPS Technologies Corporation as of December 26, 2015 and December 27, 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 26, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.
Boston, Massachusetts
March 8, 2016

CPS TECHNOLOGIES CORPORATION
BALANCE SHEETS

	December 26,	December 27,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$3,412,649	$2,305,580
Accounts receivable-trade, net	3,572,479	3,589,191
Inventories, net	2,632,444	2,528,954
Prepaid expenses and other current assets	104,761	166,783
Deferred taxes	467,374	682,968

Total current assets	10,189,707	9,273,476

Property and equipment:
Production equipment	8,460,727	8,085,095
Furniture and office equipment	409,793	404,856
Leasehold improvements	854,215	759,819

Total cost	9,724,735	9,249,770
Accumulated depreciation
and amortization	(8,593,236)	(8,047,561)
Construction in progress	557,054	555,334

Net property and equipment	1,688,553	1,757,543

Deferred taxes, non-current portion	1,683,375	1,617,497

Total assets	$13,561,635	$12,648,516

(continued)

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
BALANCE SHEETS

	December 26,	December 27,
LIABILITIES AND STOCKHOLDERS’	2015	2014
EQUITY
Current liabilities:
Accounts payable	$1,622,564	$1,352,418
Accrued expenses	931,916	1,049,616

Total current liabilities	2,554,480	2,402,034

Commitments (note 4)
Stockholders’ Equity:
Common stock, $0.01 par value,
authorized 20,000,000 shares;
issued 13,412,292 and 13,293,092;
outstanding 13,197,918 and 13,144,489 shares;
at December 26, 2015 and December 27, 2014,
respectively	134,123	132,931
Additional paid-in capital	35,245,030	34,763,698
Accumulated deficit	(23,864,945)	(24,315,564)
Less cost of 214,374 and 148,603 common shares repurchased
at December 26, 2015 and December 27, 2014, respectively	(507,053)	(334,583)

Total stockholders’ equity	11,007,155	10,246,482

Total liabilities and stockholders’ equity	$13,561,635	$12,648,516

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 26, 2015, DECEMBER 27, 2014,
AND DECEMBER 28, 2013

	2015	2014	2013
Revenues:
Product sales	$21,719,427	$22,948,993	$21,094,801
Research and development under
cooperative agreement	42,254	188,597	311,198

Total revenues	21,761,681	23,137,590	21,405,999
Cost of product sales	17,061,720	17,510,556	15,789,840
Cost of research and development
under cooperative agreement	34,970	156,224	259,082

Gross Margin	4,664,991	5,470,810	5,357,077
Selling, general, and
administrative	4,045,834	4,254,977	3,897,588

Income from operations	619,157	1,215,833	1,459,489
Other income/(expense)	5,694	5,083	(30,327)

Income before income tax	624,851	1,220,916	1,429,162
Income tax provision	174,232	218,148	462,707

Net income	$450,619	$1,002,768	$966,455

Net income per
basic common share	$0.03	$0.08	$0.07
Weighted average number of
basic common shares
outstanding	13,180,428	13,096,183	12,985,107
Net income per
diluted common share	$0.03	$0.07	$0.07
Weighted average number of
diluted common shares
outstanding	13,639,074	13,703,005	13,265,486

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 26, 2015, DECEMBER 27, 2014,
AND DECEMBER 28, 2013

	Common stock
			Additional			Stock-
	Number of	Par	Paid-in	Accumulated	Stock	holders’
	shares issued	Value	capital	deficit	repurchased	equity
Balance at
December 29, 2012	12,928,042	129,281	33,821,961	(26,284,787)	(134,315)	7,532,140

Share-based
compensation expense	—	—	248,535	—	—	248,535

Issuance of common
stock pursuant to
exercise of stock
options	250,000	2,500	90,860	—	—	93,360

Tax benefit from
exercise of stock
options	—	—	117,401	—	—	117,401

Repurchase of
Common stock	—	—	—	—	(93,360)	(93,360)

Net income	—	—	—	966,455	—	966,455
Balance at
December 28, 2013	13,178,042	$131,781	$34,278,757	$(25,318,332)	$(227,675)	$8,864,531

Share-based
compensation expense	—	—	348,649	—	—	348,649

Issuance of common
stock pursuant to
exercise of stock
options	115,050	1,150	110,576	—	—	111,726

Tax benefit from
exercise of stock
options	—	—	25,716	—	—	25,716

Repurchase of
Common stock	—	—	—	—	(106,908)	(106,908)

Net income	—	—	—	1,002,768	—	1,002,768
Balance at
December 27, 2014	13,293,092	$132,931	$34,763,698	$(24,315,564)	$(334,583)	$10,246,482

Share-based
compensation expense	—	—	283,507	—	—	283,507

Issuance of common
stock pursuant to
exercise of stock
options	119,200	1,192	171,478	—	—	172,670

Tax benefit from
exercise of stock
options	—	—	26,347	—	—	26,347

Repurchase of
Common stock	—	—	—	—	(172,470)	(172,470)

Net income	—	—	—	450,619	—	450,619
Balance at
December 26, 2015	13,412,292	$134,123	$35,245,030	$(23,864,945)	$(507,053)	$11,007,155

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 26, 2015, DECEMBER 27, 2014,
AND DECEMBER 28, 2013

	2015	2014	2013
Cash flows from operating activities:
Net income	$450,619	$1,002,768	$966,455
Adjustments to reconcile net income
to cash provided by operating
activities:
Share-based compensation	283,507	348,649	248,535
Depreciation and amortization	545,673	576,745	615,348
Deferred taxes	176,063	175,437	311,071
Excess tax benefit from stock options
exercised	(26,347)	(25,716)	(117,401)
Changes in operating assets and liabilities:
Accounts receivable - trade	16,712	(688,731)	(24,308)
Inventories	(103,490)	(345,255)	273,616
Prepaid expenses and other current assets	62,022	8,943	(35,003)
Accounts payable	270,146	260,509	(87,404)
Accrued expenses	(117,700)	(31,481)	286,171
Net cash provided by operating	1,557,205	1,281,865	2,437,080
activities
Cash flows from investing activities:
Purchases of property and equipment	(476,683)	(501,501)	(666,915)
Net cash used by
investing activities	(476,683)	(501,501)	(666,915)
Cash flows from financing activities:
Payment of capital lease obligations	—	(76,372)	(123,366)
Excess tax benefit from stock options exercised	26,347	25,716	117,401
Repayment of line of credit	—	—	(500,000)
Proceeds from issuance of common stock	172,670	111,726	93,360
Repurchase of common stock	(172,470)	(106,908)	(93,360)
Net cash provided (used) by financing activities	26,547	(45,838)	(505,965)
Net increase in cash and cash equivalents	1,107,069	734,526	1,264,200

Cash and cash equivalents at beginning of year	2,305,580	1,571,054	306,854
Cash and cash equivalents at end of year	$3,412,649	$2,305,580	$1,571,054
Supplemental cash flow information:
Income taxes paid, net of refund	$12,005	$34,706	$—
Interest paid	$—	$3,554	$30,327

See accompanying notes to financial statements.

CPS Technologies Corporation
Years Ended December 26, 2015, December 27, 2014, and December 28, 2013
Notes to Financial Statements

(1) Nature of Business

CPS Technologies Corporation (the ‘Company’ or ‘CPS’) provides advanced material solutions to the transportation, automotive, energy, computing/internet, telecommunications, aerospace, defense and oil and gas end markets.

Our primary material solution is metal matrix composites. We design, manufacture and sell custom metal matrix composite components which improve the performance and reliability of systems in these end markets.

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

(2)(c) Inventories

Inventories are stated at the lower of cost or market, as determined under the first-in, first-out method (FIFO), or market. A reserve for obsolete inventories, is based on factors regarding the sales and usage of such inventories, including inventories manufactured for specific customers. The Company’s general obsolescence policy is to write off obsolete inventory when there has been no activity on a particular part for a twelve month period and there are no pending customer orders.

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

(2)(e) Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. Recoverability is assessed based on estimated undiscounted future cash flows. As of December 26, 2015 and December 27, 2014, the Company believes that there has been no impairment of its long-lived assets.

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

In 2008, the Company entered into a cooperative agreement with the US Army Research Laboratory to perform research and development concerning hybrid metal matrix composite encapsulated ceramic armor technology. The Cooperative Agreement was a four-year agreement, recently expired March 31, 2015, which was 95% funded by the US Department of Defense and 5% funded by CPS.

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

(2)(g) Research and Development Costs

In 2015, costs incurred related to funding under the Cooperative Agreement totaled $42 thousand of which 100% was reimbursed by the U.S. Army and was recorded as revenue. This revenue of $42 thousand resulted in a gross margin of $8 thousand.

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

(2)(h) Income Taxes

Deferred tax assets and liabilities are based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company considers many factors in assessing whether or not a valuation allowance for its Deferred Tax asset is warranted. On the positive side, the Company considered such factors as its: history of taxable earnings (eight of the last ten years had operating profits, including the last three), global customer base consisting of large companies with significant resources, current products and their expected life, technological advantages, potential for price increases, trend of improved manufacturing efficiencies and the magnitude of the Deferred Tax Asset compared with the Company’s expectation of future earnings over the remaining life of the asset. On the negative side, the Company considered such factors as: the current global recession, the Company’s ability to absorb additional periods of operating losses and negative cash flow and the potential for the technological breakthroughs and substitution of the Company’s products by lower cost solutions.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 26, 2015 and December 27, 2014, the Company has no accruals for interest or penalties related to income tax matters. The Company does not have any uncertain tax positions at December 26, 2015 or December 27, 2014 which required accrual or disclosure.

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

In November 2015, the FASB issued updated accounting guidance on balance sheet classification of deferred taxes ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This update provides for simplified presentation of deferred income taxes. Deferred tax liabilities and assets are now required to be classified as noncurrent in a classified statement of financial position. This guidance is effective within those annual reporting periods that begin after December 31, 2016, and interim periods within those annual periods and allows for full prospective or retrospective application. Early adoption is permitted. The Company did not adopt this new guidance and is currently evaluating the adoption method it will apply and the impact that this guidance will have on its financial statements and related disclosures.

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

(2)(m) Fiscal Year-End

The Company’s fiscal year end is the last Saturday in December which could result in a 52 or 53 week year. Fiscal year 2015, 2014 and 2013 consisted of 52 weeks.

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

(3) Inventories

As of December 26, 2015 and December 27, 2014 inventories consisted of the following:

	2015	2014
Raw materials	$670,318	$464,243
Work in process	970,598	998,209
Finished goods	1,447,028	1,467,002

Gross Inventory	3,087,944	2,929,454
Reserve for obsolescence	(455,500)	(400,500)

Total	$2,632,444	$2,528,954

(4) Leases and Commitments

Capital Lease Obligations

An equipment financing facility with Santander Bank (see note 7), agreed to in May 2015, allowed the Company to finance up to $500 thousand of eligible equipment. As of year-end 2015 the Company had $500 thousand available remaining on the Santander lease line.

At December 26, 2015, the Company had acquired production equipment with a cost of $2.55 million and accumulated amortization of $2.55 million under capital leases. At December 27, 2014, the Company had production equipment with a cost of $2.55 million and accumulated amortization of $2.45 million under capital leases. All capital leases are three year leases with a one dollar buyout. At December 26, 2015 these leases were paid in full.

Interest expense was $3 thousand and $30 thousand for 2014 and 2013, respectively.

Operating Lease Obligations

The Company entered into a 10-year lease for the Norton facilities effective on March 1, 2006. The leased facilities comprise approximately 38 thousand square feet. In January 2015 this lease was amended to extended the lease to February 28, 2017.  In addition in this amendment the Company obtained two, one-year options which, if fully exercised, would enable it to continue to lease through February 28, 2019. Rental expense for operating leases is recognized on a straight-line basis over the term of the lease and was $131 thousand in 2015 and $129 thousand in each of the years 2014 and 2013.

In February 2011, the Company entered into a lease for an additional 13.8 thousand square feet in Attleboro, MA. The lease term is for one year and has an option to extend the lease for five additional one-year periods. The Company renewed the lease in 2013 for one additional year and also obtained two years of additional options which could extend the Company use through February 2019.  In December 2015, the Company exercised its option to extend the lease through the end of February 2017.

Future minimum rental payments over the terms of the lease agreements are approximately as follows:

Fiscal year:

2016	$235,200
2017	166,200
2018	152,400
2019	25,400

$579,200

(5) Share-Based Compensation Plans

The Company adopted the 2009 Stock Incentive Plan ("2009 Plan") on December 10, 2009. Under the terms of the 2009 Plan all of the Company’s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock awards, or other stock-based awards. Some outstanding options are nonstatutory stock options; some are incentive stock options. All options granted are exercisable at the fair market value of the stock on the date of grant, and expire ten years from the date of grant. The options granted to employees generally vest in equal annual installments over a five-year period. The options granted to directors generally vest immediately on date of grant.

Under the 2009 Plan a total of 2,859,300 shares of common stock are available for issuance, of which 1,540,995 shares remain available for grant as of December 26, 2015.

As of December 26, 2015, the 2009 Plan is the only stock option plan from which awards can be made as all other option plans have expired. The 1999 Stock Option Plan (“1999 Plan”) expired on January 22, 2009 and no additional options can be granted from the plan. As of December 26, 2015 there are 4,000 options outstanding under the 1999 Plan.

A summary of stock option activity for all the above plans as of December 26, 2015 and changes during the year then ended is presented below:

		Weighted	Weighted
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at
beginning of year	1,327,005	$1.63
Granted	168,500	$2.85
Exercised	(119,200)	$1.45
Forfeited	—	—
Expired	(18,000)	$1.02
Outstanding at
end of year	1,358,305	$1.80	5.96	$1,067,205
Options exercisable
at year-end	1,003,005	$1.67	5.22	$874,105

The total intrinsic value of options exercised during fiscal years 2015, 2014 and 2013 was $141,520, $330,773 and $310,170, respectively. As of December 26, 2015, there was $343,479 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a weighted average period of 2.1 years.

Cash received from option exercises under all share-based payment arrangements was $172,670, $111,726, and $93,360, for the years ended December 26, 2015, December 27, 2014 and December 28, 2013, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents the annualized weighted average values of the significant assumptions used to estimate the fair values of the options granted during 2015 and 2014:

	2015	2014
Risk-free interest rate	1.44-1.60%	0.91-2.16%
Expected life in years	6-7	9
Expected volatility	50%	53%
Expected dividend yield	0	0
Weighted average fair value of grants	$1.41	$1.74

All options are granted with an exercise price equal to the fair market value of the underlying common stock on the date of grant.

The Company recognized $283,507, $348,649 and $248,535 as compensation expense related to total stock options outstanding in 2015, 2014 and 2013, respectively.

A tax benefit of $26,347, $25,716 and $117,401 was recognized as additional paid in capital in the years ended December 26, 2015, December 27, 2014 and December 28, 2013, respectively, resulting from the excess tax benefit of share-based awards over the cumulative compensation expense recognized for financial reporting.

(6) Accrued Expenses

Accrued expenses at December 26, 2015 and December 27, 2014 consist of the following:

	2015	2014
Accrued legal and
accounting	$101,000	$83,307
Accrued payroll and related	666,846	749,019
Accrued other	161,921	201,956
Accrued income tax payable	2,149	15,334
	$931,916	$1,049,616

The accrued payroll and related at December 26, 2015 includes $120 thousand for 401k company match and $140 thousand for incentive bonuses. These totaled $110 and $313 thousand respectively on December 27, 2014.

(7) Revolving Line of Credit and Lease Line

In early May 2015, the Company renewed its $2 million revolving line of credit (“LOC”) and $500 thousand of an equipment finance facility (“Lease Line”) with Santander Bank.  Both agreements mature in May 2016.  The LOC is secured by the accounts receivable and other assets of the Company, has an interest rate of prime (3.5% at December 26, 2015) and a one-year term.  The LOC and the Lease Line are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the line of credit that require the Company to maintain a targeted coverage ratio as well as targeted debt to equity and current ratios. At December 26, 2015, the Company was in compliance with existing covenants.

At December 26, 2015, the Company had no borrowing under its lease line.  In addition at December 27, 2014 the Company had no borrowings under this LOC while its borrowing base at the time would have permitted borrowings of $2.0 million.

The covenants with Santander Bank are identical for the line of credit and equipment financing facility. The covenant requirements are shown below together with the actual ratios achieved at the end of 2015:

Covenant	Requirement	Actual
Debt Service Coverage Ratio	Minimum of $1.25	N/A (no debt)
Current Ratio	Minimum of 1.5X	4.0
Liabilities to Tangible Net Worth	Maximum of 1.0X	0.2
Borrowings under the lease line	Maximum of $500K	None
Borrowings under the line of credit	Maximum of $1,997K	None
	*(based on receivables at 12/26/2015)

(8) Income Taxes

Components of income tax expense (benefit) for each year are as follows:

	2015	2014	2013
Current
Federal	$(2,286)	$15,985	$33,777
State	456	1,011	456
Current income tax provision (benefit):	(1,830)	16,996	34,233
Deferred:
United States:
Federal	168,371	200,926	379,574
State	7,691	226	48,900
Deferred income tax provision (benefit), net	176,062	201,152	428,474
Total	$174,232	$218,148	$462,707

Deferred tax assets as of December 26, 2015 and December 27, 2014 are as follows:

	December 26, 2015	December 27, 2014
Deferred Tax Assets:
Net operating loss
carryforwards	$—	$282,000
Stock compensation	553,000	459,000
Credit carryforwards	1,018,000	1,029,000
Inventory	424,000	363,000
Accrued liabilities	39,000	34,000
Depreciation	112,000	130,000
Other	5,000	3,000

Gross deferred tax assets	2,151,000	2,300,000
Valuation allowance	—	—

Net deferred tax assets	$2,151,000	$2,300,000

At December 26, 2015 the Company had no operating loss carryforwards available. At December 27, 2014, the Company had net operating loss carryforwards of approximately $740,000 available to offset future income for U.S. Federal income tax purposes.

During 2015, the Company fully utilized the available net operating loss carryforwards.

During 2015 and 2014, the Company utilized approximately $740,000 and $1,430,000 of net operating loss carryforwards, respectively.

A valuation allowance is required to be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining deferred tax assets.

A summary of the change in the deferred tax asset is as follows:

	2015	2014	2013

Balance at beginning of year	$2,300,465	$2,475,902	$2,786,973

Deferred tax (expense) benefit	(149,716)	(175,437)	(311,071)
Balance at end of year	$2,150,749	$2,300,465	$2,475,902

Income tax expense is different from the amounts computed by applying the U.S. federal statutory income tax rate of 34 percent to pretax income as a result of the following:

	2015	2014	2013

Tax at statutory rate	$212,000	$415,000	$486,000
State tax, net
of federal benefit	450	1,000	33,000

Tax credits and other
Permanent differences	(38,450)	(198,000)	(56,000)

Total	$174,000	$218,000	$463,000

The Company’s income tax filings are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations for the years 2012 through 2015.

At December 26, 2015 the Company’s Deferred Tax Asset and other temporary differences which will require taxable income of approximately $6.2 million to fully utilize, assuming an effective corporate tax rate of 39%. The Company has concluded that it is more likely than not that its Deferred Tax Asset will be fully realized.

(9) Retirement Savings Plan

The Company sponsors a Retirement Savings Plan (the ‘Plan’) under the provisions of Section 401 of the Internal Revenue Code. Employees, as defined in the Plan, are eligible to participate in the Plan after 30 days of employment. Under the terms of the Plan, the Company may match employee contributions under such method as described in the Plan and as determined each year by the Board of Directors. During 2015, 2014 and 2013 the Company offered a 401k match. The Company recognized $120,000, $110,000 and $200,000 expense, in 2015, 2014 and 2013, respectively for the Company match.

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

Revenues from significant customers as a percentage of total revenues in 2015, 2014 and 2013 were as follows:

	Percent of Total Revenues
Significant Customer	2015	2014	2013
A	27%	38%	42%
B	23%	21%	23%
C	10%	10%	8%

As of December 26, 2015, the Company had trade accounts receivable due from these three customers that accounted for 63% of total trade accounts receivable as of that date. Management believes that any credit risks have been properly provided for in the accompanying financial statements.

The Company’s revenue was derived from the following countries in 2015, 2014, and 2013:

	Percent of Total Revenues
Country	2015	2014	2013
United States of America	21%	20%	16%
Germany	50%	59%	65%
Other	29%	21%	19%

Many of the Company’s customers based in the United States conduct design, purchasing and payable functions in the United States, but manufacture overseas. Revenue generated from shipments made to customers’ locations outside the United States accounted for 80%, 80% and 84% of total revenue in 2015, 2014 and 2013, respectively.

All of the Company’s long-lived assets and operations are located in the United States.

(11) Net Income Per Share

The following reconciles the basic and diluted net income per share calculations.

	For the years ended
	Dec. 26,	Dec. 27,	Dec. 28,
	2015	2014	2013
Basic Computation:
Numerator:
Net income	$450,619	$1,022,768	$966,455

Denominator:
Weighted average
common shares
outstanding	13,180,428	13,096,183	12,985,107

Basic net income per share	$0.03	$0.08	$0.07

Diluted Computation:
Numerator:
Net income	$450,619	$1,002,768	$966,455

Denominator:
Weighted average
common shares
outstanding	13,180,428	13,096,183	12, 985,107
Stock options	458,646	606,822	280,379

Total shares	13,639,074	13,703,005	13,265,486
Diluted net income per share	$0.03	$0.07	$0.07

(12) Allowance for Doubtful Accounts

Activity in the allowance for doubtful account was as follows for fiscal years 2015, 2014, and 2013:

	2015	2014	2013

Beginning balance	$10,000	$10,000	$10,000

Provision for bad debt	—	—	—

Charge-offs	—	—	—

Ending balance	$10,000	$10,000	$10,000