Form 10-Q
period 2016-04-02
CPS TECHNOLOGIES CORP/DE/
filed 2016-05-11
CIK 814676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended April 2, 2016

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 0-16088

CPS TECHNOLOGIES CORP.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-2832509 (I.R.S. Employer Identification No.)
111 South Worcester Street Norton MA (Address of principal executive offices)	02766-2102 (Zip Code)

(508) 222-0614

Registrant’s Telephone Number, including Area Code:

CPS TECHNOLOGIES CORP.

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

[ ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of May 9, 2016: 13,199,118.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORPORATION

Balance Sheets (Unaudited)

	April 2,	December 26,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$3,709,660	$3,412,649
Accounts receivable-trade, net	2,701,446	3,572,479
Inventories, net	2,626,699	2,632,444
Prepaid expenses and other current assets	146,683	104,761
Deferred taxes	437,431	467,374

Total current assets	9,621,919	10,189,707

Property and equipment:
Production equipment	8,503,402	8,460,727
Furniture and office equipment	410,841	409,793
Leasehold improvements	854,215	854,215

Total cost	9,768,458	9,724,735
Accumulated depreciation and amortization	(8,683,322)	(8,593,236)
Construction in progress	835,140	557,054

Net property and equipment	1,920,276	1,688,553

Deferred taxes, non-current portion	1,633,375	1,683,375

Total Assets	$13,225,570	$13,561,635

See accompanying notes to financial statements.

(continued)

CPS TECHNOLOGIES CORPORATION

Balance Sheets (Unaudited)

(concluded)

LIABILITIES AND STOCKHOLDERS’	April 2,	December 26,
EQUITY	2016	2015

Current liabilities:
Accounts payable	1,362,108	1,622,564
Accrued expenses	578,674	931,916

Total current liabilities	1,940,782	2,554,480

Commitments (note 9)
Stockholders’ equity:
Common stock, $0.01 par value,
authorized 20,000,000 shares;
issued 13,413,492 and 13,412,292 shares;
outstanding 13,199,118 and 13,197,918 shares;
at April 02, 2016 and December 26, 2015, respectively	134,135	134,123
Additional paid-in capital	35,325,523	35,245,030
Accumulated deficit	(23,667,817)	(23,864,945)
Less cost of 214,374 common shares repurchased
at April 02, 2016 and December 26, 2015	(507,053)	(507,053)

Total stockholders’ equity	11,284,788	11,007,155

Total liabilities and stockholders’
equity	$13,225,570	$13,561,635

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION

Statements of Income (Unaudited)

	Fiscal Quarters Ended
	April 2,	March 28,
	2016	2015

Revenues:
Product sales	$5,215,617	$5,248,012
Research and development under
cooperative agreement	—	42,254

Total revenues	5,215,617	5,290,266
Cost of product sales	4,084,060	4,119,931
Cost of research and development
under cooperative agreement	—	34,970

Gross Margin	1,131,557	1,135,365
Selling, general, and
administrative expense	908,169	1,012,838

Income from operations	223,388	122,527
Other income, net	3,740	—

Income before taxes	227,128	122,527
Income tax provision	30,000	48,740

Net income	$197,128	$73,787

Net income per
basic common share	$0.01	$0.01

Weighted average number of
basic common shares
outstanding	13,198,236	13,147,672

Net income per
diluted common share	$0.01	$0.01

Weighted average number of
diluted common shares
outstanding	13,503,656	13,731,364

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION

Statements of Cash Flows (Unaudited)

	Fiscal Quarters Ended
	April 2,	March 28,
	2016	2015

Cash flows from operating activities:
Net income	$197,128	$73,787
Adjustments to reconcile net income
to cash provided by (used) in operating activities:
Depreciation and amortization	135,264	142,030
Share-based compensation	78,612	66,347
Deferred taxes	30,000	48,740
Excess tax benefit from stock options exercised	(57)	(21,500)
Changes in:
Accounts receivable-trade	871,033	(494,919)
Inventories	5,745	(4,717)
Prepaid expenses and other current assets	(41,922)	(38,611)
Accounts payable	(260,456)	334,510
Accrued expenses	(353,242)	(163,379)

Net cash provided by (used) in operating activities	662,105	(57,712)

Cash flows from investing activities:
Purchases of property and equipment	(366,987)	(97,595)

Net cash used in investing
activities	(366,987)	(97,595)

Cash flows from financing activities:
Excess tax benefit from stock options exercised	57	21,500
Proceeds from issuance of common stock	1,836	62,216
Repurchase of common stock	—	(62,015)

Net cash provided by
financing activities	1,893	21,701

Net change in cash and cash equivalents	297,011	(133,606)
Cash and cash equivalents at beginning of period	3,412,649	2,305,580

Cash and cash equivalents at end of period	$3,709,660	$2,171,974

Supplemental cash flow information:
Cash paid for taxes, net of refunds	$8,000	$—

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

The Company’s balance sheet at December 26, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Registrant’s Annual Report on Form 10-K for the year ended December 26, 2015.

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

The following table presents the calculation of both basic and diluted earnings per share (“EPS”):

	For periods ended
	April 2,	March 28,
	2016	2015

Basic EPS Computation:
Numerator:
Net income	$197,128	$73,787
Denominator:
Weighted average
common shares
Outstanding	13,198,236	13,147,672
Basic EPS	$0.01	$0.01
Diluted EPS Computation:
Numerator:
Net income	$197,128	$73,787
Denominator:
Weighted average
common shares
Outstanding	13,198,236	13,147,672
Dilutive effect stock options	305,420	583,692
Total Shares	13,503,656	13,731,364
Diluted EPS	$0.01	$0.01

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

During the quarters ended April 2, 2016 and March 28, 2015, a total of 129,000 and 123,500 stock options, respectively were granted to employees under the Company’s 2009 Stock Incentive Plan (the “Plan) and a total of 45,000 stock options were granted to outside directors, respectively.

During the quarters ended April 2, 2016 and March 28, 2015 the Company issued 1,200 and 41,700 shares, respectively as a result of employee option exercises. During the quarter ended April 2, 2016 there were 40,000 expired stock options and during the quarter ended March 28, 2015 there were no expired stock options.

During the quarter ended April 2, 2016 the Company did not repurchase shares. During the quarter ended March 28, 2015 the Company repurchased 21,170 shares from employees to facilitate their exercise of stock options.

As of April 2, 2016, there was $428 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a weighted average period of 2.48 years.

During the quarters ended April 2, 2016 and March 28, 2015, the Company recognized $79 thousand and $66 thousand, respectively as shared-based compensation expense related to previously granted shares under the Plan.

(5) Inventories

Inventories consist of the following:

	April 2,	December 26,
	2016	2015

Raw materials	$545,292	$670,318
Work in process	1,255,565	970,598
Finished goods	1,291,342	1,447,028

Gross inventory	3,092,199	3,087,944
Reserve for obsolescence	(465,500)	(455,500)

Inventories, net	$2,626,699	$2,632,444

(6) Accrued Expenses

Accrued expenses consist of the following:

	April 2,	December 26,
	2016	2015

Accrued legal and accounting	$64,000	$101,000
Accrued payroll and related	422,335	666,846
Accrued other	92,339	191,921
Accrued income taxes	—	2,149

Total Accrued Expenses	$578,674	$931,916

The accrued payroll and related at April 2, 2016 and December 26, 2015 includes $5 thousand and $140 thousand, respectively for incentive bonuses. December 26, 2015 includes $120 thousand for 401k company match.

(7) Line of Credit and Equipment Finance Facility Agreements

In April 2016, the Company renewed its $2 million revolving line of credit (“LOC”) and $500 thousand of an equipment finance facility (“Lease Line”) with Santander Bank.   Both agreements mature in May 2017.  The LOC is secured by the accounts receivable and other assets of the Company, has an interest rate of “prime” and a one-year term. Under the terms of the agreement, the Company is required to maintain its operating accounts with Santander Bank. The LOC and the Lease Line are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the LOC that require the Company to maintain a targeted coverage ratio as well as targeted debt to equity and current ratios. At April 2, 2016, the Company was in compliance with all covenants. At April 2, 2016 the Company had no borrowings under either the LOC or the capital lease line. Further, the Company’s borrowing base at the time would have permitted $1,536 thousand to have been borrowed under the LOC.

(8) Income Taxes

The Company has a current and non-current deferred tax asset aggregating $2,120,806 and $2,150,749 on the Company’s balance sheet at April 2, 2016 and December 26, 2015, respectively. A valuation allowance is required to be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining deferred tax assets and as such no valuation allowance has been provided against the deferred tax asset. During 2015, all remaining net operating loss carryforwards were utilized in full.

The Company recorded a tax expense of $37 thousand for federal income taxes and a tax benefit of $7 thousand for state income taxes during the quarter ended April 2, 2016. The Company recorded a tax expense of $38 thousand for federal taxes and $11 thousand for state income taxes during the quarter ended March 28, 2015.

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

In February 2011, the Company entered into a lease for an additional 13.8 thousand square feet in Attleboro, MA. The lease term is for one year and has an option to extend the lease for five additional one-year periods. Monthly rent, which includes utilities, is $6,900. The Company renewed the lease in 2013 for one additional year and also obtained two years of additional options which could extend the Company use through February 2019. In October 2015, the Company exercised its option to extend the lease through the end of February 2017.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the financial statements of the Company and notes thereto included in this report and the Company’s Annual Report on Form 10-K for the year ended December 26, 2015.

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

Critical Accounting Policies

The critical accounting policies utilized by the Company in preparation of the accompanying financial statements are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 26, 2015, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There have been no material changes to these policies since December 26, 2015.

Overview

CPS Technologies Corporation (the ‘Company’ or ‘CPS’) provides advanced material solutions to the electronics, power generation, automotive and other industries. In 2008 the Company also entered into a cooperative agreement with the U.S. Army to further develop its composite technology to produce armor. The Cooperative Agreement was a four-year agreement which expired on March 31, 2015.

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

Results of Operations for the First Fiscal Quarter of 2016 (Q1 2016) Compared to the First Fiscal Quarter of 2015 (Q1 2015); (all $ in 000’s)

Total revenue was $5,216 in Q1 2016 compared with total revenue of $5,290 generated in Q1 2015, a reduction of 1%. During Q1 2016, the Company experienced a decrease in the sales of baseplates and lids which was nearly offset by an increase in armor sales and, to a lesser degree, an increase in sales of hermetic packages. There were no significant price changes in Q1 2016 compared with Q1 2015.

Gross margin in Q1 2016 totaled $1,132 or 22% of sales. This was flat compared with the gross margin in Q1 2015 which totaled $1,135 or 21% of sales.

Selling, general and administrative (SG&A) expenses totaled $908 in Q1 2016, down 10% compared with SG&A expenses of $1,013 in Q1 2015.  This decrease was primarily a result of lower costs for incentive compensation, a reduction in the Company’s 401K match, payroll tax refunds and lower professional fees and legal expenses. These reductions in costs were offset, in part, by costs associated with selling and marketing products in China.

Primarily as a result of lower SG&A expenses, the Company experienced an increase in operating profit to $223 and net income to $137 in Q1 2016 compared with an operating profit of $123 and net income of $74 in the same quarter of 2015.

Liquidity and Capital Resources (all $ in 000’s unless noted)

The Company’s cash and cash equivalents at April 2, 2016 totaled $3,710. This compares to cash and cash equivalents at December 26, 2015 of $3,413. The increase in cash was due primarily to a $871 decrease in receivables and, to a lesser degree, earnings from operations, offset, in part, by a reduction in payables and accruals of $614 and capital expenditures in excess of depreciation totaling $232.

Accounts receivable at April 2, 2016 totaled $2,701 thousand compared with $3,572 thousand at December 26, 2015. Days Sales Outstanding (DSOs) decreased from 59 days at the end of 2015 to 50 days at the end of Q1 2016. During Q1 of 2016, a greater portion of sales were collected during the quarter, due in part to the 14-week quarter. (The Company operates on a fiscal calendar, typically consisting of four, 13-week quarters. Every fourth year, however, the first quarter has 14 weeks as occurred in 2016.) The accounts receivable balances at December 26, 2015, and April 2, 2016 were both net of an allowance for doubtful accounts of $10.

Inventories totaled $2.6 million at April 2, 2016, flat with inventory levels at December 26, 2015. The inventory turnover in the most recent quarters ending Q1 2016 was 6.4 times (based on a 5 point average), down slightly from the 6.5 turnover averaged during the four quarters of 2015.

All consigned inventory is shipped under existing purchase orders and per customers’ requests. At April 2, 2016 and December 26, 2015, $961 thousand and $763 thousand, respectively, was located at customers’ locations pursuant to consigned inventory agreements.

The Company financed its working capital during Q1 2016 with a combination of cash balances and funds generated from operations.  The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2016 from a combination of operating cash flow, existing cash balances and borrowings under its line of credit, if necessary.

The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its business objectives.

Contractual Obligations

In April 2016, the Company renewed its $2 million revolving line of credit (“LOC”) and $500 thousand of an equipment finance facility (“Lease Line”) with Santander Bank.   Both agreements mature in May 2017.  The LOC is secured by the accounts receivable and other assets of the Company, has an interest rate of “prime” and a one-year term. Under the terms of the agreement, the Company is required to maintain its operating accounts with Santander Bank. The LOC and the Lease Line are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the line of credit that require the Company to maintain a targeted coverage ratio as well as targeted debt to equity and current ratios. At April 2, 2016, the Company was in compliance with all covenants. At April 2, 2016 the Company had no borrowings under either the LOC or the capital lease line. Further, the Company’s borrowing base at the time would have permitted $1,536 thousand to have been borrowed under the LOC.

The covenants with Santander Bank are identical for the line of credit and equipment financing facility. The covenant requirements are shown below together with the actual ratios achieved:

Covenant	Requirement	Actual
Debt Service Coverage Ratio	Minimum of $1.25	N/A
Current Ratio	Minimum of 1.5X	4.9
Liabilities to Tangible Net Worth	Maximum of 1.0X	0.2
Borrowings under the lease line	Maximum of $500K	None
Borrowings under the line of credit	Maximum of $1,536K	None
	*(based on receivables at 4/2/2016)

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

As of April 2, 2016 the Company had $835 thousand of construction in progress and no outstanding commitments to purchase production equipment. The Company intends to finance production equipment and construction in progress and outstanding commitments under the lease agreement with existing cash balances and funds generated by operations.

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

The Company’s contractual obligations at April 2, 2016, not including unexercised options to extend, consist of the following:

		Payments Due by Period
		Remaining in	FY 2017-
	Total	FY 2016	FY 2018	FY 2019
Operating lease obligation for facilities	$520,400	$176,400	$318,600	$25,400

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

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None.

ITEM 1A RISK FACTORS

There have been no material changes to the risk factors as discussed in our 2015 Form 10-K.

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

On February 26, 2016 the Company filed a report on Form 8-K relating to the announcement of its financial results for the year ended December 26, 2015 as presented in a press release dated February 24, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPS TECHNOLOGIES CORPORATION

(Registrant)

Date: May 11, 2016

/s/ Grant C. Bennett

Grant C. Bennett

Chief Executive Officer

Date: May 11, 2016

/s/ Ralph M. Norwood

Ralph M. Norwood

Chief Financial Officer