Form 10-Q
period 2016-07-02
CPS TECHNOLOGIES CORP/DE/
filed 2016-08-09
CIK 814676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended July 2, 2016

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

[ ] Yes       [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Number of shares of common stock outstanding as of August 3, 2016: 13,203,436.

PART I  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORPORATION

Balance Sheets (Unaudited)

	July 2,	December 26,
	2016	2015

Current assets:
Cash and cash equivalents	$3,574,227	$3,412,649
Accounts receivable-trade, net	2,499,056	3,572,479
Inventories, net	2,414,875	2,632,444
Prepaid expenses and other current assets	134,641	104,761
Deferred taxes	510,288	467,374
Total current assets	9,133,087	10,189,707
Property and equipment:
Production equipment	8,503,402	8,460,727
Furniture and office equipment	410,841	409,793
Leasehold improvements	854,215	854,215
Total cost	9,768,458	9,724,735
Accumulated depreciation
and amortization	(8,819,418)	(8,593,236)
Construction in progress	925,280	557,054
Net property and equipment	1,874,320	1,688,553
Deferred taxes, non-current portion	1,683,375	1,683,375
Total assets	$12,690,782	$13,561,635

See accompanying notes to financial statements.

(continued)

CPS TECHNOLOGIES CORPORATION

Balance Sheets (Unaudited)

(concluded)

LIABILITIES AND STOCKHOLDERS`	July 2,	December 26,
EQUITY	2016	2015

Current liabilities:
Accounts payable	913,644	1,622,564
Accrued expenses	710,859	931,916

Total current liabilities	1,624,503	2,554,480

Commitments (note 9)
Stockholders` equity:
Common stock, $0.01 par value,
authorized 20,000,000 shares;
issued 13,423,492 and 13,412,292 shares;
outstanding 13,203,436 and 13,197,918 shares;
at July 2, 2016 and December 26, 2015, respectively	134,235	134,123
Additional paid-in capital	35,375,652	35,245,030
Accumulated deficit	(23,926,555)	(23,864,945)
Less cost of 220,056 and 214,374 common shares
repurchased at July 2, 2016 and December 26, 2015,
respectively	(517,053)	(507,053)

Total stockholders` equity	11,066,279	11,007,155

Total liabilities and stockholders`
equity	$12,690,782	$13,561,635

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION

Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	June 27,	July 2,	June 27,
	2016	2015	2016	2015

Revenues:
Product sales	$3,934,995	$5,635,889	$9,150,612	$10,883,901
Research and development
under cooperative agreement	—	—	—	42,254

Total revenues	3,934,995	5,635,889	9,150,612	10,926,155
Cost of product sales	3,374,078	4,336,853	7,458,138	8,456,784
Cost of research and development
under cooperative agreement	—	—	—	34,970

Gross Margin	560,917	1,299,036	1,692,474	2,434,401
Selling, general, and
administrative expense	892,477	1,112,295	1,800,646	2,125,133

Operating income (loss)	(331,560)	186,741	(108,172)	309,268
Interest income (expense), net	2,722	851	6,462	851

Net income (loss) before
income tax expense (benefit)	(328,838)	187,592	(101,710)	310,119
Income tax expense (benefit)	(70,100)	73,760	(40,100)	122,500

Net income (loss)	$(258,738)	$113,832	$(61,610)	$187,619

Net income (loss) per
basic common share	$(0.02)	$0.01	$(0.00)	$0.01

Weighted average number of
basic common shares
outstanding	13,200,269	13,178,297	13,199,210	13,162,984

Net income (loss) per
diluted common share	$(0.02)	$0.01	$(0.00)	$0.01

Weighted average number of
diluted common shares
outstanding	13,200,269	13,627,346	13,199,210	13,679,355

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION

Statements of Cash Flows (Unaudited)

	Six Months Ended
	July 2,	June 27,
	2016	2015

Cash flows from operating activities:
Net income (loss)	$(61,610)	$187,619
Adjustments to reconcile net income (loss)
to cash provided by (used in) operating activities:
Depreciation and amortization	271,360	288,471
Share-based compensation	116,085	142,074
Deferred taxes	(40,100)	122,500
Excess tax benefit from stock options exercised	(2,814)	(49,379)
Changes in:
Accounts receivable-trade, net	1,073,423	(251,206)
Inventories	217,569	(271,958)
Prepaid expenses and other current assets	(29,880)	75,246
Accounts payable	(708,920)	454,016
Accrued expenses	(221,057)	(128,622)

Net cash provided by operating
activities	614,054	568,762

Cash flows from investing activities:
Purchases of property and equipment	(457,127)	(170,652)

Net cash used in investing
activities	(457,127)	(170,652)

Cash flows from financing activities:
Proceeds from issuance of common stock	11,835	163,490
Excess tax benefit from stock options exercised	2,814	49,379
Repurchase of common stock	(10,000)	(163,290)

Net cash provided by
financing activities	4,649	49,579

Net increase in cash and cash equivalents	161,578	447,689
Cash and cash equivalents at beginning of period	3,412,649	2,305,580

Cash and cash equivalents at end of period	$3,574,227	$2,753,269

Supplemental cash flow information:
Cash paid for taxes	$8,000	$15,456

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

For further information, refer to the financial statements and footnotes thereto included in the Registrant’s Annual Report on Form 10-K for the year ended December 26, 2015

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

The following table presents the calculation of both basic and diluted earnings per share (“EPS”):

	Three Months Ended		Six Months Ended
	July 2,	June 27,	July 2,	June 27,
	2016	2015	2016	2015

Basic EPS Computation:
Numerator:
Net income (loss)	$(258,738)	$113,832	$(61,610)	$187,619
Denominator:
Weighted average
Common shares
Outstanding	13,200,269	13,178,297	13,199,210	13,162,984
Basic EPS	$(0.02)	$0.01	$(0.00)	$0.01
Diluted EPS Computation:
Numerator:
Net income (loss)	$(258,738)	$113,832	$(61,610)	$187,619
Denominator:
Weighted average
Common shares
Outstanding	13,200,269	13,178,297	13,199,210	13,162,984
Dilutive effect of stock options	—	449,049	—	516,371
Total Shares	13,200,269	13,627,346	13,199,210	13,679,355
Diluted EPS	$(0.02)	$0.01	$(0.00)	$0.01

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

There were no stock options granted under the Plan during the quarter ended July 2, 2016 or June 27, 2015.

During the quarters ended July 2, 2016 and June 27, 2015 the Company issued 10,000 and 71,500 shares, respectively, as a result of option exercises. No stock options expired during the quarters ended July 2, 2016 or June 27, 2015.

During the quarter ended July 2, 2016 and June 27, 2015 the Company repurchased 5,682 and 40,678 shares, respectively, from employees to facilitate their exercise of stock options.

During the three and six months ended July 2, 2016, the Company recognized $37,473 and $116,085, respectively, as shared-based compensation expense related to previously granted shares under the Plan. A tax benefit of $2,757 and $2,814 was recognized as additional paid in capital in the three and six months ended July 2, 2016, respectively, resulting from the excess tax benefit of option exercises.

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

 (5)  Inventories

Inventories consist of the following:

	July 2,	December 26,
	2016	2015
Raw materials	$603,507	$670,318
Work in process	1,316,888	970,598
Finished goods	959,980	1,447,028
Total inventory	2,880,375	3,087,944

Reserve for obsolescence	(465,500)	(455,500)
Inventories, net	$2,414,875	$2,632,444

(6)  Accrued Expenses

Accrued expenses consist of the following:

	July 2,	December 26,
	2016	2015
Accrued legal and accounting	$65,324	$101,000
Accrued payroll	504,834	666,846
Accrued other	140,701	164,070
	$710,859	$931,916

(7)        Line of Credit and Equipment Lease Facility Agreements

In early May 2016, the Company renewed its $2 million revolving line of credit (“LOC”) and $500 thousand of an equipment finance facility (“Lease Line”) with Santander Bank.  Both agreements mature in May 2017.  The LOC is secured by the accounts receivable and other assets of the Company, has an interest rate of prime and a one-year term. Under the terms of the agreement, the Company is required to maintain its operating accounts with Santander Bank. The LOC and the Lease Line are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the LOC that require the Company to maintain a targeted coverage ratio as well as targeted debt to equity and current ratios. At July 2, 2016, the Company was in compliance with all existing covenants.  At July 2, 2016, the Company had not utilized the equipment finance facility and therefore had $500 thousand available.   Also, at July 2, 2016 the Company had no borrowings under this LOC and its borrowing base at the time would have permitted an additional $1.2 million to have been borrowed.

(8)        Income Taxes

The Company has a current and non-current deferred tax asset aggregating $2,193,663 and $2,150,749 on the Company’s balance sheet at July 2, 2016 and December 26, 2015, respectively.  A valuation allowance is required to be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining deferred tax assets and as such no valuation allowance has been provided against the deferred tax asset. During 2015, all remaining net operating loss carryforwards were utilized in full.

The Company recorded a tax benefit of $68 thousand and $31 thousand for federal income taxes and a tax benefit of $2 thousand and $9 thousand for state income taxes during the three and six months ended July 2, 2016, respectively.

The Company recorded a tax expense of $58 thousand and $95 thousand for federal income taxes and a tax expense of $16 thousand and $27 thousand for state income taxes during the three and six months ended June 27, 2015, respectively.

(9)        Commitments

The Company entered into a 10-year lease for the Norton facilities effective on March 1, 2006. The leased facilities comprise approximately 38 thousand square feet. In January 2016 this lease was amended to extend the lease to February 28, 2017.  As part of the agreement the Company obtained two, one-year options which enabled it to continue to lease through February 28, 2019. In June 2016 the Company exercised the option to extend the lease through February 28, 2018.  The lease is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities.  The Company also has an option to buy the property and a first right of refusal during the term of the lease.  Annual rental payments are $100 thousand in year one increasing to $152 thousand at the end of the extended term.

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

A market at an earlier stage of the adoption lifecycle is the market for hybrid and electric automobiles.  In 2012 the Company announced a multi-year supply agreement with a major tier one automotive supplier for the supply of AlSiC pin fin baseplates for use in motor controllers for hybrid and electric automobiles.

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

Results of Operations for the Second Fiscal Quarter of 2016 (Q2 2016) Compared to the Second Fiscal Quarter of 2015 (Q2 2015); (all $ in 000s)

Total revenue was $3,935 in Q2, 2016, a 30% decrease compared with total revenue of $5,636 in Q2, 2015. This decrease was due in large part to a decline in the sales of baseplates and, to a lesser degree, a reduction in revenues from hermetic packages and lids. There were no significant price changes in Q2, 2016 compared with Q2, 2015.

Gross margin in Q2 2016 totaled $561 or 14% of sales. In Q2 2015, gross margin was $1,299 or 23% of sales.   This decrease in margin was primarily due to lower sales volume offset, in part, by manufacturing efficiencies.

Selling, general and administrative expenses (SG&A) were $892 in Q2, 2016, down 20% compared with SG&A expenses of $ 1,112 in Q2, 2015.  This decrease was a result of lower costs for incentive compensation, a reduction in commission expense related to volume, the absence of a 401K match and lower legal expenses. These reductions in costs were offset, in part, by an increase in expenses associated with selling and marketing products in China.

Primarily as a result of the decline in sales volume, the Company experienced an operating loss of $332 compared with an operating profit of $187 in the same quarter last year. The net loss for Q2, 2016 totaled $259 versus net income of $114 in Q2, 2015.  In both cases the drop in sales volume, offset in part by lower SG&A expenses was the primary reason for the variance.

Results of Operations for the First Six Months of 2016 Compared to the First Six Months of 2015 (all $ in 000s)

Total revenue was $9,151 in the first half of 2016, a 16% decrease compared with total revenue of $10,926 in the first six months of 2015. This decrease was primarily due to a decline in the sale of baseplates and, to a lesser degree, a drop in lid sales; these reductions were offset in part by an increase in armor sales.  There were no significant price changes during the first half of 2016 compared with the first half of 2015.

Gross margin in the first six months of 2016 totaled $1,692 or 18% of sales.  In the first six months of 2015 gross margin totaled $2,434 or 22% of sales.  This decrease was due primarily to the reduction in revenues.

Selling, general and administrative (SG&A) expenses were $1,801 during the first six months of 2016, down 15% compared with SG&A expenses of $2,125 in the first six months of 2015  This decrease was due to lower levels of incentive compensation, a reduction in commission expense related to volume, the absence of a 401K match and lower legal expenses and professional fees.  These reductions in costs were offset, in part, by an increase in expenses associated with selling and marketing products in China.

In the first six months of 2016 the Company incurred an operating loss of $108 compared with an operating profit of $309 in the same period last year.  The net loss for the first six months of 2016 totaled $62 versus net income of $188 in the first six months of 2015.  In both cases, as cited earlier, the drop in sales volume, offset in part by lower SG&A expenses was the primary reason for the variance.

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

Liquidity and Capital Resources (all $ in 000s unless noted)

The Company’s cash and cash equivalents at July 2, 2016 totaled $3,574.  This compares to cash and cash equivalents at December 26, 2015 of $3,413. The increase in cash was due primarily to reduction in working capital offset, in part, by capital expenditures in excess of depreciation.

Accounts receivable at July 2, 2016 totaled $2.5 million compared with $3.6 million at December 26, 2015. Days Sales Outstanding (DSOs) decreased slightly from 59 days at the end of 2015 to 57 days at the end of Q2, 2016.  The accounts receivable balances at December 26, 2015, and July 2, 2016 were both net of an allowance for doubtful accounts of $10.

Inventories totaled $2.4 million at July 2, 2016, compared with inventories of $2.6 million at December 26, 2015. This decline was due to a slowdown in sales leading to a reduction in manufacturing activity.  The inventory turnover in 2015 was 6.5 times (based on a 5 point average) and 6.1 times for the most recent four quarters ending Q2, 2016.

All consigned inventory is shipped under existing purchase orders and per customers’ requests. Of the inventory of $2.4 million at July 2, 2016, $881 thousand was located at customers’ locations pursuant to consigned inventory agreements. Of the total inventory of $2.6 million at December 26, 2015, $763 thousand was located at customers’ locations pursuant to consigned inventory agreements.

The Company financed its working capital during Q2, 2016 with a combination of cash balances and funds generated from operations.  The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2016 from a combination of operating cash flow, existing cash balances and borrowings under its line of credit, if necessary.

Contractual Obligations

In early May 2016, the Company renewed its $2 million revolving line of credit (“LOC”) and $500 thousand of an equipment finance facility (“Lease Line”) with Santander Bank.  Both agreements mature in May 2017.  The LOC is secured by the accounts receivable and other assets of the Company, has an interest rate of prime and a one-year term. Under the terms of the agreement, the Company is required to maintain its operating accounts with Santander Bank. The LOC and the Lease Line are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the LOC that require the Company to maintain a targeted coverage ratio as well as targeted debt to equity and current ratios. At July 2, 2016, the Company was in compliance with all existing covenants.  At July 2, 2016, the Company had not utilized the equipment finance facility and therefore had $500 thousand available.   Also, at July 2, 2016 the Company had no borrowings under this LOC and its borrowing base at the time would have permitted an additional $1.2 million to have been borrowed.

The financial covenants with Santander Bank are identical for the LOC and Lease Line. The covenant requirements are shown below together with the actual ratios achieved:

Covenant	Requirement	Actual
Debt Service Coverage Ratio	Minimum of 1.25	N/A (no leases)
Current Ratio	Minimum of 1.5X	5.6X
Liabilities to Tangible Net Worth	Maximum of 1.0X	0.1X

Borrowings under the lease line	Maximum of $500K	None
Borrowings under the line of credit*	Maximum of $1.2M	None
*(based on receivables at 7/2/16)

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

As of July 2, 2016 the Company had $925 thousand of construction in progress.  The Company intends to finance production equipment in construction in progress and outstanding commitments under the lease agreement, with existing cash balances and funds generated by operations.

The Company entered into a 10-year lease for the Norton facilities effective on March 1, 2006. The leased facilities comprise approximately 38 thousand square feet. In January 2016 this lease was amended to extend the lease to February 28, 2017.  As part of the agreement the Company obtained two, one-year options which enabled it to continue to lease through February 28, 2019. In June 2016 the Company exercised the option to extend the lease through February 28, 2018 The lease is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities.  The Company also has an option to buy the property and a first right of refusal during the term of the lease.  Annual rental payments are $100 thousand in year one increasing to $152 thousand at the end of the extended term.

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

The Company’s contractual obligations at July 2, 2016 consist of the following:

		Payments Due by Period
		Remaining in	FY 2017 -
	Total	FY 2016	FY 2018	FY 2019-
Operating lease obligation for facilities	$461,600	$117,600	$318,600	$25,400

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

PART II OTHER INFORMATION

ITEM 1             LEGAL PROCEEDINGS

None.

ITEM 1A           RISK FACTORS

There have been no material changes to the risk factors as discussed in our 2015 Form 10-K

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

Exhibit 32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(b)   Reports on Form 8-K:

On May 9, 2016 the Company filed a report on Form 8-K of its earnings report for the fiscal first quarter ended April 2, 2016.

On May 4, 2016 the Company filed a report on Form 8-K which included final tabulation of votes from the Company’s Annual Meeting of Shareholders held on April 29, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPS TECHNOLOGIES CORPORATION

(Registrant)

Date:    August 9, 2016

/s/        Grant C. Bennett

Grant C. Bennett

Chief Executive Officer

Date:    August 9, 2016

/s/        Ralph M. Norwood

Ralph M. Norwood

Chief Financial Officer