Form 10-Q
period 2016-10-01
CPS TECHNOLOGIES CORP/DE/
filed 2016-11-10
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended  October 1, 2016
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
[ ] Yes       [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Number of shares of common stock outstanding as of October 31, 2016: 13,203,436.

PART I  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(continued on next page)

	October 1,	December 26,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$3,458,475	$3,412,649
Accounts receivable-trade, net	2,456,181	3,572,479
Inventories, net	2,141,921	2,632,444
Prepaid expenses and other current assets	116,261	104,761
Deferred taxes	707,188	467,374

Total current assets	8,880,026	10,189,707

Property and equipment:
Production equipment	8,326,020	8,460,727
Furniture and office equipment	410,841	409,793
Leasehold improvements	854,215	854,215

Total cost	9,591,076	9,724,735
Accumulated depreciation
and amortization	(8,550,359)	(8,593,236)
Construction in progress	787,365	557,054

Net property and equipment	1,828,082	1,688,553

Deferred taxes, non-current portion	1,683,375	1,683,375

Total assets	$12,391,483	$13,561,635

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION

Balance Sheets (Unaudited)

(concluded)

LIABILITIES AND STOCKHOLDERS’ EQUITY	October 1,	December 26,
	2016	2015

Current liabilities:
Accounts payable	817,568	1,622,564
Accrued expenses	608,948	931,916

Total current liabilities	1,426,516	2,554,480

Commitments (note 9)
Stockholders’ equity:
Common stock, $0.01 par value,
authorized 20,000,000 shares;
issued 13,413,492 and 13,412,292 shares;
outstanding 13,203,436 and 13,197,918 shares;
at October 1, 2016 and December 26, 2015,
respectively	134,235	134,123
Additional paid-in capital	35,413,125	35,245,030
Accumulated deficit	(24,065,340)	(23,864,945)
Less cost of 220,056 and 214,374 common shares
repurchased at October 1, 2016 and December 26, 2015,
respectively	(517,053)	(507,053)

Total stockholders’ equity	10,964,967	11,007,155

Total liabilities and stockholders’
equity	$12,391,483	$13,561,635

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION

Statements of Income (Unaudited)

	First Quarter Ended		Nine month Periods ended
	October 1,	September 26,	October 1,	September 26,
	2016	2015	2016	2015

Revenues:
Product sales	$3,326,930	$5,423,107	$12,477,543	$16,307,008
Research and development
under cooperative agreement	—	—	—	42,254

Total Revenues	3,326,930	5,423,107	12,477,543	16,349,262
Cost of product sales	2,941,098	4,448,991	10,399,236	12,905,775
Cost of research and development
under cooperative agreement	—	—	—	34,970

Gross Margin	385,832	974,116	2,078,307	3,408,517
Selling, general and
administrative expense	763,260	960,321	2,563,906	3,085,454

Operating income (loss)	(377,428)	13,795	(485,599)	323,063
Interest income (expense), net	1,742	1,454	6,980	2,305
Other income	40,000	—	41,225	—

Net income (loss) before income
tax expense	(335,686)	15,249	(437,395)	325,368
Income tax (benefit) expense	(196,900)	7,000	(237,000)	129,500

Net income (loss)	$(138,786)	$8,249	$(200,395)	$195,868

Net income (loss) per
basic common share	$(0.01)	$0.00	$(0.02)	$0.01

Weighted average number of
basic common shares
outstanding	13,203,436	13,197,827	13,200,584	13,174,598

Net income (loss) per
diluted common share	$(0.01)	$0.00	$(0.02)	$0.01

Weighted average number of
diluted common shares
outstanding	13,203,436	13,611,956	13,200,584	13,656,888

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION

Statements of Cash Flows (Unaudited)

Nine Month Periods Ended
	October 1,	September 26,
	2016	2015

Cash flows from operating activities:
Net income (loss)	$(200,395)	$195,868
Adjustments to reconcile net income
to cash provided by (used in) operating activities
Depreciation & amortization	380,901	406,138
Share-based compensation	153,557	226,853
Deferred taxes	(237,000)	129,500
Excess tax benefit from stock options exercised	(2,814)	(49,379)
Gain on sale of property and equipment	(40,000)	—
Changes in:
Accounts receivable-trade, net	1,116,298	(116,503)
Inventories	490,523	(82,443)
Prepaid expenses	(11,500)	65,440
Accounts payable	(804,996)	268,798
Accrued expenses	322,968	15,043

Net cash provided by (used in) operating
activities	521,606	1,059,315

Cash flows from investing activities:
Purchases of property and equipment	(520,430)	(300,017)
Proceeds from sale of property and equipment	40,000	—

Net cash used in investing
activities	(480,430)	(300,017)

Cash flows from financing activities:
Proceeds from issuance of common stock	11,836	172,671
Excess tax benefit from stock options exercised	2,814	49,379
Repurchase of common stock	(10,000)	(172,470)

Net cash provided by
financing activities	4,650	49,581

Net increase in cash and cash equivalents	45,826	808,879
Cash and cash equivalents at beginning of period	3,412,649	2,305,580

Cash and cash equivalents at end of period	$3,458,475	$3,114,458

Supplemental cash flow information:
Cash paid for taxes, net of refunds	$8,000	$27,005

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

The following table presents the calculation of both basic and diluted EPS:

	Three Months Ended		Nine-Months Ended
	October 1,	September 26,	October 1,	September 26,
	2016	2015	2016	2015

Basic EPS Computation:
Numerator:
Net income (loss)	$(138,786)	$8,249	$(200,395)	$195,868
Denominator:
Weighted average
Common shares
Outstanding	13,203,436	13,197,827	13,200,584	13,174,598
Basic EPS	$(0.01)	$0.00	$(0.02)	$0.01
Diluted EPS Computation:
Numerator:
Net income (loss)	$(138,786)	$8,249	$(200,395)	$195,868
Denominator:
Weighted average
Common shares
Outstanding	13,203,436	13,197,827	13,200,584	13,174,598
Dilutive effect of stock options	—	414,129	—	482,290
Total Shares	13,203,436	13,611,956	13,200,584	13,656,888
Diluted EPS	$(0.01)	$0.00	$(0.02)	$0.01

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

There were no stock options granted under the Plan during the quarters ended October 1, 2016 and September 26, 2015.

During the quarter ended October 1, 2016 there were no shares issued and during the quarter ended September 26, 2015 the Company issued 6,000 shares as a result of option exercises. During the quarter ended October 1, 2016 1,200 options expired. No options expired during the quarter ended September 26, 2015.

During the quarter ended October 1, 2016 there were no shares repurchased. During the quarter ended September 26, 2015 the Company repurchased 3,923 shares from employees to facilitate their exercise of stock options.

During the three and nine months ended October 1, 2016 the Company recognized approximately $37 thousand and $153 thousand, respectively as share-based compensation expense related to previously granted shares under the Plan. A tax benefit of approximately $3 thousand was recognized as additional paid in capital in the nine months ended October 1, 2016 resulting from the excess tax benefit of option exercises.

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

(5)  Inventories

Inventories consist of the following:

	October 1,	December 26,
	2016	2015

Raw materials	$515,692	$670,318
Work in process	1,301,547	970,598
Finished goods	810,182	1,447,028

Total inventory	2,627,421	3,087,944
Reserve for obsolescence	(485,500)	(455,500)

Inventories, net	$2,141,921	$2,632,444

(6)  Accrued Expenses

Accrued expenses consist of the following:

	October 1,	December 26,
	2016	2015

Accrued legal and accounting	$95,324	$101,000
Accrued payroll	352,272	666,846
Accrued other	161,352	164,070

	$608,948	$931,916

(7)  Line of Credit and Equipment Lease Facility Agreements

In May 2016, the Company renewed its $2 million revolving line of credit (“LOC”) and $500 thousand of an equipment finance facility (“Lease Line”) with Santander Bank.   Both agreements mature in May 2017.  The LOC is secured by the accounts receivable and other assets of the Company, has an interest rate of prime and a one-year term. Under the terms of the agreement, the Company is required to maintain its operating accounts with Santander Bank. The LOC and the Lease Line are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the LOC that require the Company to maintain a targeted coverage ratio as well as targeted debt to equity and current ratios. At October 1, 2016, the Company was in compliance with all existing covenants.  At October 1, 2016, the Company had not utilized the equipment finance facility and therefore had $500 thousand available. At October 1, 2016 the Company had no borrowings under this LOC and its borrowing base at the time would have permitted an additional $1,229 thousand to have been borrowed.

(8)  Income Taxes

The Company has a current and non-current deferred tax asset aggregating $2,390,563 and $2,150,749 on the Company’s balance sheet at October 1, 2016 and December 26, 2015, respectively.  A valuation allowance is required to be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining deferred tax assets and as such no valuation allowance has been provided against the deferred tax asset. At the end of 2015 the Company had utilized all of its net operating loss carryforwards.

The Company recorded a tax benefit of $146,440 and $177,720 for federal income taxes and a tax benefit of $50,460 and $59,280 for state income taxes during the three and nine months ended October 1, 2016, respectively.

            The Company recorded a tax expense of $5,000 and $100,520 for federal income taxes and a tax expense of $2,000 and $28,980 for state income taxes during the three and nine months ended September 26, 2015, respectively.

(9)  Commitments

The Company entered into a 10-year lease for the Norton facilities effective on March 1, 2006. The leased facilities comprise approximately 38 thousand square feet. In January 2016 this lease was amended to extend the lease to February 28, 2017. As part of the agreement the Company obtained two, one-year options which enable the Company to continue to lease through February 28, 2019. In June 2016 the Company exercised the option to extend the lease through February 28, 2018.  The lease is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities.  The Company also has an option to buy the property and a first right of refusal during the term of the lease.  Annual rental payments are $100 thousand in year one increasing to $152 thousand at the end of the extended term.

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

Results of Operations for the Third Fiscal Quarter of 2016 (Q3 2016) Compared to the Third Fiscal Quarter of 2015 (Q3 2015); (all $ in 000’s)

Total revenue was $3,327 in Q3 2016, a 39% decrease compared with total revenue of $ 5,423 in Q3 2015.  About half of this decrease was due to a reduction in the sales of baseplates.  Sales of hermetic packages, fracking balls and lids were also down from the previous year contributing to the shortfall.

Gross margin in Q3 2016 totaled $386 or 12% of sales.  In Q3 2015, gross margin was $ 974 or 18% of sales.   This decline in margin was due largely to the decline in revenues, offset in part by a reduction in the spending for factory support costs.

Selling, general and administrative (SG&A) expenses were $763 in Q3 2016, 21% less than SG&A expenses of $960 in Q3 2015.  This decrease was due largely to a reduction in commissions related to volume, lower levels of incentive compensation and expenses for professional fees.

The operating loss for Q3 2016 totaled $377 compared with an operating profit of $14 in Q3 2015.  This decrease was primarily due to lower sales, offset in part by a reduction in spending for factory support costs and SG&A.

The company generated other income in Q3, 2016 of $40 due to the sale of used equipment in excess of book value.   There was no other income in Q3, 2015.

The company experienced a net loss in Q3 2016 for $139 compared with net income of $8 in Q3 2015.  The variance was due in large part to the same factors that contributed to the variance at the operating income level.

Results of Operations for the First Nine Months of 2016 Compared to the First Nine Months of 2015 (all $ in 000’s)

Total revenue was $12,478 in the first nine months of 2016, a 24% decrease compared with total revenue of $16,349 in the first nine months of 2015. This decrease was due to a reduction in the sales of baseplates, hermetic packages, fracking balls and lids, offset in small part by an increase in armor revenues.  There were no significant price changes during the first nine months of 2016 compared with the first nine months of 2016.

Gross margin in the first nine months of 2016 totaled $2,078 or 17% of sales.  This compares with $3,409, or 21% of sales, generated during the first nine months of 2015.   This decline in margin was due to lower revenues, offset in part by reduced spending on factory support costs.

 Selling, general and administrative (SG&A) expenses were $2,564 during the first nine months of 2016, down 17% compared with SG&A expenses of $3,085 incurred during the first nine months of 2015.  This reduction was due to lower accruals for incentive compensation, lower sales commissions related to lower revenues, and a reduction in 401K expenses, professional and legal fees.  These reductions were offset in a small part by higher spending for sales and marketing activities in China.

The company generated other income in the first nine months of 2016 totaling $40 due to the sale of used equipment in excess of book value.   There was no other income during the same period of 2015.

As a result of lower volume, offset in part by spending on factory overhead and SG&A costs, the Company incurred an operating loss of $486 in the first nine months of 2016, compared with an operating profit of $323 in the same period last year.  The net loss for the first nine months of 2016 totaled $200 versus a net income of $196 in the first nine months of 2015.

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

Liquidity and Capital Resources (all $ in 000’s unless noted)

The Company’s cash and cash equivalents at October 1, 2016 totaled $3,458 compared with cash and cash equivalents at December 26, 2015 of $3,413.  This increase was due to a reduction in working capital, offset by operating losses and, to a lesser extent, capital expenditures in excess of depreciation.

Accounts receivable at October 1, 2016 totaled $2,456 compared with $3,572 at December 26, 2015. Days Sales Outstanding (DSOs) increased from 59 days at the end of 2015 to 66 days at the end of Q3, 2016. Both of these statistics are consistent with historical patterns.

Inventories totaled $2,142 at October 1, 2016, compared with inventories of $2,632 at December 26, 2015. The inventory turnover in 2015 was 6.5 times (based on a 5 point average) and 5.9 times for the most recent four quarters ending Q3 2016.

All consigned inventory is shipped under existing purchase orders and per customers’ requests. Of the inventory of $2,142 at October 1, 2016, $802 was located at customers’ locations pursuant to consigned inventory agreements. Of the total inventory of $2.632 at December 26, 2015, $763 was located at customers’ locations pursuant to consigned inventory agreements.

The Company financed its working capital during Q3 2016 with a combination of cash balances and funds generated from operations.  The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2016 from a combination of operating cash flow, existing cash balances and borrowings under its line of credit, if necessary.

Contractual Obligations (all $ in 000’s)

In early May 2016, the Company renewed its $2,000 revolving line of credit (“LOC”) and $500 of an equipment finance facility (“Lease Line”) with Santander Bank.   Both agreements mature in May 2017.  The LOC is secured by the accounts receivable and other assets of the Company, has an interest rate of prime and a one-year term. Under the terms of the agreement, the Company is required to maintain its operating accounts with Santander Bank. The LOC and the Lease Line are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the LOC that require the Company to maintain a targeted coverage ratio as well as targeted debt to equity and current ratios. At October 1, 2016, the Company was in compliance with all existing covenants.  At October 1, 2016, the Company had not utilized the equipment finance facility and therefore had $500 available. At October 1, 2016 the Company had no borrowings under this LOC and its borrowing base at the time would have permitted an additional $1,229 to have been borrowed.

The financial covenants with Santander Bank are identical for the LOC and Lease Line. The covenant requirements are shown below together with the actual ratios achieved:

Covenant	Requirement	Actual
Debt Service Coverage Ratio	Minimum of 1.25	N/A (no leases or interest)
Current Ratio	Minimum of 1.5X	6.2X
Liabilities to Tangible Net Worth	Maximum of 1.0X	0.1X

Borrowings under the lease line	maximum of $500K	None
Borrowings under the line of credit*	maximum of $1,229K	None
*(based on receivables at 10/1/16)

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

As of October 1, 2016 the Company had $787 thousand of construction in progress and no outstanding commitments to purchase production equipment.  The Company intends to finance production equipment in construction in progress and outstanding commitments under the lease agreement with existing cash balances and funds generated by operations.

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

The Company’s contractual obligations at October 1, 2016 consist of the following:

			Payments Due by Period
		Remaining in
	Total	FY 2016	FY 2017 - 2018	FY 2019-
Operating lease obligation for facilities	$402,800	$58,800	$318,600	$25,400

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

(b)        Reports on Form 8-K

On August 5, 2016 the Company filed a report on Form 8-K of its earnings report for the fiscal second quarter ended July 2, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPS TECHNOLOGIES CORPORATION
(Registrant)

Date:    November 9, 2016
/s/        Grant C. Bennett
Grant C. Bennett
Chief Executive Officer

Date:    November 9, 2016

/s/        Ralph M. Norwood

Ralph M. Norwood

Chief Financial Officer