Form 10-K
period 2016-12-31
CPS TECHNOLOGIES CORP/DE/
filed 2017-03-08
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2016
or
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

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act
[ ] Yes [X] No

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was $12 million based on the average of the reported closing bid and asked prices for the Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter as reported on the NASDAQ Capital Market..

Number of shares of Common Stock outstanding as of March 7, 2017: 13,203,436 shares.

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

For 30 years CPS has been the leader in manufacturing MMC components. Products we provide include baseplates for motor controllers used in high-speed electric trains, subway cars, wind turbines, and hybrid and electric vehicles. We provide baseplates and housings used in radar, satellite and avionics applications. We provide lids and heatspreaders used with high performance integrated circuits for use in internet switches and routers. We provide baseplates and housings used in modules built with Wide Band Gap Semiconductors like SiC and GaN. CPS also assembles housings and packages for hybrid circuits. These housings and packages may include MMC components; they may also include components made of more traditional materials such as aluminum, copper-tungsten, etc.

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

In 2016, our three largest customers accounted for 20%, 19% and 10% of revenues, respectively. In 2016, approximately 90% of our revenues were derived from commercial applications and 10% from defense-related applications.

Research and Development

In 2015, costs incurred related to funding under the Cooperative Agreement totaled $42 thousand of which essentially 100% was reimbursed by the U.S. Army and was recorded as revenue. This revenue of $42 thousand resulted in a gross margin of $8 thousand. In 2016 no costs were incurred as the contract expired March 31, 2015.

Availability of Raw Materials

We use a variety of raw materials from numerous domestic and foreign suppliers. These materials are primarily aluminum ingots, ceramic powders and chemicals. The raw materials we use are available from domestic and foreign sources and none is believed to be scarce or restricted for national security reasons. We use no conflict metals.

Patents and Trade Secrets

As of December 31, 2016, the Company had 11 United States patents.  In addition the Company had several international patents covering the same subject matter as the U.S. patents. Licensees of these patents have rights to use certain patents as defined in their respective license agreements.

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

We believe that the principal competitive factors in our end markets today include technical competence, product performance, quality, reliability, price, corporate reputation, and strength of sales and marketing resources. We believe our proprietary processes, reputation, and the price at which we can offer products for sale will enable us to compete successfully in the many electronics end markets. However, we do have one major direct competitor producing metal matrix composites. That company, Denka, is based in Japan and sells to our major customers in Europe and Japan.

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

Employees

As of December 31, 2016, we had 104 permanent full-time employees. 92 were engaged in manufacturing and engineering and 12 in sales and administration, including finance, HR and general management.

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

Although our products are “designed-in” and often have lives lasting several years, any technological changes could eliminate our competitive advantages. This could lead to significant price erosion for products. Our success will depend in part on our ability to develop and offer more advanced products in the future, to anticipate both future demand and the technology to supply that demand, to enhance our current products and services, to provide those products and services at competitive prices on a timely and cost-effective basis to achieve market acceptance of those products and services.

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

Any future action by the U.S. Congress lowering the federal corporate income tax rate and/or eliminating the federal corporate alternative minimum tax could result in the reduction of the net deferred tax asset and a corresponding charge against earnings.

The deferred tax asset reported on the Company’s balance sheet represents the net amount of income taxes expected to be received upon the reversal of the temporary differences between the bases of assets and liabilities as measured by enacted tax laws, and their bases as reported in the financial statements. As of December 31, 2016, the Company’s net deferred tax asset was computed using the federal statutory rate of 34%.

The President of the United States and members of Congress have announced plans to lower the federal corporate income tax rate from its current level of a maximum of 35% and to eliminate the corporate alternative minimum tax. If these plans ultimately result in the enactment of new laws lowering the corporate income tax rate and/or eliminating the corporate alternative minimum tax, the Company’s net deferred tax asset would be re-measured. This would result in a reduction of the deferred tax asset in the period of the law change and a corresponding charge against earnings.

Our sales of fracking balls are adversely affected by a decline in oil prices.

The fracking industry in North America is adversely impacted by low oil prices. As a result our sales of fracking balls are directly affected.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2016, all our manufacturing, engineering, sales and administrative operations were and continue to be located in leased facilities in Norton, Massachusetts and Attleboro, Massachusetts.

The Company entered into a 10-year lease for the Norton facilities effective on March 1, 2006. The leased facilities comprise approximately 38 thousand square feet. Subsequently the Company obtained two, one-year options which enabled it to continue to lease through February 28, 2019. In June 2016 the Company exercised the option to extend the lease through February 28, 2018 The lease is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities. The Company also has an option to buy the property and a first right of refusal during the term of the lease. Annual rental payments are $100 thousand in year one increasing to $152 thousand at the end of the extended term.

In February 2011, the Company entered into a lease for an additional 13.8 thousand square feet in Attleboro. The lease term is for one year and has an option to extend the lease for five additional one-year periods. Monthly rent, which includes utilities, is $6,900. The Company renewed the lease in 2013 for one additional year and also obtained two years of additional options which could extend the Company use through February 2019.  In 2016, the Company exercised its option to extend the lease through the end of February 2018.

Item 3. Legal Proceedings

We are not a party to any litigation which could have a material adverse effect on us or on our business and we are not aware of any pending or threatened material litigation against us.

Item 4. Mine Safety Disclosures

Not applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

On December 31, 2016, we had approximately 800 shareholders. The high and low closing bid prices of our common stock for each quarter during the years ended December 31, 2016 and December 26, 2015 are shown below.

	2016		2015
	High	Low	High	Low
1st Quarter	$2.95	$1.49	$3.25	$2.75
2nd Quarter	$2.25	$1.45	$2.85	$2.22
3rd Quarter	$1.97	$1.28	$3.05	$2.03
4th Quarter	$1.87	$1.08	$2.69	$2.20

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

Not applicable

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

Overview

The Company provides advanced material solutions to the transportation, automotive, energy, computing/internet, telecommunications, aerospace, defense and oil and gas end markets.

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

The Company believes the underlying demand for metal matrix composites is growing as the electronics and other industries seek higher performance, higher reliability, and reduced costs. CPS believes that the Company is well positioned to offer our solutions to current and new customers as these demands grow. In 2016 its top three customers accounted for 49% of revenue and the remaining 51% of revenue was derived from 75 other customers. In 2015 the top three customers accounted for 60% of revenue and the remaining 40% of revenue was derived from approximately 79 customers.

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

The Company also has consigned inventory agreements with a few customers. For product shipped under consigned inventory agreements, the Company recognizes revenue when the customer either notifies CPS that they have picked the product from the consigned inventory or, in some cases, when sixty days have elapsed from the date the shipment arrives at the customer’s location. Of the inventory of $1.97 million at December 31, 2016, $848 thousand was located at customers’ locations pursuant to consigned inventory agreements. Of the total inventory of $2.6 million at December 26, 2015, $763 thousand was located at customers’ locations pursuant to consigned inventory agreements.

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

In some cases, customers place blanket purchase orders and request the Company to maintain inventory sufficient to respond quickly upon receiving a shipment request. The Company manufactures to specifications and the products typically have a life which extends over several years and does not deteriorate over time. Therefore, the risk of obsolescence due to the passage of time, per se, is minimal. However, in order to more efficiently schedule production or to meet agreements with customers to have inventory in the pipeline, the Company occasionally manufactures products in advance of purchase orders. In these instances, the Company bears the risk that it will be left with product manufactures to specification for which there are no customer purchase orders. The Company scrutinizes its inventory and, in the absence of pending orders or strong evidence of future sales, establishes an obsolescence reserve when there has been no activity on a particular part for a twelve month period.

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

The Company typically buys ‘lots’ of components for its hermetic packaging products. Often all the components in a lot are not necessary to complete the order. Annually the company reviews this unused material and establishes an obsolescence reserve for the amount it does not expect to use over the next three years.

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

Income Taxes

Deferred tax assets and liabilities are based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company considers many factors in assessing whether or not a valuation allowance for its Deferred Tax Asset is warranted. On the positive side, the Company considered such factors as its: history of taxable earnings (three of the last four years had operating profits), global customer base consisting of large companies with significant resources, current products and their expected life, technological advantages, potential for price increases, trend of improved manufacturing efficiencies and the magnitude of the Deferred Tax Asset compared with the Company’s expectation of future earnings over the remaining life of the asset. On the negative side, the Company considered such factors as: the global economic environment, the Company’s ability to absorb a period of operating losses and negative cash flow and the potential for the technological breakthroughs and substitution of the Company’s products by lower cost solutions.

At December 31, 2016 the Company’s Deferred Tax Asset and other temporary differences which will require taxable income of approximately $7.2 million and reversals of existing temporary differences to fully utilize, assuming an effective corporate tax rate of 39%. The Company has concluded that it is more likely than not that its Deferred Tax Asset will be fully realized. Current projections of future taxable income, including the reversal of temporary differences, reflect the Company’s belief that it has attractive growth opportunities and a favorable cost structure. These projections support the conclusion that the Company will generate taxable income sufficient to utilize the losses before they expire.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2016 and December 26, 2015, the Company had no accruals for interest or penalties related to income tax matters. The Company did not have any uncertain tax positions at December 31, 2016 or December 26, 2015 which required accrual or disclosure.

Income tax effects related to share-based compensation that are in excess, or less than, grant-date fair value, less any proceeds received on exercise of stock prices, are recognized as either an increase or decrease to additional paid-in capital upon exercise. These tax effects are either offset against currently payable taxes or the benefit of net operating loss utilization.

Results of Operations

Year ended December 31, 2016 (“2016”) compared to the year ended December 26, 2015 (“2015”)

Total revenues were $15.4 million in 2016, a 29% decrease compared with the $21.8 million generated in 2015. This decrease was due primarily to a reduction in the sales of baseplates.

The sale of hermetic packages, fracking balls and lids were also down, offset in part by an increase in armor revenues. There were no significant price reductions during the year.

Gross margin in 2016 totaled $2.2 million or 14% of sales. In 2015 the Company’s gross margin totaled $4.7 million, or 21% of sales. The decrease in margin was directly attributable to the reduction in sales, offset in part by reduced spending on factory support costs.

Selling, general and administrative (SG&A) expenses totaled $3.3 million in 2016, down 18% when compared with SG&A spending of $4.0 million in 2015. This difference of $0.7 million was due to lower sales commissions, incentive compensation, professional fees, 401K match and legal costs, offset in small part by an increased spending on sales and marketing activities in China.

The company generated $51 of “other income” in 2016. $11 of this was interest and $40 was due to the sale of used equipment in excess of book value.

As a result of lower volume, offset in part by reduced spending on factory overhead and SG&A the Company incurred an operating loss of $1.2 million in 2016, compared with an operating profit of $0.6 million in 2015. The effective tax rate in 2016 was 60% and in 2015 was 28%.

Significant Fourth Quarter Activity in 2016

Revenues totaled $2.9 million versus $5.4 million in the last quarter of 2015, representing a 47% decline. The great majority of the $2.5 million reduction was due to a lower shipment of baseplates. A reduction in the sales of frac balls also contributed to the shortfall. The impact of price changes was insignificant in the quarter compared with the same period in 2015.

Gross margin decreased in the Fourth Quarter of 2016 compared with the Fourth Quarter of 2015 from $1,256 thousand to $77 thousand. This decline was directly associated with the reduction in sales volume. No significant impact from price changes last quarter 2016 compared with last quarter 2015.

SG&A expenses declined from $961 thousand to $773 thousand. Approximately half of this reduction was associated with commissions on lower sales while reductions in professional fees and the absence of a 401K match expense also contributed to the reduction.

Primarily as a result of lower sales volume, the Company incurred an operating loss for the Fourth Quarter of 2016 of $696 thousands compared with an operating profit of $296 thousand in the same quarter of 2015. The net loss of the last quarter of 2016 was $253 thousand compared with a net profit of $256 thousand in the Fourth Quarter of 2015.

Liquidity and Capital Resources

The Company’s cash and cash equivalents at December 31, 2016 totaled $3.4 million, flat with the $3.4 million existing at December 26, 2015. This occurred because reductions in working capital approximately offset operating losses incurred during the year.

Accounts receivable at December, 2016 totaled $2.0 million compared with $3.6 million at December 26, 2015. The “days sales outstanding” (DSOs) increased slightly from 59 days at the end of 2015 to 61 days at the end of 2016.

Inventories totaled $2.0 million at December 31, 2016, compared with inventories of $2.6 million at December 26, 2015----reflecting the reduction in volume. The inventory turnover in 2016 was 5.6 times (based on a 5 point average), compared with 6.5 times in 2015.

The Company chose to adopt Accounting Standards Update No. 2015-17, Income Taxes early. As a result of this adoption, the entirety of deferred taxes has been classified as long-term after previously separating this asset between current and long term.

All consigned inventory is shipped under existing purchase orders and per customers’ requests. Of the inventory of $1.97 million at December 31, 2016, $848 thousand was located at customers’ locations pursuant to consigned inventory agreements. Of the total inventory of $2.6 million at December 26, 2015, $763 thousand was located at customers’ locations pursuant to consigned inventory agreements.

Contractual Obligations (all $ in 000’s)

In early May 2016, the Company renewed its $2,000 revolving line of credit (“LOC”) and $500 of an equipment finance facility (“Lease Line”) with Santander Bank.   Both agreements mature in May 2017.  The LOC is secured by the accounts receivable and other assets of the Company, has an interest rate of prime and a one-year term. Under the terms of the agreement, the Company is required to maintain its operating accounts with Santander Bank. The LOC and the Lease Line are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the LOC that require the Company to maintain a targeted coverage ratio as well as targeted debt to equity and current ratios. At December 31, 2016, the Company was in compliance with all existing covenants. At December 31, 2016, the Company had not utilized the equipment finance facility and therefore had $500 available. At December 31, 2016 the Company had no borrowings under this LOC and its borrowing base at the time would have permitted an additional $994* to have been borrowed.

The financial covenants with Santander Bank are identical for the LOC and Lease Line. The covenant requirements are shown below together with the actual ratios achieved:

Covenant	Requirement	Actual
Debt Service Coverage Ratio	Minimum of 1.25	N/A
Current Ratio	Minimum of 1.5X	5.8X
Liabilities to Tangible Net Worth	Maximum of 1.0X	0.1X

Borrowings under the lease line	maximum of $500K	None
Borrowings under the line of credit*	maximum of $994K	None
*(based on receivables at 12/31/16)

Management believes that cash flows from operations, existing cash balances and the annual leasing and credit line in place with Santander Bank (expires in May 2017) will be sufficient to fund our cash requirements for the foreseeable future. We would expect to continue to renew the Lease Line and LOC agreements annually as we have in the past several years. However, there is no assurance that we will be able to generate sufficient revenues or reduce certain discretionary spending in the event that planned operational goals are not met.

As of December 31, 2016 the Company had $158 thousand of construction in progress and no outstanding commitments to purchase production equipment. The Company intends to finance production equipment in construction in progress and outstanding commitments under the lease agreement with existing cash balances and funds generated by operations.

The Company entered into a 10-year lease for the Norton facilities effective on March 1, 2006. The leased facilities comprise approximately 38 thousand square feet. Subsequently the Company obtained two, one-year options which enabled it to continue to lease through February 28, 2019. In June 2016 the Company exercised the option to extend the lease through February 28, 2018 The lease is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities. The Company also has an option to buy the property and a first right of refusal during the term of the lease. Annual rental payments are $100 thousand in year one increasing to $152 thousand at the end of the extended term.

In February 2011, the Company entered into a lease for an additional 13.8 thousand square feet in Attleboro. The lease term is for one year and has an option to extend the lease for five additional one-year periods. Monthly rent, which includes utilities, is $6,900. The Company renewed the lease in 2013 for one additional year and also obtained two years of additional options which could extend the Company use through February 2019.  In 2016, the Company exercised its option to extend the lease through the end of February 2018.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as such item is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting during fiscal 2016.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in the "Internal Control Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

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

Part III

Item 10. Directors, Executive Officer and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Members of the Board of Directors, Nominees and Executive Officers,” “Certain Relationships and Related Person Transactions; Legal Proceedings,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct” and “Corporate Governance” and with respect to our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2016 fiscal year.

The Company has adopted the CPS Code of Conduct, which applies to all directors, officers (including the principal executive officer, principal financial officer and treasurer) and employees. A copy of this code can be found on the Company’s website at www.alsic.com/investor-relations.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Compensation” and “Compensation Discussion and Analysis” with respect to our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2016 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to our Definitive Proxy Statement, under the caption “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” with respect to our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2016 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Certain Relationships and Related Person Transactions; Legal Proceedings” and “Corporate Governance” with respect to our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2016 fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to our Definitive Proxy Statement, under the caption “Accounting Matters” with respect to our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2016 fiscal year.

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

CPS TECHNOLOGIES CORPORATION
By:	/s/ Grant C. Bennett President and Chief Executive Officer March 7, 2017

Pursuant to the Requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Grant C. Bennett	President and Chief Executive Officer	March 7, 2017
Grant C. Bennett

/s/ Ralph M. Norwood	Chief Financial Officer	March 7, 2017
Ralph M. Norwood

/s/ Francis J. Hughes, Jr.	Director	March 7, 2017
Francis J. Hughes

/s/ Daniel C. Snow	Director	March 7, 2017
Daniel C. Snow

/s/ Thomas M. Culligan	Director	March 7, 2017
Thomas M. Culligan

CPS TECHNOLOGIES CORPORATION
EXHIBIT INDEX

Exhibit No.	Description
3.1*	Restated Certificate of Incorporation of the Company, as amended, is incorporated herein by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A (File No. 0-16088)
3.2*	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 33-14616)(the ‘1987 S-1Registration Statement’)
4.1*	Specimen certificate for shares of Common Stock of the Company is incorporated herein by reference to Exhibit 4 to the 1987 S-1 Registration Statement
4.2*	Description of Capital Stock contained in the Restated Certificate of Incorporation of the Company, as amended, filed as Exhibit 3.1
10.5*(1)	Retirement Savings Plan, effective September 1, 1987 is incorporated by reference to Exhibit 10.35 to the Company’s 1989 S-1 Registration Statement
10.21*	1999 Stock Incentive Plan adopted by the Company’s Board of Directors on January 22, 1999
10.22*	2009 Stock Incentive Plan ("2009 Plan") on December 10, 2009.
23.1	Consent of Wolf & Company, P.C.
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated herein by reference.

(1) Management Contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

INDEX TO FINANCIAL STATEMENTS
OF
CPS TECHNOLOGIES CORPORATION

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2016 and December 26, 2015
Statements of Operations for the years ended December 31, 2016, December 26, 2015 and December 27, 2014
Statements of Stockholders’ Equity for the years ended December 31, 2016, December 26, 2015 and December 27, 2014
Statements of Cash Flows for the years ended December 31, 2016, December 26, 2015 and December 27, 2014
Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CPS Technologies Corporation
Norton, Massachusetts

We have audited the accompanying balance sheets of CPS Technologies Corporation (the “Company”) as of December 31, 2016 and December 26, 2015 and the related statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CPS Technologies Corporation as of December 31, 2016 and December 26, 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.
Boston, Massachusetts
March 7, 2017

CPS TECHNOLOGIES CORPORATION
BALANCE SHEETS

	December 31,	December 26,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$3,407,760	$3,412,649
Accounts receivable-trade, net	1,959,606	3,572,479
Inventories, net	1,970,961	2,632,444
Prepaid expenses and other current assets	88,443	104,761

Total current assets	7,426,770	9,722,333

Property and equipment:
Production equipment	9,046,846	8,460,727
Furniture and office equipment	412,412	409,793
Leasehold improvements	886,582	854,215

Total cost	10,345,840	9,724,735
Accumulated depreciation
and amortization	(8,720,219)	(8,593,236)
Construction in progress	158,006	557,054

Net property and equipment	1,783,627	1,688,553

Deferred taxes	2,827,349	2,150,749

Total assets	$12,037,746	$13,561,635

(continued)

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
BALANCE SHEETS

	December 31,	December 26,
	2016	2015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$662,482	$1,622,564
Accrued expenses	623,959	931,916

Total current liabilities	1,286,441	2,554,480

Commitments (note 4)
Stockholders’ Equity:
Common stock, $0.01 par value,
authorized 20,000,000 shares;
issued 13,423,492 and 13,412,292;
outstanding 13,203,436 and 13,197,918 shares;
at December 31, 2016 and December 26, 2015,
respectively	134,235	134,123
Additional paid-in capital	35,452,685	35,245,030
Accumulated deficit	(24,318,562)	(23,864,945)
Less cost of 220,056 and 214,374 common shares repurchased
at December 31, 2016 and December 26, 2015, respectively	(517,053)	(507,053)

Total stockholders’ equity	10,751,305	11,007,155

Total liabilities and stockholders’ equity	$12,037,746	$13,561,635

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2016, DECEMBER 26, 2015,
AND DECEMBER 27, 2014

	2016	2015	2014

Revenues:
Product sales	$15,351,053	$21,719,427	$22,948,993
Research and development under
cooperative agreement	—	42,254	188,597

Total revenues	15,351,053	21,761,681	23,137,590
Cost of product sales	13,195,501	17,061,720	17,510,556
Cost of research and development
under cooperative agreement	—	34,970	156,224

Gross margin	2,155,552	4,664,991	5,470,810
Selling, general, and
Administrative expenses	3,336,631	4,045,834	4,254,977

Income (loss) from operations	(1,181,079)	619,157	1,215,833
Other income	51,318	5,694	5,083

Income (loss) before income tax	(1,129,761)	624,851	1,220,916
Income tax provision (benefit)	(676,144)	174,232	218,148

Net income (loss)	$(453,617)	$450,619	$1,002,768

Net income (loss) per
basic common share	$(0.03)	$0.03	$0.08
Weighted average number of
basic common shares
outstanding	13,201,284	13,180,428	13,096,183
Net income (loss) per
diluted common share	$(0.03)	$0.03	$0.07
Weighted average number of
diluted common shares
outstanding	13,201,284	13,639,074	13,703,005

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016, DECEMBER 26, 2015,
AND DECEMBER 27, 2014

	Common Stock
			Additional			Stock
	Number	Par	Paid-in	Accumulated	Stock	holders’
	shares issued	Value	capital	deficit	repurchased	equity
Balance at
December 28, 2013	13,178,042	$131,781	$34,278,757	$(25,318,332)	$(227,675)	$8,864,531
Share-based
compensation expense	—	—	348,649	—	—	348,649
Issuance of common
stock pursuant to
exercise of stock
options	115,050	1,150	110,576	—	—	111,726
Tax benefit from
exercise of stock
options	—	—	25,716	—	—	25,716
Repurchase of
Common stock	—	—	—	—	(106,908)	(106,908)
Net income	—	—	—	1,002,768	—	1,002,768
Balance at
December 27, 2014	13,293,092	$132,931	$34,763,698	$(24,315,564)	$(334,583)	$10,246,482
Share-based
compensation expense	—	—	283,507	—	—	283,507
Issuance of common
stock pursuant to
exercise of stock
options	119,200	1,192	171,478	—	—	172,670
Tax benefit from
exercise of stock
options	—	—	26,347	—	—	26,347
Repurchase of
Common stock	—	—	—	—	(172,470)	(172,470)
Net income	—	—	—	450,619	—	450,619
Balance at
December 26, 2015	13,412,292	$134,123	$35,245,030	$(23,864,945)	$(507,053)	$11,007,155
Share-based
compensation expense	—	—	193,117	—	—	193,117
Issuance of common
stock pursuant to
exercise of stock
options	11,200	112	11,723	—	—	11,835
Tax benefit from
exercise of stock
options	—	—	2,815	—	—	2,815
Repurchase of
Common stock	—	—	—	—	(10,000)	(10,000)
Net (loss)	—	—	—	(453,617)	—	(453,617)
Balance at
December 31, 2016	13,423,492	$134,235	$35,452,685	$(24,318,562)	$(517,053)	$10,751,305

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016, DECEMBER 28, 2015,
AND DECEMBER 27, 2014

	2016	2015	2014

Cash flows from operating activities:
Net income (loss)	$(453,617)	$450,619	$1,002,768
Adjustments to reconcile net income (loss)
to cash provided by operating
activities:
Share-based compensation	193,117	283,507	348,649
Depreciation and amortization	550,761	545,673	576,745
Deferred taxes	(673,785)	176,063	175,437
Excess tax benefit from stock options exercised	(2,815)	(26,347)	(25,716)
Gain on sale of property and equipment	(40,000)	—	—
Changes in operating assets and liabilities:
Accounts receivable – trade, net	1,612,873	16,712	(688,734)
Inventories	661,483	(103,490)	(345,255)
Prepaid expenses and other current assets	16,318	62,022	8,943
Accounts payable	(960,082)	270,146	260,509
Accrued expenses	(307,957)	(117,700)	(31,481)

Net cash provided by operating activities	596,296	1,557,205	1,281,865

Cash flows from investing activities:
Purchases of property and equipment	(645,835)	(476,683)	(501,501)
Proceeds from sale of property and equipment	40,000	—	—

Net cash used by
investing activities	(605,835)	(476,683)	(501,501)

Cash flows from financing activities:
Payment of capital lease obligations	—	—	(76,372)
Excess tax benefit from stock options exercised	2,815	26,347	25,716
Proceeds from issuance of common stock	11,835	172,670	111,726
Repurchase of common stock	(10,000)	(172,470)	(106,908)

Net cash provided (used) by financing activities	4,650	26,547	(45,838)

Net increase (decrease) in cash and cash equivalents	(4,889)	1,107,069	734,526
Cash and cash equivalents at beginning of year	3,412,649	2,305,580	1,571,054

Cash and cash equivalents at end of year	$3,407,760	$3,412,649	$2,305,580

Supplemental cash flow information:
Income taxes paid, net of refund	$436	$12,005	$34,706
Interest paid	$—	$—	$3,554

See accompanying notes to financial statements.

CPS Technologies Corporation
Years Ended December 31, 2016, December 26, 2015, and December 27, 2014
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

(2)(c) Inventories

Inventories are stated at the lower of cost or market, as determined under the first-in, first-out method (FIFO), or market. A reserve for obsolete inventories is based on factors regarding the sales and usage of such inventories, including inventories manufactured for specific customers. The Company’s general obsolescence policy is to write off obsolete inventory when there has been no activity on a particular part for a twelve month period and there are no pending customer orders.

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

(2)(e) Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. Recoverability is assessed based on estimated undiscounted future cash flows. As of December 31, 2016 and December 26, 2015, the Company believes that there has been no impairment of its long-lived assets.

(2)(f) Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605 which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

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

(2)(g) Research and Development Costs

In 2015, costs incurred related to funding under the Cooperative Agreement totaled $42 thousand of which 100% was reimbursed by the U.S. Army and was recorded as revenue. This revenue of $42 thousand resulted in a gross margin of $8 thousand. In 2016 no costs were incurred as the contract expired March 31, 2015.

In 2014, costs incurred related to funding under the Cooperative Agreement totaled $189 thousand of which 100% was reimbursed by the U.S. Army and was recorded as revenue. This revenue of $189 thousand resulted in a gross margin of $32 thousand.

(2)(h) Income Taxes

Deferred tax assets and liabilities are based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company considers many factors in assessing whether or not a valuation allowance for its Deferred Tax asset is warranted. On the positive side, the Company considered such factors as its: history of taxable earnings (three of the last four years had operating profits), global customer base consisting of large companies with significant resources, current products and their expected life, technological advantages, potential for price increases, trend of improved manufacturing efficiencies and the magnitude of the Deferred Tax Asset compared with the Company’s expectation of future earnings over the remaining life of the asset. On the negative side, the Company considered such factors as: the global economic environment, the Company’s ability to absorb additional periods of operating losses and negative cash flow and the potential for the technological breakthroughs and substitution of the Company’s products by lower cost solutions.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31 2016 and December 26, 2015, the Company has no accruals for interest or penalties related to income tax matters. The Company does not have any uncertain tax positions at December 31, 2016 or December 26, 2015 which required accrual or disclosure.

Income tax effects related to share-based compensation that are in excess, or less than, grant-date fair value, less any proceeds received on exercise of stock prices, are recognized as either an increase or decrease to additional paid-in capital upon exercise. These tax effects are either offset against currently payable taxes or the tax benefit of net operating loss utilization.

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

(2)(j) Reclassification

Certain amounts in prior year’s financial statements have been reclassified to conform to the current year’s presentation.

In November 2015, the FASB issued updated accounting guidance on balance sheet classification of deferred taxes ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This update provides for simplified presentation of deferred income taxes. Deferred tax liabilities and assets are now required to be classified as noncurrent in a classified statement of financial position. This guidance is effective within those annual reporting periods that begin after December 31, 2016, and interim periods within those annual periods and allows for full prospective or retrospective application. Early adoption is permitted. The Company adopted this new guidance in fiscal 2016 and as a result, 100% of the deferred tax asset is classifies as non-current for all periods presented.

(2)(k) Other Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This update provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB modified ASU 2014-09 to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and allows for either full retrospective or modified retrospective application, with early adoption is permitted for years beginning after December 15, 2016. Accordingly, the standard is effective for the Company for fiscal year 2018. The Company is currently evaluating the adoption method it will apply and the impact that this guidance will have on its financial statements and related disclosures.

In February 2016 the FASB issued ASU No. 2016-02, Leases. This update will be effective for fiscal years beginning after December 15, 2018. The standard will require the Company to put its operating leases on the balance sheet which will add assets and liabilities to its balance sheet. The Company is currently evaluating the impact that this guidance will have on its financial statements and related disclosures.

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

(2)(m) Fiscal Year-End

The Company’s fiscal year end is the last Saturday in December which could result in a 52 or 53 week year. Fiscal year 2016 consisted of 53 weeks while 2015 and 2014 consisted of 52 weeks.

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

The Cooperative Agreement the Company entered into with the Army Research Laboratory in 2008 and the sale of structural components to the oil and gas industry uses the same equipment and personnel as does the Company’s electronics business described above and does not represent a separate business segment.

(3) Inventories

As of December 31, 2016 and December 26, 2015 inventories consisted of the following:

	2016	2015
Raw materials	$398,994	$670,318
Work in process	1,089,496	970,598
Finished goods	1,032,971	1,447,028

Gross Inventory	2,521,461	3,087,944
Reserve for obsolescence	(550,500)	(455,500)

Total	$1,970,961	$2,632,444

(4) Leases and Commitments

Capital Lease Obligations

An equipment financing facility with Santander Bank (see note 7), agreed to in May 2016, allowed the Company to finance up to $500 thousand of eligible equipment. During 2016 the Company used none of this line and, as a result the Company had $500 thousand available remaining on the Santander lease line at year end.

Operating Lease Obligations

The Company entered into a 10-year lease for the Norton facilities effective on March 1, 2006. The leased facilities comprise approximately 38 thousand square feet. Subsequently the Company obtained two, one-year options which enabled it to continue to lease through February 28, 2019. In June 2016 the Company exercised the option to extend the lease through February 28, 2018 The lease is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities. The Company also has an option to buy the property and a first right of refusal during the term of the lease. Annual rental payments are $100 thousand in year one increasing to $152 thousand at the end of the extended term.

In February 2011, the Company entered into a lease for an additional 13.8 thousand square feet in Attleboro. The lease term is for one year and has an option to extend the lease for five additional one-year periods. Monthly rent, which includes utilities, is $6,900. The Company renewed the lease in 2013 for one additional year and also obtained two years of additional options which could extend the Company use through February 2019.  In 2016, the Company exercised its option to extend the lease through the end of February 2018.

Future minimum rental payments over the terms of the lease agreements are approximately as follows:

Fiscal year:

2017	$235,200
2018	166,200
2019	25,400
$426,800

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

Under the 2009 Plan a total of 2,848,100 shares of common stock are available for issuance, of which 1,306,195 shares remain available for grant as of December 31, 2016.

As of December 31, 2016, the 2009 Plan is the only stock option plan from which awards can be made as all other option plans have expired. The 1999 Stock Option Plan (“1999 Plan”) expired on January 22, 2009 and no additional options can be granted from the plan. As of December 31, 2016 there are 4,000 options outstanding under the 1999 Plan.

A summary of stock option activity for all the above plans as of December 31, 2016 and changes during the year then ended is presented below:

		Weighted	Weighted
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at
beginning of year	1,358,305	$1.80
Granted	274,000	$1.66
Exercised	(11,200)	$1.06
Forfeited	(55,200)	$1.61
Expired	(8,000)	$1.50
Outstanding at
end of year	1,557,905	$1.79	5.8	$461,121
Options exercisable
at year-end	1,088,605	$1.72	4.8	$336,173

The total intrinsic value of options exercised during fiscal years 2016, 2015 and 2014 was $19,592, $141,520 and $330,773, respectively.

Cash received from option exercises under all share-based payment arrangements was $11,836, $172,670, and $111,726, for the years ended December 31, 2016, December 26, 2015 and December 27, 2014, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents the annualized weighted average values of the significant assumptions used to estimate the fair values of the options granted during 2016 and 2015:

	2016	2015
Risk-free interest rate	1.39-1.53%	1.44-1.60%
Expected life in years	6.3	6.3
Expected volatility	53%	50%
Expected dividend yield	0	0
Weighted average fair value of grants	$.85	$1.41

All options are granted with an exercise price equal to the fair market value of the underlying common stock on the date of grant.

The Company recognized $193,116, $283,507 and $348,649 as compensation expense related to total stock options outstanding in 2016, 2015 and 2014, respectively. As of December 31, 2016, there was $379,881 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan; that cost is expected to be recognized over a weighted average period of 2.2 years.

A tax benefit of $2,815, $26,347 and $25,716 was recognized as additional paid in capital in the years ended December 31, 2016, December 26, 2015 and December 27, 2014, respectively, resulting from the excess tax benefit of share-based awards over the cumulative compensation expense recognized for financial reporting.

(6) Accrued Expenses

Accrued expenses at December 31, 2016 and December 26, 2015 consist of the following:

	2016	2015
Accrued legal and
accounting	$87,690	$101,000
Accrued payroll and related	456,063	666,846
Accrued other	80,206	164,070

	$623,959	$931,916

The accrued payroll and related expenses at December 31, 2016 and December 26, 2015 includes $0 and $120 thousand for 401k company match and $55 thousand and $140 thousand for incentive bonuses, respectively.

(7) Revolving Line of Credit and Lease Line

In early May 2016, the Company renewed its $2 million revolving line of credit (“LOC”) and $500 thousand of an equipment finance facility (“Lease Line”) with Santander Bank.  Both agreements mature in May 2017.  The LOC is secured by the accounts receivable and other assets of the Company, has an interest rate of prime (3.75% at December 31, 2016) and a one-year term.  Under the terms of the agreement, the Company is required to maintain its operating accounts with Santander Bank. The LOC and the Lease Line are cross defaulted and cross collateralized. The Company is also subject to certain financial covenants within the terms of the line of credit that require the Company to maintain a targeted coverage ratio as well as targeted debt to equity and current ratios. At December 31, 2016, the Company was in compliance with existing covenants.

At December 31, 2016 and December 26, 2015, the Company had no borrowing under its lease line.  As of December 31, 2016, the borrowing base at the time would have permitted borrowings of $994,000.

(8) Income Taxes

Components of income tax expense (benefit) for each year are as follows:

	2016	2015	2014
Current
Federal	$—	$(2,286)	$15,985
State	456	456	1,011

Current income tax provision (benefit):	456	(1,830)	16,996

Deferred:
United States:
Federal	(526,922)	168,371	200,926
State	(149,678)	7,691	226

Deferred income tax provision (benefit), net	(676,600)	176,062	201,152

Total	$(676,144)	$174,232	$218,148

Deferred tax assets as of December 31, 2016 and December 26, 2015 are as follows:

	December 31, 2016	December 26, 2015
Deferred Tax Assets:
Net operating loss
carryforwards	$363,000	$—
Stock compensation	628,000	553,000
Credit carryforwards	1,265,000	1,018,000
Inventory	369,000	424,000
Accrued liabilities	27,000	39,000
Depreciation	171,000	112,000
Other	4,000	5,000

Gross deferred tax assets	2,827,000	2,151,000
Valuation allowance	—	—

Net deferred tax assets	$2,827,000	$2,151,000

At December 31, 2016 the Company had net operating loss carryforwards of approximately $923,000 available to offset future income for U.S. Federal income tax purposes. At December 26, 2015 the Company had no operating loss carryforwards available.

During 2015 the Company utilized all prior net operating loss carryforwards of $740,000.

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

 A summary of the change in the deferred tax asset is as follows:

	2016	2015	2014
Balance at beginning of year	$2,150,749	$2,300,465	$2,475,902
Deferred tax (expense) benefit	676,600	(149,716)	(175,437)

Balance at end of year	$2,827,349	$2,150,749	$ 2, 300,465

Income tax expense is different from the amounts computed by applying the U.S. federal statutory income tax rate of 34 percent to pretax income as a result of the following:

	2016	2015	2014

Tax at statutory rate	$384,000	$212,000	$415,000
State tax, net
of federal benefit	450	450	1,000

Net operating loss and
credit carryforwards	(249,450)	(34,450)	(190,000)

Other	(43,000)	(4,000)	(8,000)

Total	$(676,000)	$174,000	$218,000

The Company’s income tax filings are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations for the years 2013 through 2016.

(9) Retirement Savings Plan

The Company sponsors a Retirement Savings Plan (the ‘Plan’) under the provisions of Section 401 of the Internal Revenue Code. Employees, as defined in the Plan, are eligible to participate in the Plan after 30 days of employment. Under the terms of the Plan, the Company may match employee contributions under such method as described in the Plan and as determined each year by the Board of Directors. During 2016 the Company did not offer a 401k match. During 2015 and 2014 the Company offered a 401k match. The Company recognized $120,000 and $110,000 expense, in 2015 and 2014, respectively for the Company match.

(10) Concentrations of Credit Risk, Significant Customers and Geographic Information

Financial instruments which subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade accounts receivable. The Company maintains such cash deposits in a high credit quality financial institution.

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

Revenues from significant customers as a percentage of total revenues in 2016, 2015 and 2014 were as follows:

	Percent of Total Revenues
Significant Customer	2016	2015	2014
A	19%	27%	38%
B	20%	23%	21%
C	10%	10%	10%

 As of December 31, 2016, the Company had trade accounts receivable due from these three customers that accounted for 41% of total trade accounts receivable as of that date. No other customer balances constitute 10% or more of accounts receivable at December 31, 2016. Management believes that any credit risks have been properly provided for in the accompanying financial statements.

The Company’s revenue was derived from the following countries in 2016, 2015, and 2014:

	Percent of Total Revenues
Country	2016	2015	2014
United States of America	29%	21%	20%
Germany	38%	50%	59%
Other	33%	29%	21%

 Many of the Company’s customers based in the United States conduct design, purchasing and payable functions in the United States, but manufacture overseas. Revenue generated from shipments made to customers’ locations outside the United States accounted for 71%, 79% and 80% of total revenue in 2016, 2015 and 2014, respectively.

All of the Company’s long-lived assets and operations are located in the United States.

(11) Net Income (Loss) Per Share

The following reconciles the basic and diluted net income (loss) per share calculations.

	For the years ended
	Dec. 31,	Dec. 26,	Dec. 27,
	2016	2015	2014
Basic Computation:
Numerator:
Net income (loss)	$(453,617)	$450,619	$1,002,768
Denominator:
Weighted average
common shares
outstanding	13,201,284	13,180,428	13,096,183
Basic net income (loss) per share	$(0.03)	$0.03	$0.08
Diluted Computation:
Numerator:
Net income (loss)	$(453,617)	$450,619	$1,002,768
Denominator:
Weighted average
common shares
outstanding	13,201,284	13,180,428	13,096,183
Stock options	—	458,646	606,822

Total shares	13,201,284	13,639,074	13,703,005

Diluted net income (loss) per share	$(0.03)	$0.03	$0.07

(12) Allowance for Doubtful Accounts

Activity in the allowance for doubtful account was as follows for fiscal years 2016, 2015, and 2014:

	2016	2015	2014

Beginning balance	$10,000	$10,000	$10,000

Provision for bad debt	—	—	—

Charge-offs	—	—	—

Ending balance	$10,000	$10,000	$10,000