Form 10-Q
period 2017-04-01
CPS TECHNOLOGIES CORP/DE/
filed 2017-05-12
CIK 814676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended April 1, 2017

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

[ ] Yes       [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Number of shares of common stock outstanding as of May 9, 2017: 13,203,436.

PART I  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORP.

Balance Sheets (Unaudited)

	April 1,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$2,875,613	$3,407,760
Accounts receivable-trade, net	1,753,119	1,959,606
Inventories, net	1,947,851	1,970,961
Prepaid expenses and other current assets	124,827	88,443

Total current assets	6,701,410	7,426,770

Property and equipment:
Production equipment	9,046,846	9,046,846
Furniture and office equipment	412,412	412,412
Leasehold improvements	886,582	886,582

Total cost	10,345,840	10,345,840
Accumulated depreciation and amortization	(8,861,595)	(8,720,219)
Construction in progress	191,265	158,006

Net property and equipment	1,675,510	1,783,627

Deferred taxes	3,274,141	2,827,349

Total Assets	$11,651,061	$12,037,746

See accompanying notes to financial statements.

(continued)

CPS TECHNOLOGIES CORP.

Balance Sheets (Unaudited)

(concluded)

LIABILITIES AND STOCKHOLDERS’	April 1,	December 31,
EQUITY	2017	2016

Current liabilities:
Accounts payable	884,420	662,482
Accrued expenses	545,325	623,959

Total current liabilities	1,429,745	1,286,441

Commitments (note 9)
Stockholders’ equity:
Common stock, $0.01 par value,
authorized 20,000,000 shares;
issued 13,423,492 shares;
outstanding 13,203,436;
at April 1, 2017 and December 31, 2016,	134,235	134,235
Additional paid-in capital	35,527,098	35,452,685
Accumulated deficit	(24,922,964)	(24,318,562)
Less cost of 220,056 common shares repurchased
at April 1, 2017 and December 31, 2016	(517,053)	(517,053)

Total stockholders’ equity	10,221,316	10,751,305

Total liabilities and stockholders’
equity	$11,651,061	$12,037,746

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.

Statements of Operations (Unaudited)

	April 1,	April 2,
	2017	2016

Revenues:
Product sales	$2,845,299	$5,215,617

Total revenues	2,845,299	5,215,617
Cost of product sales	2,925,691	4,084,060

Gross Margin	(80,392)	1,131,557
Selling, general, and
administrative expense	973,430	908,169

Income (loss) from operations	(1,053,822)	223,388
Other income, net	2,628	3,740

Income (loss) before taxes	(1,051,194)	227,128
Income tax provision (benefit)	(446,792)	30,000

Net income (loss)	$(604,402)	$197,128

Net income (loss) per
basic common share	$(0.05)	$0.01

Weighted average number of
basic common shares
outstanding	13,203,436	13,198,236

Net income (loss) per
diluted common share	$(0.05)	$0.01

Weighted average number of
diluted common shares
outstanding	13,203,436	13,503,656

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.

Statements of Cash Flows (Unaudited)

	Fiscal Quarters Ended
	April 1,	April 2,
	2017	2016

Cash flows from operating activities:
Net income (loss)	$(604,402)	$197,128
Adjustments to reconcile net income (loss)
to cash provided by (used in) operating activities:
Depreciation and amortization	141,376	135,264
Share-based compensation	74,413	78,612
Deferred taxes	(446,792)	30,000
Excess tax benefit from stock options exercised	—	(57)
Changes in:
Accounts receivable-trade	206,487	871,033
Inventories	23,110	5,745
Prepaid expenses and other current assets	(36,384)	(41,922)
Accounts payable	221,938	(260,456)
Accrued expenses	(78,634)	(353,242)

Net cash provided by (used in) operating activities	(498,888)	662,105

Cash flows from investing activities:
Purchases of property and equipment	(33,259)	(366,987)

Net cash used in investing
activities	(33,259)	(366,987)

Cash flows from financing activities:
Excess tax benefit from stock options exercised	—	57
Proceeds from issuance of common stock	—	1,836

Net cash provided by
financing activities	—	1,893

Net increase (decrease) in cash and cash equivalents	(532,147)	297,011
Cash and cash equivalents at beginning of period	3,407,760	3,412,649

Cash and cash equivalents at end of period	$2,875,613	$3,709,660

Supplemental cash flow information:
Cash paid for taxes, net of refunds	$—	$8,000

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.

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

The Company’s balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The following table presents the calculation of both basic and diluted earnings per share (“EPS”):

	For periods ended
	April 1,	April 2,
	2017	2016

Basic EPS Computation:
Numerator:
Net income (loss)	$(604,402)	$197,128
Denominator:
Weighted average
common shares
Outstanding	13,203,436	13,198,236
Basic EPS	$(0.05)	$0.01
Diluted EPS Computation:
Numerator:
Net income (loss)	$(604,402)	$197,128
Denominator:
Weighted average
common shares
Outstanding	13,203,436	13,198,236
Dilutive effect stock options	—	305,420
Total Shares	13,203,436	13,503,656
Diluted EPS	$(0.05)	$0.01

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

During the quarters ended April 1, 2017 and April 2, 2016 a total of 122,500 and 129,000 stock options, respectively, were granted to employees under the Company’s 2009 Stock Incentive Plan (the “Plan) and a total of 45,000 stock options were granted to outside directors, respectively.

During the quarter ended April 1, 2017 there were no shares issued. During the quarter ended April 2, 2016 the Company issued 1,200 shares of common stock as a result of employee option exercises.

As of April 1, 2017, there was $443 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan; that cost is expected to be recognized over a weighted average period of 2.46 years.

During the quarters ended April 1, 2017 and April 2, 2016, the Company recognized approximately $74 thousand and $79 thousand, respectively, as shared-based compensation expense related to previously granted shares under the Plan.

(5)        Inventories

Inventories consist of the following:

	April 1,	December 31,
	2017	2016

Raw materials	$360,450	$398,994
Work in process	1,082,074	1,089,496
Finished goods	1,041,492	1,032,971

Gross inventory	2,484,016	2,521,461
Reserve for obsolescence	(536,165)	(550,500)

Inventories, net	$1,947,851	$1,970,961

(6)        Accrued Expenses

Accrued expenses consist of the following:

	April 1,	December 31,
	2017	2016

Accrued legal and accounting	$132,617	$87,690
Accrued payroll and related expenses	338,485	456,063
Accrued other	74,223	80,206

Total Accrued Expenses	$545,325	$623,959

(7)        Income Taxes

In 2016, the Company adopted ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. As a result, 100% of the deferred tax asset is classified as non-current for all periods presented.

A valuation allowance against deferred tax assets is required to be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining deferred tax assets and as such no valuation allowance has been provided against the deferred tax asset.

The Company recorded a tax benefit of $348 thousand for federal income taxes and a tax benefit of $99 thousand for state income taxes during the quarter ended April 1, 2017. The Company recorded a tax expense of $37 thousand for federal taxes and a tax benefit of $7 thousand for state income taxes during the quarter ended April 2, 2016.

(8)        Commitments

The Company entered into a 10-year lease for the Norton facilities effective on March 1, 2006. The leased facilities comprise approximately 38 thousand square feet. In June 2016 this lease was amended to extended the lease to February 28, 2018. In addition the Company has an option to extend the lease through February 28, 2019. The lease is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities. The Company also has an option to buy the property and a first right of refusal during the term of the lease. Annual rental payments in 2017 are expected to approximate $152 thousand.

In February 2011, the Company entered into a lease for an additional 13.8 thousand square feet in Attleboro, MA. The lease term is for one year and has an option to extend the lease for five additional one-year periods. The Company renewed the lease in 2013 for one additional year and also obtained two years of additional options which could extend the Company use through February 2019.  In 2016, the Company exercised its option to extend the lease through the end of February 2018. Annual rental payments in 2017 are expected to approximate $83 thousand.

ITEM 2       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the financial statements of the Company and notes thereto included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Critical Accounting Policies

The critical accounting policies utilized by the Company in preparation of the accompanying financial statements are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  There have been no material changes to these policies since December 31, 2016.

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

Results of Operations for the First Fiscal Quarter of 2017 (Q1 2017) Compared to the First Fiscal Quarter of 2016 (Q1 2016); (all $ in 000’s)

Revenues totaled $2,845 in Q1 2017 compared with $5,216 generated in Q1 2016, a reduction of 45%.  The decrease was due primarily to a reduction in the sale of baseplates and, to a lesser degree, lower armor sales. There were no significant price changes in Q1 2017 compared with Q1 2016.

Gross margin in Q1 2017 totaled a negative $80 or 3% of sales. This compares with a gross margin in Q1 2016 of $1,132 or 22% of sales. The reduction in gross margin was almost entirely due to lower sales volume.

Selling, general and administrative (SG&A) expenses totaled $973 in Q1 2017, an increase of 7% compared with SG&A expenses of $908 in Q1 2016. During Q1, 2017 the Company incurred an additional $100 in legal and other costs associated with preparing for the annual proxy process.   If it had not been for this one-time expenditure, the total SG&A spending would have been down 4% versus the same period last year. The major changes contributing to the 4% reduction was a decrease in sales commissions, offset in part by an increase in travel and other marketing spending.

Primarily as a result of lower sales volume, the Company experienced an operating loss of $1,054 in Q1 2017 compared with an operating profit of $223 in Q1 2016. The net loss for the quarter totaled $604, compared with net income of $197 in Q1 2016.

Liquidity and Capital Resources (all $ in 000’s unless noted)

The Company’s cash and cash equivalents at April 1, 2017 totaled $2,876. This compares to cash and cash equivalents at December 31, 2016 of $3,408. The decrease in cash was due primarily to the loss from operations, offset in part by a decrease in receivables, an increase in payables and depreciation exceeding capital expenditures.

Accounts receivable at April 1, 2017 totaled $1,753 compared with $1,960 at December 31, 2016. Days Sales Outstanding (DSO) decreased from 61 days at the end of 2016 to 55 days at the end of Q1 2017. The accounts receivable balances at December 31, 2016, and April 1, 2017 were both net of an allowance for doubtful accounts of $10.

Inventories totaled $1,948 at April 1, 2017, virtually flat with inventory levels at December 31, 2016. The inventory turnover in the most recent quarters ending Q1 2017 was 5.4 times (based on a 5 point average), down from 6.4 times averaged during the four quarters of 2016.

All consigned inventory is shipped under existing purchase orders and per customers’ requests. At April 1, 2017 and December 31, 2016, $785 and $848, respectively, was located at customers’ locations pursuant to consigned inventory agreements.

The Company financed its working capital during Q1 2017 with a combination of cash balances and a reduction in receivables and an increase in payables. The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2017 from existing cash balances and borrowings, if necessary.

The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its business objectives.

Contractual Obligations

Management believes that a combination of existing cash balances and borrowings, if necessary will be sufficient to fund our cash requirements for the foreseeable future. However, there is no assurance that we will be able to generate sufficient revenues or reduce certain discretionary spending in the event that planned operational goals are not met such that we will be able to meet our obligations as they become due.

As of April 1, 2017 the Company had $191 of construction in progress and no outstanding commitments to purchase production equipment.

The Company entered into a 10-year lease for the Norton facilities effective on March 1, 2006. The leased facilities comprise approximately 38 thousand square feet. In June 2016 this lease was amended to extend the lease to February 28, 2018. In addition the Company has an option to extend the lease through February 28, 2019. The lease is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities. The Company also has an option to buy the property and a first right of refusal during the term of the lease. Annual rental payments in 2017 are expected to approximate $152 thousand.

In February 2011, the Company entered into a lease for an additional 13.8 thousand square feet in Attleboro, MA. The lease term is for one year and has an option to extend the lease for five additional one-year periods. The Company renewed the lease in 2013 for one additional year and also obtained two years of additional options which could extend the Company use through February 2019.  In 2016, the Company exercised its option to extend the lease through the end of February 2018. Annual rental payments in 2017 are expected to approximate $83 thousand.

The Company intends to finance production equipment, construction in progress and outstanding commitments under the lease agreements with existing cash balances.

The Company’s contractual obligations at April 1, 2017, not including unexercised options to extend, consist of the following:

		Payments Due by Period
		Remaining in
	Total	FY 2017	FY 2018	FY 2019 -
Operating lease obligation for facilities	$368,000	$ 176,400	$ 166,200	$ 25,400

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

PART II OTHER INFORMATION

ITEM 1             LEGAL PROCEEDINGS

            None.

ITEM 1A           RISK FACTORS

            There have been no material changes to the risk factors as discussed in our 2016 Form 10-K.

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

Exhibit 32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(b)           Reports on Form 8-K:

On March 3, 2017 the Company filed a report on Form 8-K relating to the announcement of its financial results for the year ended December 31, 2016 as presented in a press release dated March 2, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPS TECHNOLOGIES CORPORATION

(Registrant)

Date:    May 10, 2017

/s/        Grant C. Bennett

Grant C. Bennett

Chief Executive Officer

Date:    May 10, 2017

/s/        Ralph M. Norwood

Ralph M. Norwood

Chief Financial Officer