Form 10-Q
period 2017-01-07
CPS TECHNOLOGIES CORP/DE/
filed 2017-08-09
CIK 814676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended July 1, 2017

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

[ ] Yes       [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Number of shares of common stock outstanding as of July 25, 2017: 13,203,436.

PART I  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORPORATION

Balance Sheets (Unaudited)

	July 1,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,941,819	$3,407,760
Accounts receivable-trade, net	2,705,653	1,959,606
Inventories, net	1,945,808	1,970,961
Prepaid expenses and other current assets	92,775	88,443

Total current assets	6,686,055	7,426,770

Property and equipment:
Production equipment	9,046,846	9,046,846
Furniture and office equipment	491,928	412,412
Leasehold improvements	886,582	886,582

Total cost	10,425,356	10,345,840
Accumulated depreciation
and amortization	(9,007,368)	(8,720,219)
Construction in progress	138,308	158,006

Net property and equipment	1,556,296	1,783,627

Deferred taxes	3,457,349	2,827,349

Total assets	$11,699,700	$12,037,746

See accompanying notes to financial statements.

(continued)

CPS TECHNOLOGIES CORPORATION

Balance Sheets (Unaudited)

(concluded)

	July 1,	December 31,
	2017	2016
LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable	934,416	662,482
Accrued expenses	839,610	623,959

Total current liabilities	1,774,026	1,286,441

Commitments (note 9)
Stockholders` equity:
Common stock, $0.01 par value,
authorized 20,000,000 shares;
issued 13,423,492;
outstanding 13,203,436;
at July 1, 2017 and December 31, 2016	134,235	134,235
Additional paid-in capital	35,564,672	35,452,685
Accumulated deficit	(25,256,180)	(24,318,562)
Less cost of 220,056 common shares repurchased
at July 1, 2017 and December 31, 2016	(517,053)	(517,053)

Total stockholders` equity	9,925,674	10,751,305

Total liabilities and stockholders`
equity	$11,699,700	$12,037,746

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION

Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2017	2016	2017	2016

Revenues:
Product sales	$3,723,914	$3,934,995	$6,569,213	$9,150,612

Total revenues	3,723,914	3,934,995	6,569,213	9,150,612
Cost of product sales	3,309,498	3,374,078	6,235,189	7,458,138

Gross Margin	414,416	560,917	334,024	1,692,474
Selling, general, and
administrative expense	933,462	892,477	1,906,892	1,800,646

Loss from operations	(519,046)	(331,560)	(1,572,868)	(108,172)
Interest income (expense), net	2,622	2,722	5,250	6,462

Net loss before
income tax	(516,424)	(328,838)	(1,567,618)	(101,710)
Income tax benefit	(183,208)	(70,100)	(630,000)	(40,100)

Net loss	$(333,216)	$(258,738)	$(937,618)	$(61,610)

Net loss per
basic common share	$(0.03)	$(0.02)	$(0.07)	$(0.00)

Weighted average number of
basic common shares
outstanding	13,203,436	13,200,269	13,203,436	13,199,210

Net loss per
diluted common share	$(0.03)	$(0.02)	$(0.07)	$(0.00)

Weighted average number of
diluted common shares
outstanding	13,203,436	13,200,269	13,203,436	13,199,210

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION

Statements of Cash Flows (Unaudited)

	Six Months Ended
	July 1,	July 2,
	2017	2016
Cash flows from operating activities:
Net loss	$(937,618)	$(61,610)
Adjustments to reconcile net loss
to cash provided by (used in) operating activities:
Depreciation and amortization	287,148	271,360
Share-based compensation	111,987	116,085
Deferred taxes	(630,000)	(40,100)
Excess tax benefit from stock options exercised	—	(2,814)
Changes in:
Accounts receivable-trade, net	(746,047)	1,073,423
Inventories	25,153	217,569
Prepaid expenses and other current assets	(4,332)	(29,880)
Accounts payable	271,934	(708,920)
Accrued expenses	215,651	(221,057)

Net cash provided by (used in)operating
activities	(1,406,124)	614,054

Cash flows from investing activities:
Purchases of property and equipment	(59,817)	(457,127)

Net cash used in investing
activities	(59,817)	(457,127)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	11,835
Excess tax benefit from stock options exercised	—	2,814
Repurchase of common stock	—	(10,000)

Net cash provided by
financing activities	—	4,649

Net increase (decrease) in cash and cash equivalents	(1,465,941)	161,578
Cash and cash equivalents at beginning of period	3,407,760	3,412,649

Cash and cash equivalents at end of period	$1,941,819	$3,574,227

Supplemental cash flow information:
Cash paid for taxes	$—	$8,000

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

For further information, refer to the financial statements and footnotes thereto included in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

The following table presents the calculation of both basic and diluted earnings per share (“EPS”):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2017	2016	2017	2016
Basic EPS Computation:
Numerator:
Net loss	$(333,216)	$(258,738)	$(937,618)	$(61,610)
Denominator:
Weighted average
Common shares
Outstanding	13,203,436	13,200,269	13,203,436	13,199,210
Basic EPS	$(0.03)	$(0.02)	$(0.07)	$(0.00)
Diluted EPS Computation:
Numerator:
Net loss	$(333,216)	$(258,738)	$(937,618)	$(61,610)
Denominator:
Weighted average
Common shares
Outstanding	13,203,436	13,200,269	13,203,436	13,199,210
Total Shares	13,203,436	13,200,269	13,203,436	13,199,210
Diluted EPS	$(0.03)	$(0.02)	$(0.07)	$(0.00)

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

There were no stock options granted under the Plan during the quarter ended July 1, 2017 or July 2, 2016.

During the quarter ended July 1, 2017 there were no options exercised and during the quarter ended July 2, 2016 the Company issued 10,000 shares as a result of option exercises. No stock options expired during the quarters ended July 1, 2017 or July 2, 2016.

During the quarter ended July 1, 2017 there were no shares repurchased and during the quarter ended July 2, 2016 the Company repurchased 5,682 shares from employees to facilitate their exercise of stock options.

During the three and six months ended July 1, 2017, the Company recognized $37,573 and $111,987, respectively, as shared-based compensation expense related to previously granted shares under the Plan.

(5)  Inventories

Inventories consist of the following:

	July 1,	December 31,
	2017	2016

Raw materials	$488,897	$398,994
Work in process	1,072,191	1,089,496
Finished goods	756,082	1,032,971

Total inventory	2,317,170	2,521,461
Reserve for obsolescence	(371,362)	(550,500)

Inventories, net	$1,945,808	$1,970,961

(6)  Accrued Expenses

Accrued expenses consist of the following:

	July 1,	December 31,
	2017	2016

Accrued legal and accounting	$82,617	$87,690
Accrued payroll	477,190	456,063
Accrued other	279,803	80,206

	$839,610	$623,959

(7)        Line of Credit and Equipment Lease Facility Agreements

In June 2017, the Company renewed its revolving line of credit line with Santander Bank for $1.5 million.  The agreement matures at the end of May 2018.  The LOC is secured by the accounts receivable and other assets of the Company, has an interest rate of prime plus 100 basis points. Under the terms of the agreement, the Company is required to maintain its operating accounts with Santander Bank. The Company is also subject to certain financial covenants.  These include a minimum cash balance of $1.5 million at July 1, 2017 and specific earnings levels, targeted current ratios and targeted debt to tangible net worth ratios at the end of subsequent quarters.  At July 1, 2017, the Company was in compliance with all existing covenants.  Also, at July 1, 2017 the Company had no borrowings under this LOC and its borrowing base at the time would have permitted $1.456 million to have been borrowed.

(8)        Income Taxes

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

The Company recorded a tax benefit of $152 thousand and $500 thousand for federal income taxes and a tax benefit of $31 and $130 thousand for state income taxes during the three and six months  ended July 1, 2017, respectively.

The Company recorded a tax benefit of $68 thousand and $31 thousand for federal income taxes and a tax benefit of $2 thousand and $9 thousand for state income taxes during the three and six months ended July 2, 2016, respectively.

In November 2015, the FASB issued updated accounting guidance on balance sheet classification of deferred taxes ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This update provides for simplified presentation of deferred income taxes. Deferred tax liabilities and assets are now required to be classified as noncurrent in a classified statement of financial position.   The Company chose to early adopt this guidance in Q4, 2016.  As a result 100% of the deferred tax asset is classified as non-current for all periods presented.

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

Results of Operations for the Second Fiscal Quarter of 2017 (Q2 2017) Compared to the Second Fiscal Quarter of 2016 (Q2 2016); (all $ in 000s)

Total revenue was $3,724 in Q2, 2017, a 5% decrease compared with total revenue of $3,935 in Q2, 2016. This decrease was due to lower sales of hermetic packages and lower armor revenue. There were no significant price changes in Q2, 2017 compared with Q2, 2016.

Gross margin in Q2 2017, totaled $414 or 11% of sales. In Q2 2016, gross margin was $561 or 14% of sales.   This decrease in margin was primarily due to lower sales volume.

Selling, general and administrative expenses (SG&A) were $933 in Q2, 2017, up 5% compared with SG&A expenses of $ 892 in Q2, 2016.  During Q1, 2017 the Company incurred an additional $100 in legal and other costs associated with preparing for the annual proxy process.   If it had not been for this one-time expenditure, the total SG&A spending would have been down 7% versus the same period last year, primarily as a result of decreased professional fees and sales commissions.

Primarily as a result of the decline in sales volume, the Company experienced an operating loss of $519 compared with an operating loss of $332 in the same quarter last year. The net loss for Q2, 2017 totaled $333 versus a net loss of $259 in Q2, 2016.  In both cases the drop in sales volume, and to a lesser degree one-time proxy related costs, were the primary reasons for the variance.

Results of Operations for the First Six Months of 2017 Compared to the First Six Months of 2016 (all $ in 000s)

Total revenue was $6,569 in the first half of 2017, a 28% decrease compared with total revenue of $9,151 in the first six months of 2016. This decrease was due primarily to a reduction in the sales of baseplates and, to a lesser degree, lower armor sales. There were no significant price changes during the first half of 2017 compared with the first half of 2016.

Gross margin in the first six months of 2017 totaled $334 or 5% of sales.  In the first six months of 2016 gross margin totaled $1,692 or 18% of sales.  This decrease was almost entirely due to the reduction in revenues.

Selling, general and administrative (SG&A) expenses were $1,907 during the first six months of 2017, up 6% compared with SG&A expenses of $1,801 in the first six months of 2016  During the first half of 2017, the Company incurred approximately an additional $200 in legal and other costs associated with preparing for this years annual proxy process.  If it had not been for this one-time additional costs, the total SG&A spending would have been down 5% versus the same period last year, primarily due to lower sales commissions which were due to lower sales volume.

In the first six months of 2017 the Company incurred an operating loss of $1,573 compared with an operating loss of $108 in the same period last year.  The net loss for the first six months of 2017 totaled $937 versus a net loss of $62 in the first six months of 2016.  In both cases, as cited earlier, the primary reason for these variances was the drop in sales volume.

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

Liquidity and Capital Resources (all $ in 000s unless noted)

The Company’s cash and cash equivalents at July 1, 2017 totaled $1,942.  This compares to cash and cash equivalents at December 31, 2016 of $3,408. The decrease in cash was due primarily to losses from operations.

Accounts receivable at July 1, 2017 totaled $2,706 compared with $1,960 at December 31, 2016. Days Sales Outstanding (DSOs) increased slightly from 61 days at the end of 2016 to 65 days at the end of Q2, 2017. The accounts receivable balances at December 31, 2016, and July 1, 2017 were both net of an allowance for doubtful accounts of $10.

Inventories totaled $1,946 at July 1, 2017, flat when compared with inventories of $1,971 at December 31, 2016. Inventory turnover for the four quarters in 2016 was 5.6 times (based on a 5 point average) and 5.7 times for the most recent four quarters ending Q2, 2017.

All consigned inventory is shipped under existing purchase orders and per customers’ requests. Of the inventory at July 1, 2017, $543 was located at customers’ locations pursuant to consigned inventory agreements. Of the total inventory at December 31, 2016, $848 was located at customers’ locations pursuant to consigned inventory agreements.

The Company used its cash balance to finance operations during the first half of 2017. The Company expects it will continue to be able to fund its operating requirements for the remainder of 2017 from a combination of existing cash balances and borrowings under its line of credit, if necessary.

Contractual Obligatiions

In June 2017, the Company renewed its revolving line of credit line with Santander Bank for $1.5 million.  The agreement matures at the end of May 2018.  The LOC is secured by the accounts receivable and other assets of the Company, has an interest rate of prime plus 100 basis points. Under the terms of the agreement, the Company is required to maintain its operating accounts with Santander Bank. The Company is also subject to certain financial covenants.  These include a minimum cash balance of $1.5 million at July 1, 2017 and specific earnings levels, targeted current ratios and targeted debt to tangible net worth ratios at the end of subsequent quarters.  At July 1, 2017, the Company was in compliance with all existing covenants.  Also, at July 1, 2017 the Company had no borrowings under this LOC and its borrowing base at the time would have permitted $1.456 million to have been borrowed.

 The financial covenant requirement at the end of Q2, 2017 are shown below, together with the actual ratios achieved:

Covenant	Requirement	Actual
Cash Balance	Minimum of $1,500	$1,942
Current Ratio	Minimum of 2.0X	3.8X
Liabilities to Tangible Net Worth	Maximum of 0.5X	0.2X
Borrowings under the line of credit*	Maximum of $1.456	None

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

As of July 1, 2017 the Company had $138 of construction in progress.  The Company intends to finance production equipment in construction in progress and outstanding commitments under the lease agreement, with existing cash balances and funds generated by operations.

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

In February 2011, the Company entered into a lease for an additional 13.8 thousand square feet in Attleboro, MA. Monthly rent, which includes utilities, is $6,900. In Q4, 2016, the Company exercised its option to extend the lease through the end of February 2018. Annual rental payments in 2017 are expected to be $83 thousand.

The Company’s contractual obligations at July 1, 2017 consist of the following:

		Payments Due by Period
		Remaining in
	Total	FY 2017	FY 2018	FY 2019
Operating lease obligation for facilities	$309,200	$117,600	$166,200	$25,400

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

PART II OTHER INFORMATION

ITEM 1             LEGAL PROCEEDINGS

None.

ITEM 1A           RISK FACTORS

There have been no material changes to the risk factors as discussed in our 2016 Form 10-K

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

Exhibit 32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(b)   Reports on Form 8-K:

On May 9, 2017 the Company filed a report on Form 8-K of its earnings report for the fiscal first quarter ended April 1, 2017.

On May 12, 2017 the Company filed a report on Form 8-K which included final tabulation of votes from the Company’s Annual Meeting of Shareholders held on May 5, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPS TECHNOLOGIES CORPORATION
(Registrant)

Date:    August 9, 2017
/s/        Grant C. Bennett
Grant C. Bennett
Chief Executive Officer

Date:    August 9, 2017

/s/        Ralph M. Norwood

Ralph M. Norwood

Chief Financial Officer