Form 10-Q
period 2017-09-30
CPS TECHNOLOGIES CORP/DE/
filed 2017-11-14
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended  September 30, 2017
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
[ ] Yes       [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Number of shares of common stock outstanding as of October 30, 2017: 13,203,436.

PART I  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(continued on next page)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,689,610	$3,407,760
Accounts receivable-trade, net	3,034,175	1,959,606
Inventories, net	1,675,338	1,970,961
Prepaid expenses and other current assets	79,579	88,443

Total current assets	6,478,702	7,426,770

Property and equipment:
Production equipment	9,081,157	9,046,846
Furniture and office equipment	493,152	412,412
Leasehold improvements	886,582	886,582

Total cost	10,460,891	10,345,840
Accumulated depreciation
and amortization	(9,133,201)	(8,720,219)
Construction in progress	172,343	158,006

Net property and equipment	1,500,033	1,783,627

Deferred taxes,	3,450,349	2,827,349

Total assets	$11,429,084	$12,037,746

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(concluded)

LIABILITIES AND STOCKHOLDERS’	September 30,	December 31,
EQUITY	2017	2016

Current liabilities:
Accounts payable	837,217	662,482
Accrued expenses	615,883	623,959

Total current liabilities	1,453,100	1,286,441

Commitments (note 9)
Stockholders’ equity:
Common stock, $0.01 par value,
authorized 20,000,000 shares;
issued 13,423,492;
outstanding 13,203,436;
at September 30, 2017 and December 31, 2016,	134,235	134,235
Additional paid-in capital	35,601,753	35,452,685
Accumulated deficit	(25,242,951)	(24,318,562)
Less cost of 220,056 common shares repurchased
at September 30, 2017 and December 31, 2016,	(517,053)	(517,053)

Total stockholders’ equity	9,975,984	10,751,305

Total liabilities and stockholders’
equity	$11,429,084	$12,037,746

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Operations (Unaudited)

	Fiscal Quarters Ended		Nine month Periods Ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016

Revenues:
Product sales	$4,211,962	$3,326,930	$10,781,175	$12,477,543

Total Revenues	4,211,962	3,326,930	10,781,175	12,477,543
Cost of product sales	3,450,915	2,941,098	9,686,103	10,399,236

Gross Margin	761,047	385,832	1,095,072	2,078,307
Selling, general and
administrative expense	743,634	763,260	2,650,526	2,563,906

Operating income (loss)	17,413	(377,428)	(1,555,454)	(485,599)
Interest income	2,815	1,742	8,065	6,980
Other income	—	40,000	—	41,225

Net income (loss) before income
tax expense	20,228	(335,686)	(1,547,389)	(437,395)
Income tax (benefit) expense	7,000	(196,900)	(623,000)	(237,000)

Net income (loss)	$13,228	$(138,786)	$(924,389)	$(200,395)

Net income (loss) per
basic common share	$0.00	$(0.01)	$(0.07)	$(0.02)

Weighted average number of
basic common shares
outstanding	13,203,436	13,203,436	13,203,436	13,200,584

Net income (loss) per
diluted common share	$0.00	$(0.01)	$(0.07)	$(0.02)

Weighted average number of
diluted common shares
outstanding	13,229,868	13,203,436	13,203,436	13,200,584

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Cash Flows (Unaudited)

	Nine Month Periods Ended
	September 30,	October 1,
	2017	2016

Cash flows from operating activities:
Net income (loss)	$(924,389)	$(200,395)
Adjustments to reconcile net income (loss)
to cash provided by (used in) operating activities
Depreciation & amortization	412,982	380,901
Share-based compensation	149,068	153,557
Deferred taxes	(623,000)	(237,000)
Excess tax benefit from stock options exercised	—	(2,814)
Gain on sale of property and equipment	—	(40,000)
Changes in:
Accounts receivable-trade, net	(1,074,569)	1,116,298
Inventories	295,623	490,523
Prepaid expenses	8,864	(11,500)
Accounts payable	174,735	(804,996)
Accrued expenses	(8,075)	(322,968)

Net cash provided by (used in) operating
activities	(1,588,761)	521,606

Cash flows from investing activities:
Purchases of property and equipment	(129,389)	(520,430)
Proceeds from sale of property and equipment	—	40,000

Net cash used in investing
activities	(129,389)	(480,430)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	11,836
Excess tax benefit from stock options exercised	—	2,814
Repurchase of common stock	—	(10,000)

Net cash provided by
financing activities	—	4,650

Net change in cash and cash equivalents	(1,718,150)	45,826
Cash and cash equivalents at beginning of period	3,407,760	3,412,649

Cash and cash equivalents at end of period	$1,689,610	$3,458,475

Supplemental cash flow information:
Cash paid for taxes, net of refunds	$—	$8,000

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

The following table presents the calculation of both basic and diluted EPS:

	Three Months Ended		Nine-Months Ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016
Basic EPS Computation:
Numerator:
Net income (loss)	$13,228	$(138,786)	$(924,389)	$(200,395)

Denominator:
Weighted average
Common shares
Outstanding	13,203,436	13,203,436	13,203,436	13,200,584

Basic EPS	$0.00	$(0.01)	$(0.07)	$(0.02)

Diluted EPS Computation:
Numerator:
Net income (loss)	$13,228	$(138,786)	$(924,389)	$(200,395)

Denominator:
Weighted average
Common shares
Outstanding	13,203,436	13,203,436	13,203,436	13,200,584
Dilutive effect of stock options	26,432	—	—	—

Total Shares	13,229,868	13,203,436	13,203,436	13,200,584

Diluted EPS	$0.00	$(0.01)	$(0.07)	$(0.02)

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

There were no stock options granted or issued under the Plan during the quarters ended September 30, 2017 and October 1, 2016. During the quarter ended September 30, 2017, 24,000 options were forfeited and during the quarter ended October 1, 2016 1,200 options expired.

During the quarters ended September 30, 2017 and October 1, 2016 there were no shares repurchased.

During the three and nine months ended September 30, 2017 the Company recognized approximately $37 thousand and $149 thousand, respectively as share-based compensation expense related to previously granted shares under the Plan. These amounts are included as a component of selling, general and administrative expenses in the statement of operations.

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

(5)  Inventories

Inventories consist of the following:

	September 30,	December 31,
	2017	2016
Raw materials	$515,477	$398,994
Work in process	866,402	1,089,496
Finished goods	679,820	1,032,971
Total inventory	2,061,699	2,521,461

Reserve for obsolescence	(386,361)	(550,500)
Inventories, net	$1,675,338	$1,970,961

(6)  Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2017	2016

Accrued legal and accounting	$96,109	$87,690
Accrued payroll	375,825	456,063
Accrued other	143,949	80,206
	$615,883	$623,959

(7)  Line of Credit

In June 2017, the Company renewed its $1,500,000 revolving line of credit (“LOC”) with Santander Bank.  The agreement matures at the end of May 2018.  The LOC is secured by the accounts receivable and other assets of the Company, has an interest rate of prime plus 100 basis points. Under the terms of the agreement, the Company is required to maintain its operating accounts with Santander Bank. The Company is also subject to certain financial covenants.  These include specific earnings levels, targeted current ratios and targeted debt to tangible net worth ratios at the end of each fiscal quarter.  At September 30, 2017, the Company was in compliance with all existing covenants.  Also, at September 30, 2017, the Company had no borrowings under this LOC and its borrowing base at the time would have permitted $1,500,000 to have been borrowed.

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

            The Company recorded a tax expense of $5 thousand and tax benefit of $495 thousand for federal income taxes and a tax expense of $2 thousand and a tax benefit of $128 thousand for state income taxes during the three and nine months ended September 30, 2017, respectively.

The Company recorded a tax benefit of $146 thousand and $178 thousand for federal income taxes and a tax benefit of $50 thousand and $59 thousand for state income taxes during the three and nine months ended October 1, 2016, respectively.

(9)  Commitments

The Company entered into a 10-year lease for the Norton facilities effective on March 1, 2006. The leased facilities comprise approximately 38 thousand square feet. In January 2016 this lease was amended to extend the lease to February 28, 2017.  As part of the agreement the Company obtained two, one-year options.  In October 2017 the Company exercised its remaining option to extend the lease through February 28, 2019. The lease is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities.  The Company also has an option to buy the property and a first right of refusal during the term of the lease.  Annual rental payments are $100 thousand in year one increasing to $152 thousand at the end of the extended term.

In February 2011, the Company entered into a lease for an additional 13.8 thousand square feet in Attleboro, MA. The lease term is for one year and the Company had an option to extend the lease for five additional one-year periods.  In 2013 the Company obtained two years of additional options which could extend the Company’s use through February 2019.  In 2016, the Company exercised its option to extend the lease through the end of February 2018. Annual rental payments in 2017 are expected to approximate $83 thousand.

(10) Subsequent Events

            Richard Adams, Senior Vice President & Chief Technology Officer, resigned on October 25, 2017. His resignation was included in an 8-K filing dated October 30, 2017.

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

Results of Operations for the Third Fiscal Quarter of 2017 (Q3 2017) Compared to the Third Fiscal Quarter of 2016 (Q3 2016); (all $ in 000’s)

Total revenue was $4,212 in Q3 2017, a 27% increase compared with total revenue of $ 3,327 in Q3 2016.  This increase was due to an increase in the sale of baseplates.

Gross margin in Q3 2017 totaled $761 or 18% of sales.  In Q3 2016, gross margin was $ 386 or 12% of sales.  This increase in margin was due almost entirely to the increase in revenues.

Selling, general and administrative (SG&A) expenses were $744 in Q3 2017, 3% less than SG&A expenses of $763 in Q3 2016.  This change was due to lower marketing expenses in China, where the Company altered its selling approach and, to a lesser degree, the absence of a 401K match.  These reductions in spending were offset in part by an increase in sales commissions due to higher volume.

The operating income for Q3 2017 totaled $18 compared with an operating loss of $377 in Q3 2016. This improvement was primarily due to the increase in revenues.

The company generated $3 of other income in Q3, 2017 compared with $42 in Q3, 2016.  In Q3, 2016 $40 was the result of a sale of used equipment in excess of book value.

The company earned net income of $13 in Q3 2017 compared with a net loss of $139 in Q3 2016.  The improvement was due primarily to an increase in revenues.

Results of Operations for the First Nine Months of 2017 Compared to the First Nine Months of 2016 (all $ in 000’s)

Total revenue was $10,781 in the first nine months of 2017, a 14% decrease compared with total revenue of $12,478 in the first nine months of 2016. This decrease was due to a reduction in the sales of armor products and baseplates.  There were no significant price changes during the first nine months of 2017 compared with the first nine months of 2016.

Gross margin in the first nine months of 2017 totaled $1,095 or 10% of sales.  This compares with $2,078, or 17% of sales, generated during the first nine months of 2016.   This decline in margin was due to lower revenues, offset in part by reduced spending in factory support costs.

 Selling, general and administrative (SG&A) expenses were $2,651 during the first nine months of 2017, an increase of 3% compared with SG&A expenses of $2,564 incurred during the first nine months of 2016.  During 2017 the Company incurred approximately an additional $200 in legal and other costs associated with the annual proxy process.  If it had not been for this one-time additional costs, the total SG&A spending would have been down 4% versus the same nine months last year, primarily due to lower sales commissions and reduced marketing spending in China.

The Company generated interest and other income of $8 in the first nine months of 2017.  This compares with other income in the first nine months of 2016 of $49, $40 of which was due to the sale of used equipment in excess of book value.

Primarily as a result of lower volume, the Company incurred an operating loss of $1,555 in the first nine months of 2017, compared with an operating loss of $486 in the same period last year.  The net loss for the first nine months of 2017 totaled $924 versus a net loss of $200 in the first nine months of 2016.

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

Liquidity and Capital Resources (all $ in 000’s unless noted)

The Company’s cash and cash equivalents at September 30, 2017 totaled $1,690 compared with cash and cash equivalents at December 31, 2016 of $3,408.  This decrease was due to operating losses and a decrease in working capital, offset in part by depreciation in excess of capital expenditures.

Accounts receivable at September 30, 2017 totaled $3,034 compared with $1,960 at December 31, 2016. Days Sales Outstanding (DSOs), increased from 61 days at the end of 2016 to 65 days at the end of Q3, 2017. Both of these statistics are consistent with historical patterns.

Inventories totaled $1,971 at December 31, 2016, compared with inventories of $1,675 at September 30, 2017. The inventory turnover in 2016 was 5.9 times (based on a 5 point average) and 6.4 times for the most recent four quarters ending Q3, 2017.

All consigned inventory is shipped under existing purchase orders and per customers’ requests. Of the inventory of $1,675 at September 30, 2017, $490 was located at customers’ locations pursuant to consigned inventory agreements. Of the total inventory of $1,971 at December 31, 2016, $848 was located at customers’ locations pursuant to consigned inventory agreements.

The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2017 from a combination of operating cash flow, existing cash balances and borrowings under its line of credit, if necessary.

Management believes that cash flows from operations, existing cash balances and the credit line in place with Santander Bank will be sufficient to fund our cash requirements for the foreseeable future. However, there is no assurance that we will be able to generate sufficient revenues or reduce certain discretionary spending in the event that planned operational goals are not met such that we will be able to meet our obligations as they become due.

As of September 30, 2017 the Company had $172 of construction in progress and no outstanding commitments to purchase production equipment.

Contractual Obligations (all $ in 000’s unless otherwise noted)

In June 2017, the Company renewed its $1,500 revolving line of credit line with Santander Bank.  The agreement matures at the end of May 2018.  The LOC is secured by the accounts receivable and other assets of the Company, has an interest rate of prime plus 100 basis points. Under the terms of the agreement, the Company is required to maintain its operating accounts with Santander Bank. The Company is also subject to certain financial covenants.  These include specific earnings levels, targeted current ratios and targeted debt to tangible net worth ratios at the end of subsequent quarters.  At September 30, 2017, the Company was in compliance with all existing covenants.  Also, at September 30, 2017, the Company had no borrowings under this LOC and its borrowing base at the time would have permitted $1,500 to have been borrowed.

 The financial covenant requirement at the end of Q3, 2017 are shown below, together with the actual ratios achieved:

Covenant	Requirement	Actual
Current Ratio	Minimum of 2.0X	4.5X
Liabilities to Tangible Net Worth	Maximum of 0.5X	0.1X
Net Loss	Maximum of $250	$13 net income
Borrowings under the line of credit*	Maximum of $1,500	None
*$1,500 could have been borrowed at September 30, 2017

The Company entered into a 10-year lease for the Norton facilities effective on March 1, 2006. The leased facilities comprise approximately 38 thousand square feet. In January 2016 this lease was amended to extend the lease to February 28, 2017.  As part of the agreement the Company obtained two, one-year options.  In October 2017 the Company exercised its remaining option to extend the lease through February 28, 2019. The lease is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities.  The Company also has an option to buy the property and a first right of refusal during the term of the lease.  Annual rental payments are $100 thousand in year one increasing to $152 thousand at the end of the extended term.

In February 2011, the Company entered into a lease for an additional 13.8 thousand square feet in Attleboro, MA. The lease term is for one year and the Company had an option to extend the lease for five additional one-year periods.  In 2013 the Company obtained two years of additional options which could extend the Company’s use through February 2019.  In 2016, the Company exercised its option to extend the lease through the end of February 2018. Annual rental payments in 2017 are expected to approximate $83 thousand.

The Company intends to finance production equipment, construction in progress and outstanding commitments under the lease agreements with existing cash balances and, if necessary, by utilizing its committed line of credit with Santander Bank.

The Company’s contractual obligations at September 30, 2017, not including unexercised options to extend, consist of the following:

			Payments Due by Period

	Total	Remaining in FY 2017	FY 2018	FY 2019
Operating lease obligation for facilities	$250,400	$58,800	$166,200	$25,400

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

(b)        Reports on Form 8-K

On August 4, 2017 the Company filed a report on Form 8-K of its earnings report for the fiscal second quarter ended July 1, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPS TECHNOLOGIES CORPORATION
(Registrant)

Date:    November 14, 2017
/s/        Grant C. Bennett
Grant C. Bennett
Chief Executive Officer

Date:    November 14, 2017

/s/        Ralph M. Norwood

Ralph M. Norwood

Chief Financial Officer