Form 10-Q
period 2018-03-31
CPS TECHNOLOGIES CORP/DE/
filed 2018-05-15
CIK 814676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2018

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

[ ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of May 8, 2018: 13,205,936.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORP.

Balance Sheets (Unaudited)

	March 31,	December 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$130,580	$1,339,572
Accounts receivable-trade, net of allowance for doubtful
accounts of $10,000	3,581,805	2,943,373
Inventories, net	3,012,032	2,109,513
Prepaid expenses and other current assets	100,742	101,086
Total current assets	6,825,159	6,493,544
Property and equipment:
Production equipment	9,303,005	9,299,515
Furniture and office equipment	499,679	499,679
Leasehold improvements	891,817	891,817
Total cost	10,694,501	10,691,011
Accumulated depreciation and amortization	(9,429,111)	(9,287,006)
Construction in progress	225,753	86,493
Net property and equipment	1,491,143	1,490,498
Deferred taxes	3,228,666	3,038,666
Total Assets	$11,544,968	$11,022,708

See accompanying notes to financial statements.

(continued)

CPS TECHNOLOGIES CORP.

Balance Sheets (Unaudited)

(concluded)

LIABILITIES AND STOCKHOLDERS’	March 31,	December 30,
EQUITY	2018	2017
Current liabilities:
Accounts payable	1,988,576	946,385
Accrued expenses	737,717	655,489
Deferred revenue	—	100,000
Total current liabilities	2,726,293	1,701,874
Commitments (note 4)
Stockholders’ equity:
Common stock, $0.01 par value,
authorized 20,000,000 shares;
issued 13,423,492 shares;
outstanding 13,203,436 shares;
at March 31, 2018 and December 30, 2017,	134,235	134,235
Additional paid-in capital	35,811,943	35,739,916
Accumulated deficit	(26,610,450)	(26,036,264)
Less cost of 220,056 common shares repurchased
at March 31, 2018 and December 30, 2017	(517,053)	(517,053)
Total stockholders’ equity	8,818,675	9,320,834
Total liabilities and stockholders’
equity	$11,544,968	$11,022,708

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.

Statements of Operations (Unaudited)

	Fiscal Quarters Ended
	March 31,	April 1,
	2018	2017

Revenues:
Product sales	$4,155,004	$2,845,299

Total revenues	4,155,004	2,845,299
Cost of product sales	4,011,131	2,925,691

Gross Margin	143,873	(80,392)
Selling, general, and
administrative expense	908,117	973,430

Income (loss) from operations	(764,244)	(1,053,822)
Other income, net	58	2,628

Income (loss) before taxes	(764,186)	(1,051,194)
Income tax benefit	(190,000)	(446,792)

Net income (loss)	$(574,186)	$(604,402)

Net income (loss) per
basic and diluted common share	$(0.04)	$(0.05)

Weighted average number of
basic and diluted common shares
outstanding	13,203,436	13,203,436

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.

Statements of Cash Flows (Unaudited)

Fiscal Quarters Ended
	March 31,	April 1,
	2018	2017

Cash flows from operating activities:
Net loss	$(574,186)	$(604,402)
Adjustments to reconcile net loss
to cash used in operating activities:
Depreciation and amortization	142,104	141,376
Share-based compensation	72,028	74,413
Deferred taxes	(190,000)	(446,792)
Changes in:
Accounts receivable-trade	(638,432)	206,487
Inventories	(902,519)	23,110
Prepaid expenses and other current assets	344	(36,384)
Accounts payable	942,191	221,938
Accrued expenses	82,228	(78,634)

Net cash used in operating activities	(1,066,242)	(498,888)

Cash flows from investing activities:
Purchases of property and equipment	(142,750)	(33,259)

Net cash used in investing activities	(142,750)	(33,259)

Net decrease in cash and cash equivalents	(1,208,992)	(532,147)
Cash and cash equivalents at beginning of period	1,339,572	3,407,760

Cash and cash equivalents at end of period	$130,580	$2,875,613

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

(2)       Summary of Significant Accounting Policies

Interim Financial Statements

As permitted by the rules of the Securities and Exchange Commission applicable to quarterly report on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles.

The accompanying financial statements are unaudited. In the opinion of management, the unaudited financial statements of CPS reflect all normal recurring adjustments which are necessary to present fairly the financial position and results of operations for such periods.

The Company’s balance sheet at December 30, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2017.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Revenue Recognition - Change in Accounting Policy

The Company adopted Accounting Standards Codification (ASC) 606, “Revenue from Contracts with Customers” in fiscal 2018. The core principle of ASC 606 is to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The framework in support of this core principle includes: (1) identifying the contract with the customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations; and (5) recognizing revenue when (or as) the performance obligations are satisfied.

The adoption of FASB ASC Topic 606 did not have a material impact on the Company’s financial statements and no cumulative catch-up adjustment was required

Identifying the Contract with the Customer

The Company identifies contracts with customers as agreements that create enforceable rights and obligations. In the case of a few large customers, the Company has executed long-term Master Sales Agreements (“MSA”). These are umbrella agreements which typically define the terms and conditions under which a customer can order goods from CPS. These in themselves do not constitute a contract as no products are committed to be transferred and the customer has no obligation to make payments.

The Company contract is only enforceable once both parties have approved it, and is usually in the form of a written purchase order from a customer combined with acknowledgement from the Company.

In cases without an MSA, the customer submits a blueprint for a product, the Company provides a quote and the customer responds with a purchase order. In these cases the Company’s acceptance of the purchase order constitutes an enforceable contract.

Identifying the Performance Obligations in the Contract

For each contract, the Company considers the promise to transfer products, each of which are distinct, to be the identified performance obligations.

Shipping and handling activities for which the Company is responsible are not a separate promised service but instead are activities to fulfill the entity’s promise to transfer goods. Shipping and handling fees will be recognized at the same time as the related performance obligations are satisfied.

The Company provides an assurance-type warranty. This guarantees that the product functions as promised and meets specifications. Under its terms and conditions the Company offers a 30 day warranty and replaces defective or non-conforming products. The expense of replacement is recorded at the time the Company agrees to replace a defective or non-conforming product. This assurance type warranty is not considered to be a distinct performance obligation.

Determining the Transaction Price

The Company determines the transaction price as the amount of consideration specified in the contract that it expects to receive in exchange for transferring promised goods to the customer. Amounts collected from customers for sales value added and other taxes are excluded from the transaction prices. Product sales are recorded net of trade discounts and sales returns.

If a contract includes a variable amount, such as a rebate, then the Company estimates the transaction price using either the expected value or the most likely amount of consideration to be received, depending on the specific facts and circumstances. The Company includes estimated variable consideration in the transaction price only to the extent it is probable that a significant reversal of revenue will not occur when the uncertainty is resolved. The Company updates its estimate of variable consideration at the end of each reporting period to reflect changes in facts and circumstances.

When credit is granted to customers, payment is typically due 30 to 90 days from billing and accordingly our contracts with customers do not include a significant financing component.

Allocating the Transaction Price to the Performance Obligations

In virtually all cases the transaction price is tied to a specific product in the contract obviating the need for any allocation.

Recognizing Revenue When (or as) the Performance Obligations are Satisfied

 The Company recognizes revenue at the point in time when it transfers control of the promised goods or services to the customer, which typically occurs once the product has shipped or has been delivered to the customer. Occasionally, for the purpose of ensuring a steady flow of product , the Company ships products on consignment. In these instances, delivery is deemed to have occurred when the customer pulls inventory out of the warehouse for use in their production, or upon a specified period of time as agreed upon by both parties.

The Company generally expenses sales commission when incurred because amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses.

The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Recently Issued Accounting Pronouncement Not Yet Effective

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

(4)      Commitments & Contingencies

Commitments

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

Loss contingency

The Company manufactures baseplates for power module manufacturers. Most baseplates manufactured by CPS require a nickel coating be applied to the baseplate (“Ni plating”). CPS warranties its baseplates meet the Ni plating specifications required by our customers, and flows this requirement to its Ni plating vendors.

On January 24, 2018 the Company received a “Claim and Non-Conformance Notification” from one of its European customers relating to the Ni plating on our baseplates. Upon investigation, it was determined that one employee of the Ni plating vendor used by CPS had deviated from the prescribed work instruction for Ni plating from mid-September 2017 until mid-January 2018. The Company's Ni plating vendor acknowledged this violation and worked with the customer to resolve the problem.

In the case of affected baseplates, which have not been assembled into modules, it was a straight-forward process for the Ni plating vendor to rework these baseplates and this work has been completed. The larger issue is baseplates that have already been assembled into modules. During this four-month period approximately 15,000 baseplates from this Ni plating vendor were assembled into modules; only a small portion of these baseplates are affected.

On April 11, 2018 the Company received a “Follow-up Claim and Non-Conformance Notification” from the European customer. The customer estimated the total value of the claim to be $1.0 million “as of today”, and reserves the right to claim additional damages in the future.

The Company has informed its insurer of this claim and the Ni plating vendor has done the same with its insurer. The Company believes that it is not possible at this time to quantify the potential financial impact, if any, to the Company. No amounts for damages have been recorded in the accompanying financial statements.

Although the Company expects this issue to be resolved amicably, there is a possibility that this could result in legal proceedings.

(5)       Share-Based Payments

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

During the quarters ended March 31, 2018 and April 1, 2017 a total of 113,000 and 122,500 stock options, respectively, were granted to employees under the Company’s 2009 Stock Incentive Plan (the “Plan) and a total of 45,000 stock options were granted to outside directors during each of the quarters ended.

During the quarter ended March 31, 2018 and April 1, 2017 there were no shares issued.

As of March 31, 2018, there was $340 thousand of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan; that cost is expected to be recognized over a weighted average period of 2.64 years.

During the quarters ended March 31, 2018 and April 1, 2017, the Company recognized approximately $72 thousand and $74 thousand, respectively, as shared-based compensation expense related to previously granted shares under the Plan.

(6)       Inventories

Inventories consist of the following:

	March 31,	December 30,
	2018	2017

Raw materials	$701,681	$478,567
Work in process	1,644,459	1,003,285
Finished goods	1,052,254	1,014,023

Gross inventory	3,398,394	2,495,875
Reserve for obsolescence	(386,362)	(386,362)

Inventories, net	$3,012,032	$2,109,513

(7)       Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 30,
	2018	2017

Accrued legal and accounting	$44,455	$78,925
Accrued payroll and related expenses	559,241	455,518
Accrued other	134,021	121,046

Total Accrued Expenses	$737,717	$655,489

(8)       Line of Credit

In June 2017, the Company renewed its $1.5 million revolving line of credit line with Santander Bank. The agreement matures at the end of May 2018. The LOC is secured by the accounts receivable and other assets of the Company and, has an interest rate of prime plus 100 basis points. Under the terms of the agreement, the Company is required to maintain its operating accounts with Santander Bank. The Company is also subject to certain financial covenants. These include specific earnings levels, targeted current ratios and targeted debt to tangible net worth ratios at the end of subsequent quarters. At March 31, 2018, the net loss for the quarter exceeded the earnings covenant. A one-time waiver to maintain compliance with the loan agreement was obtained on May 14, 2018. Also, at March 31, 2018, the Company had no borrowings under this LOC and its borrowing base at the time would have permitted $1.5 million to have been borrowed.

(9)       Income Taxes

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

The Company recorded a tax benefit of $160 thousand for federal income taxes and a tax benefit of $30 thousand for state income taxes during the quarter ended March 31, 2018. The Company recorded a tax benefit of $348 thousand for federal taxes and a tax benefit of $99 thousand for state income taxes during the quarter ended April 1, 2017.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the financial statements of the Company and notes thereto included in this report and the Company’s Annual Report on Form 10-K for the year ended December 30, 2017.

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

Critical Accounting Policies

The critical accounting policies utilized by the Company in preparation of the accompanying financial statements are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 30, 2017, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

 Effective in fiscal 2018, the Company adopted Accounting Standards Codification (ASC) 606, “Revenue from Contracts with Customers.” After analysis of the impact of ASC 606, the Company determined that no adjustment to beginning retained earnings was necessary.

 There have been no other material changes to these policies since December 30, 2017.

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

Results of Operations for the First Fiscal Quarter of 2018 (Q1 2018) Compared to the First Fiscal Quarter of 2017 (Q1 2017); (all $ in 000’s)

Revenues totaled $4,155 in Q1 2018 compared with $2,845 generated in Q1 2017, an increase of 46%. The increase was due primarily to an increase in the sale of baseplates. This increase in revenues also benefitted from the decision to assume responsibility for the plating process in the finished baseplates sold to a major customer. Price changes were insignificant in Q1 2018 compared with Q1 2017.

Gross margin in Q1 2018 totaled $144 or 3% of sales. This compares with a negative gross margin in Q1 2017 of $80 or 3% of sales. The improvement in gross margin was due to higher sales volume, offset in part by an increase in manufacturing costs.

Selling, general and administrative (SG&A) expenses totaled $908 in Q1 2018, a decrease of 7% compared with SG&A expenses of $973 in Q1 2017. During Q1, 2017 the Company incurred $100 in one-time legal and other costs associated with preparing for the annual proxy process. If you exclude this one-time expenditure, the total SG&A spending would have been up 5% versus the same period last year. The major changes contributing to the 5% increase was an increase in sales commissions due to sales volume, offset in part by a decrease in marketing spending.

The Company experienced an operating loss of $764 in Q1 2018 compared with an operating loss of $1,054 in Q1 2017. The net loss for the quarter totaled $574, compared with a net loss of $604 in Q1 2017. The effective tax rate, due to the Tax Cuts and Jobs Act declined to 25% in Q1 2018 compared with 42% in the same quarter of 2017.

Liquidity and Capital Resources (all $ in 000’s unless noted)

The Company’s cash and cash equivalents at March 31, 2018 totaled $131. This compares to cash and cash equivalents at December 30, 2017 of $1,340. The decrease in cash was due primarily to the loss from operations coupled with an increase in working capital i.e. receivables and inventory less payables and accruals.

Accounts receivable at March 31, 2018 totaled $3,592 compared with $2,943 at December 30, 2017. Days Sales Outstanding (DSO) increased from 70 days at the end of 2017 to 78 days at the end of Q1 2018. This increase in DSO’s was due to the decision to assume responsibility for the plating process in the finished product of a major customer during Q1. Had it not been for this change, the DSOs would have been approximately flat versus the DSOs in the Fourth Quarter of 2017. The accounts receivable balances at December 30, 2017, and March 31, 2018 were both net of an allowance for doubtful accounts of $10.

Inventories totaled $3,012 at March 31, 2018 compared with inventory totaling $2,110 at December 30, 2017. This increase was due to the decision to assume responsibility for the plating process in the finished product sold to a major customer. As a result of this change the inventory at the platers was owned by the company rather than by the customer. The inventory turnover in the most recent four quarters ending Q1 2018 was 6.5 times (based on a 5 point average), down from 6.7 times averaged during the four quarters of 2017.

All consigned inventory is shipped under existing purchase orders and per customers’ requests. At March 31, 2018 and December 30, 2017, $1,252 and $742, respectively, was located at customer locations pursuant to consigned inventory agreements.

The Company financed its increase in working capital during Q1 2018 from its cash balance. The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2018 from existing cash balances and bank borrowings.

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

Contractual Obligations (all $ in 000’s unless otherwise noted)

In June 2017, the Company renewed its $1,500 revolving line of credit line with Santander Bank. The agreement matures at the end of May 2018. The LOC is secured by the accounts receivable and other assets of the Company and, has an interest rate of prime plus 100 basis points. Under the terms of the agreement, the Company is required to maintain its operating accounts with Santander Bank. The Company is also subject to certain financial covenants. These include specific earnings levels, targeted current ratios and targeted debt to tangible net worth ratios at the end of subsequent quarters. After obtaining a one-time waiver on May 14, 2018, the Company was in compliance with all covenants as of March 31, 2018. Also, at March 31, 2018, the Company had no borrowings under this LOC and its borrowing base at the time would have permitted $1,500 to have been borrowed.

The financial covenant requirement at the end of Q1, 2018 are shown below, together with the actual ratios achieved:

Covenant	Requirement	Actual
Current Ratio	Minimum of 2.0X	2.5X
Liabilities to Tangible Net Worth	Maximum of 0.5X	0.3X
Net Loss	Maximum of $250	$574 (received waiver of violation on May 14, 2018)
Borrowings under the line of credit*	Maximum of $1,500	None
*$1,500 could have been borrowed at March 31, 2018

As of March 31, 2018 the Company had $225 of construction in progress and no outstanding commitments to purchase production equipment.

As of March 31, 2018, all our manufacturing, engineering, sales and administrative operations were and continue to be located in leased facilities in Norton, Massachusetts and Attleboro, Massachusetts.

In February 2018, the Company signed a lease for the Norton facilities through February 2021. The leased facilities comprise approximately 38 thousand square feet. The lease is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities. The Company also has an option to buy the property and a first right of refusal during the term of the lease. Annual rental payments continue at $152 thousand.

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

The Company’s contractual obligations at March 31, 2018, not including unexercised options to extend, consist of the following:

		Payments Due by Period
		Remaining in
	Total	FY 2018	FY 2019	FY 2020	FY 2021
Operating lease obligation for facilities	$520,400	$176,400	$166,200	$152,400	$25,400

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

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None.

ITEM 1A RISK FACTORS

There have been no material changes to the risk factors as discussed in our 2017 Form 10-K.

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

On March 5, 2018 the Company filed a report on Form 8-K relating to the announcement of its financial results for the year ended December 30, 2017 as presented in a press release dated March 1, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPS TECHNOLOGIES CORPORATION

(Registrant)

Date: May 15, 2018

/s/ Grant C. Bennett

Grant C. Bennett

Chief Executive Officer

Date: May 15, 2018

/s/ Ralph M. Norwood

Ralph M. Norwood

Chief Financial Officer