Form 10-Q
period 2018-06-30
CPS TECHNOLOGIES CORP/DE/
filed 2018-08-09
CIK 814676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2018

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

[ ] Yes       [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Number of shares of common stock outstanding as of August 1, 2018: 13,203,436.

PART I  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORPORATION

Balance Sheets (Unaudited)

	June 30,	December 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$418,067	$1,339,572
Accounts receivable-trade, net of allowance for doubtful
accounts of $10,000	3,440,604	2,943,373
Inventories, net	3,762,343	2,109,513
Prepaid expenses and other current assets	102,424	101,086

Total current assets	7,723,438	6,493,544

Property and equipment:
Production equipment	9,307,886	9,299,515
Furniture and office equipment	506,668	499,679
Leasehold improvements	891,817	891,817

Total cost	10,706,371	10,691,011
Accumulated depreciation and amortization	(9,571,214)	(9,287,006)
Construction in progress	323,382	86,493

Net property and equipment	1,458,539	1,490,498

Deferred taxes	3,308,666	3,038,666

Total assets	$12,490,643	$11,022,708

See accompanying notes to financial statements.

(continued)

CPS TECHNOLOGIES CORPORATION

Balance Sheets (Unaudited)

(concluded)

LIABILITIES AND STOCKHOLDERS`	June 30,	December 30,
EQUITY	2018	2017

Current liabilities:
Line of credit	900,000	—
Accounts payable	2,011,039	946,385
Accrued expenses	987,288	655,489
Deferred revenue	—	100,000

Total current liabilities	3,898,327	1,701,874

Commitments (note 4)
Stockholders` equity:
Common stock, $0.01 par value,
authorized 20,000,000 shares;
issued 13,423,492;
outstanding 13,203,436;
at June 30, 2018 and December 30, 2017	134,235	134,235
Additional paid-in capital	35,842,945	35,739,916
Accumulated deficit	(26,867,811)	(26,036,264)
Less cost of 220,056 common shares repurchased
at June 30, 2018 and December 30, 2017	(517,053)	(517,053)

Total stockholders` equity	8,592,316	9,320,834

Total liabilities and stockholders`
equity	$12,490,643	$11,022,708

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION

Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July1,
	2018	2017	2018	2017

Revenues:
Product sales	$5,228,721	$3,723,914	$9,383,725	$6,569,213

Total revenues	5,228,721	3,723,914	9,383,725	6,569,213
Cost of product sales	4,623,033	3,309,498	8,634,164	6,235,189

Gross Margin	605,688	414,416	749,561	334,024
Selling, general, and
administrative expense	931,358	933,462	1,839,474	1,906,892

Loss from operations	(325,669)	(519,046)	(1,089,913)	(1,572,868)
Interest income (expense), net	(11,692)	2,622	(11,634)	5,250

Net loss before
income tax	(337,361)	(516,424)	(1,101,547)	(1,567,618)
Income tax provision (benefit)	(80,000)	(183,208)	(270,000)	(630,000)

Net loss	$(257,361)	$(333,216)	$(831,547)	$(937,618)

Net loss per
basic common share	$(0.02)	$(0.03)	$(0.06)	$(0.07)

Weighted average number of
basic common shares
outstanding	13,203,436	13,203,436	13,203,436	13,203,436

Net loss per
diluted common share	$(0.02)	$(0.03)	$(0.06)	$(0.07)

Weighted average number of
diluted common shares
outstanding	13,203,436	13,203,436	13,203,436	13,203,436

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION

Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,	July 1,
	2018	2017

Cash flows from operating activities:
Net loss	$(831,547)	$(937,618)
Adjustments to reconcile net loss
to cash provided by (used in) operating activities:
Depreciation and amortization	284,209	287,148
Share-based compensation	103,029	111,987
Deferred taxes	(270,000)	(630,000)
Changes in:
Accounts receivable-trade	(497,231)	(746,047)
Inventories	(1,652,830)	25,153
Prepaid expenses and other current assets	(1,338)	(4,332)
Accounts payable	1,064,654	271,934
Deferred revenue	(100,000)	—
Accrued expenses	331,799	215,651

Net cash provided by (used in) operating
activities	(1,569,255)	(1,406,124)

Cash flows from investing activities:
Purchases of property and equipment	(252,250)	(59,817)

Net cash provided by (used in) investing
activities	(252,250)	(59,817)

Cash flows from financing activities:
Net borrowings on line of credit	900,000	—

Net cash provided by (used in)
financing activities	900,000	—

Net increase (decrease) in cash and cash equivalents	(921,505)	(1,465,941)
Cash and cash equivalents at beginning of period	1,339,572	3,407,760

Cash and cash equivalents at end of period	$418,067	$1,941,819

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

The adoption of FASB ASC Topic 606 did not have a material impact on the Company’s financial statements and no cumulative catch-up adjustment was required.

Identifying the Contract with the Customer

The Company identifies contracts with customers as agreements that create enforceable rights and obligations.  In the case of a few large customers the Company has executed long-term Master Sales Agreements (“MSA”).  These are umbrella agreements which typically define the terms and conditions under which a customer can order goods from CPS.  These in themselves do not constitute a contract as no products are committed to be transferred and the customer has no obligation to make payments.

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

If a contract includes a variable amount, such as a rebate, then the Company estimates the transaction price using either the expected value or the most likely amount of consideration to be received, depending upon the specific facts and circumstances. The Company includes estimated variable consideration in the transaction price only to the extent it is probable that a significant reversal of revenue will not occur when the uncertainty is resolved. The Company updates its estimate of variable consideration at the end of each reporting period to reflect changes in facts and circumstances.

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

Recognizing Revenue When (or as) the Performance Obligations are Satisfied

The Company recognizes revenue at the point in time when it transfers control of the promised goods or services to the customer, which typically occurs once the product has shipped or has been delivered to the customer. Occasionally, for the purpose of insuring a steady flow of product, the Company ships products on consignment. In these instances, delivery is deemed to have occurred when the customer pulls inventory out of the warehouse for use in their production, or upon a specified period of time as agreed upon by both parties.

The Company generally expenses sales commission when incurred because amortization period would have been one year or less. The costs are recorded within, selling, general and administrative expenses.

The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less

Recent Issued Accounting Pronouncements Not Yet Effective

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

In February 2011, the Company entered into a lease for an additional 13.8 thousand square feet in Attleboro, MA. The lease terms have been for one year and have been renewed annually. The current lease expires in February 2019. Annual rental payments are $83 thousand.

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

There were 5,000 stock options granted under the Plan during the quarter ended June 30, 2018 and no stock options granted during the quarter ended July 1, 2017.

There were no options exercised during the quarters ended June 30, 2018 or July 1, 2017.

During the three and six months ended June 30, 2018, the Company recognized $31,000 and $103,029, respectively, as shared-based compensation expense related to previously granted shares under the Plan.

During the three and six months ended July 1, 2017, the Company recognized $37,573 and $111,987, respectively, as shared-based compensation expense related to previously granted shares under the Plan.

(6)  Inventories

Inventories consist of the following:

	June 30,	December 30,
	2018	2017

Raw materials	$762,017	$478,567
Work in process	2,495,889	1,003,285
Finished goods	890,799	1,014,023

Total inventory	4,148,705	2,495,875
Reserve for obsolescence	(386,362)	(386,362)

Inventories, net	$3,762,343	$2,109,513

(7)  Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 30,
	2018	2017

Accrued legal and accounting	$67,770	$78,925
Accrued payroll	772,916	455,518
Accrued other	146,602	121,046

	$987,288	$655,489

(8)        Line of Credit

In May 2018, the Company renewed its $1.5 million revolving line of credit line with Santander Bank.  The agreement matures at the end of November 2018.  The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of prime plus 100 basis points. Under the terms of the agreement, the Company is required to maintain its operating accounts with Santander Bank. The Company is also subject to certain financial covenants.  These include specific earnings levels, a targeted current ratio and a targeted debt to tangible net worth ratio at the end of subsequent quarters.  At June 30, 2018, the Company was in compliance with all existing covenants.  Also, at June 30, 2018 the Company had $900 thousand of borrowings under this LOC and its borrowing base at the time would have permitted an additional $600 thousand to have been borrowed.

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

The Company recorded a tax benefit of $67 thousand and $227 thousand for federal income taxes during the three and six months ended June 30, 2018, respectively. The Company recorded a tax benefit of $13 and $43 thousand for state income taxes during the three and six months ended June 30, 2018, respectively.

The Company recorded a tax benefit of $152 thousand and $500 thousand for federal income taxes during the three and six months ended July 1, 2017, respectively. The Company recorded a tax benefit of $31 and $130 thousand for state income taxes during the three and six months ended July 1, 2017, respectively.

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

Results of Operations for the Second Fiscal Quarter of 2018 (Q2 2018) Compared to the Second Fiscal Quarter of 2017 (Q2 2017); (all $ in 000s)

Total revenue was $5,229 in Q2, 2018, a 40% increase compared with total revenue of $3,724 in Q2, 2017. This increase was due primarily to an increase in the sale of baseplates and, to a lesser degree, to an increase in the sale of hermetic packages and armor revenue. There were no significant price changes in Q2, 2018 compared with Q2, 2017.

Gross margin in Q2 2018 totaled $606 or 12% of sales.  In Q2 2017, gross margin was $414 or 11% of sales.   This increase in margin was primarily due to higher sales volume.

Selling, general and administrative expenses (SG&A) were $931 in Q2, 2018, flat when compared with SG&A expenses of $933 in Q2, 2017.  During Q2, 2017 the Company incurred an additional $80 in legal and other costs associated with preparing for the annual proxy process.   If it had not been for this one-time expenditure, the total SG&A spending would have been up 12% versus the same period last year, primarily as a result of an increase in sales commissions associated with higher sales volume.

In Q2, 2018, the Company incurred interest expense or $12 due to bank borrowings.  This compares with interest income of $2 in Q2 of 2017.

The Company experienced an operating loss of $326 compared with an operating loss of $519 in the same quarter last year. The net loss for Q2, 2018 totaled $257 versus a net loss of $333 in Q2, 2017.  The effective tax rate, due to the Tax Cuts and Jobs Act declined to 24% compared with 35% in the same quarter of 2017.

Results of Operations for the First Six Months of 2018 Compared to the First Six Months of 2017 (all $ in 000s)

Total revenue was $9,384 in the first half of 2018, a 43% increase compared with total revenue of $6,569 in the first six months of 2017. This increase was due primarily to an increase in the sale of baseplates. There were no significant price changes during the first half of 2018 compared with the first half of 2017.

Gross margin in the first six months of 2018 totaled $750 or 8% of sales.  In the first six months of 2017 gross margin totaled $334 or 5% of sales.  This increase was almost entirely due to the increase in revenues, offset in part by an increase in manufacturing costs.

Selling, general and administrative (SG&A) expenses were $1,839 during the first six months of 2018, down 4% compared with SG&A expenses of $1,907 in the first six months of 2017 During the first half of 2017, the Company incurred an additional $200 in legal and other costs associated with preparing for this year’s annual proxy process.  If it had not been for this one-time additional costs SG&A spending would have been up 8% versus the same period last year, primarily due to higher sales commissions associated with the increase in revenues.

During the first half of 2018, the Company incurred interest expense or $12 due to bank borrowings.  This compares with interest income of $5 earned during the first half of 2017.

In the first six months of 2018 the Company incurred an operating loss of $1,090 compared with an operating loss of $1,573 in the same period last year.  The net loss for the first six months of 2018 totaled $832 versus a net loss of $938 in the first six months of 2017.  The effective tax rate, due to the Tax Cuts and Jobs Act declined to 25% compared with 40% in the first half of 2017.

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

Liquidity and Capital Resources (all $ in 000s unless noted)

The Company’s cash and cash equivalents at June 30, 2018 totaled $418.  The Company’s net cash, which considers the $900 of bank borrowings, totaled a negative $482 at the end of the second quarter. This compares to cash and cash equivalents at December 30, 2017 of $1,340. The decrease in net cash was due to the increase in working capital i.e. receivables and inventory less payables and accruals, coupled with the loss from operations.

Accounts receivable at June 30, 2018 totaled $3,441 compared with $2,943 at December 30, 2017. Days Sales Outstanding (DSO) decreased from 70 days at the end of 2017 to 59 days at the end of Q2 2018. The accounts receivable balances at December 30, 2017, and June 30, 2018 were both net of an allowance for doubtful accounts of $10.

Inventories totaled $3,762 at June 30, 2018 compared with inventory totaling $2,110 at December 30, 2017. This increase was due primarily to the decision to assume responsibility for the plating process in the finished product sold to a major customer, coupled with an increase in customer demand.  As a result of this change the inventory at the platers was owned by the company rather than by the customer.  The inventory turnover in the most recent four quarters ending Q2 2018 was 6.1 times, down from 6.7 times averaged during the four quarters of 2017 (based on a 5 point average).

All consigned inventory is shipped under existing purchase orders and per customers’ requests. At June 30, 2018 and December 30, 2017, $1,999 and $742, respectively, was located at customer locations pursuant to consigned inventory agreements. This increase was due primarily to the Company’s  decision to assume responsibility for the plating process of a major European customer.

The Company financed its increase in working capital during the first half of 2018 from a combination of its cash at the beginning of the year and bank borrowings.  The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2018 from existing cash balances and bank borrowings.

The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its business objectives.

Contractual Obligations

In June 2018, the Company renewed its revolving line of credit line with Santander Bank for $1.5 million.  The agreement matures at the end of November 2018.  The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of prime plus 100 basis points. Under the terms of the agreement, the Company is required to maintain its operating accounts with Santander Bank. The Company is also subject to certain financial covenants.  These include specific earnings levels, a targeted current ratio and a targeted debt to tangible net worth ratio at the end of subsequent quarters.  At June 30, 2018, the Company was in compliance with all existing covenants.  Also, at June 30, 2018 the Company had $900 thousand of borrowings under this LOC and its borrowing base at the time would have permitted an additional $600 thousand to have been borrowed.

The financial covenant requirement at the end of Q2, 2018 are shown below, together with the actual ratios achieved:

Covenant	Requirement	Actual
Current Ratio	Minimum of 2.0X	2.0X
Liabilities to Tangible Net Worth	Maximum of 0.5X	0.5X
Borrowings under the line of credit	Maximum of $1,500	$900
Net Loss	Maximum of $350	$257

As of June 30, 2018 the Company had $323 of construction in progress and no outstanding commitments to purchase production equipment.

As of June 30, 2018, all our manufacturing, engineering, sales and administrative operations were and continue to be located in leased facilities in Norton, Massachusetts and Attleboro, Massachusetts.

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

The Company’s contractual obligations at June 30, 2018 consist of the following:

		Payments Due by Period
		Remaining in
	Total	FY 2018	FY 2019	FY 2020	FY 2021
Operating lease obligation for facilities	$461,600	$117,600	$166,200	$152,400	$25,400

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

PART II OTHER INFORMATION

ITEM 1             LEGAL PROCEEDINGS

None.

ITEM 1A           RISK FACTORS

There have been no material changes to the risk factors as discussed in our 2017 Form 10-K

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

Exhibit 32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(b)   Reports on Form 8-K:

On May 5, 2018 the Company filed a report on Form 8-K of its earnings report for the fiscal first quarter ended March 31, 2018.

On May 9, 2018 the Company filed a report on Form 8-K which included final tabulation of votes from the Company’s Annual Meeting of Shareholders held on May 7, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPS TECHNOLOGIES CORPORATION
(Registrant)

Date:    August 9, 2018
/s/        Grant C. Bennett
Grant C. Bennett
Chief Executive Officer

Date:    August 9, 2018

/s/        Ralph M. Norwood

Ralph M. Norwood

Chief Financial Officer