Form 10-Q
period 2018-09-29
CPS TECHNOLOGIES CORP/DE/
filed 2018-11-09
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended  September 29, 2018
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

(508) 222-0614
(Registrant’s Telephone Number, including Area Code)

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

[X] Yes   [ ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer,” smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]   Smaller reporting company [X]

Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
[ ] Yes       [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Number of shares of common stock outstanding as of November 7, 2018: 13,203,436.

PART I  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(continued on next page)

	September 29,	December 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$87,976	$1,339,572
Accounts receivable- trade, net of allowance for doubtful
accounts of $10,000	3,902,117	2,943,373
Inventories, net	3,571,276	2,109,513
Prepaid expenses and other current assets	108,993	101,086

Total current assets	7,670,362	6,493,544

Property and equipment:
Production equipment	9,195,059	9,299,515
Furniture and office equipment	518,370	499,679
Leasehold improvements	891,816	891,817

Total cost	10,605,245	10,691,011
Accumulated depreciation and amortization	(9,566,102)	(9,287,006)
Construction in progress	383,432	86,493

Net property and equipment	1,422,575	1,490,498

Deferred taxes	3,313,666	3,038,666

Total assets	$12,406,603	$11,022,708

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(concluded)

	September 29,	December 30,
	2018	2017
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of Credit	900,000	—
Accounts payable	1,992,992	946,385
Accrued expenses	902,576	655,489
Deferred revenue	—	100,000

Total current liabilities	3,795,568	1,701,874

Commitments (note 4)
Stockholders’ equity:
Common stock, $0.01 par value,
authorized 20,000,000 shares;
issued 13,423,492;
outstanding 13,203,436;
at September 29, 2018 and December 30, 2017	134,235	134,235
Additional paid-in capital	35,875,614	35,739,916
Accumulated deficit	(26,881,761)	(26,036,264)
Less cost of 220,056 common shares repurchased
at September 29, 2018 and December 30, 2017	(517,053)	(517,053)

Total stockholders’ equity	8,611,035	9,320,834

Total liabilities and stockholders’
equity	$12,406,603	$11,022,708

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Operations (Unaudited)

	Fiscal Quarters Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017

Revenues:
Product sales	$6,116,448	$4,211,962	$15,500,173	$10,781,175

Total Revenues	6,116,448	4,211,962	15,500,173	10,781,175
Cost of product sales	5,152,598	3,450,915	13,786,762	9,686,103

Gross Margin	963,850	761,047	1,713,411	1,095,072
Selling, general and
administrative expense	982,765	743,634	2,822,240	2,650,526

Operating income (loss)	(18,915)	17,413	(1,108,829)	(1,555,454)
Interest income (expense), net	(13,679)	2,815	(25,313)	8,065
Other income	13,645	—	13,645	—

Net income (loss) before income
tax expense	(18,949)	20,228	(1,120,497)	(1,547,389)
Income tax (benefit) expense	(5,000)	7,000	(275,000)	(623,000)

Net income (loss)	$(13,949)	$13,228	$(845,497)	$(924,389)

Net income (loss) per
basic common share	$(0.00)	$0.00	$(0.06)	$(0.07)

Weighted average number of
basic common shares
outstanding	13,203,436	13,203,436	13,203,436	13,203,436

Net income (loss) per
diluted common share	$(0.00)	$0.00	$(0.06)	$(0.07)

Weighted average number of
diluted common shares
outstanding	13,203,436	13,229,868	13,203,436	13,203,436

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Cash Flows (Unaudited)

	Nine Month Periods Ended
	September 29,	September 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(845,497)	$(924,389)
Adjustments to reconcile net loss
to cash provided by (used in) operating activities
Depreciation & amortization	411,499	412,982
Share-based compensation	135,698	149,068
Deferred taxes	(275,000)	(623,000)
Gain on sale of property and equipment	(13,645)	—
Changes in:
Accounts receivable-trade	(958,744)	(1,074,569)
Inventories	(1,461,763)	295,623
Prepaid expenses	(7,907)	8,864
Accounts payable	1,046,607	174,735
Deferred revenue	(100,000)	—
Accrued expenses	247,087	(8,075)

Net cash provided by (used in) operating
activities	(1,821,666)	(1,588,761)

Cash flows from investing activities:
Purchases of property and equipment	(343,576)	(129,389)
Proceeds from sale of property and equipment	13,645	—

Net cash provided by (used in) investing
activities	(329,931)	(129,389)

Cash flows from financing activities:
Net borrowings on line of credit	900,000	—

Net cash provided by (used in)
financing activities	900,000	—

Net increase (decrease) in cash and cash equivalents	(1,251,596)	(1,718,150)
Cash and cash equivalents at beginning of period	1,339,572	3,407,760

Cash and cash equivalents at end of period	$87,976	$1,689,610

Supplemental cash flow information:
Cash paid for taxes, net of refunds	$486	$—

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

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. The costs are recorded within, selling, general and administrative expenses.

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

Loss contingency

The Company manufactures baseplates for power module manufacturers. Most baseplates manufactured by CPS require a nickel coating be applied to the baseplate (“Ni plating”). CPS warranties its baseplates to meet the Ni plating specifications required by our customers, and flows this requirement to its Ni plating vendors.

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

In the case of affected baseplates, which have not been assembled into modules, it was a straight-forward process for the Ni plating vendor to rework these baseplates and this work has been completed. The relavent issue is baseplates that have already been assembled into modules. During this four-month period approximately 15,000 baseplates from this Ni plating vendor were assembled into modules; only a small portion of these baseplates are affected.

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

There were no stock options granted or issued under the Plan during the quarters ended September 29, 2018 and September 30, 2017.

During the quarter ended September 29, 2018, 18,600 options were forfeited and 8,000 options expired.  During the quarter ended September 30, 2017, 24,000 options were forfeited.

During the quarters ended September 29, 2018 and September 30, 2017 there were no shares repurchased.

During the three and nine months ended September 29, 2018 the Company recognized approximately $33 thousand and $136 thousand, respectively as share-based compensation expense related to previously granted shares under the Plan. These amounts are included as a component of selling, general and administrative expenses in the statement of operations.

During the three and nine months ended September 30, 2017 the Company recognized approximately $37 thousand and $149 thousand, respectively as share-based compensation expense related to previously granted shares under the Plan. These amounts are included as a component of selling, general and administrative expenses in the statement of operations.

(6)  Inventories

Inventories consist of the following:

	September 29,	December 30,
	2018	2017

Raw materials	$662,720	$478,567
Work in process	2,306,340	1,003,285
Finished goods	988,578	1,014,023

Total inventory	3,957,638	2,495,875
Reserve for obsolescence	(386,362)	(386,362)

Inventories, net	$3,571,276	$2,109,513

(7)  Accrued Expenses

Accrued expenses consist of the following:

	September 29,	December 30,
	2018	2017

Accrued legal and accounting	$78,250	$78,925
Accrued payroll	601,105	455,518
Accrued other	223,221	121,046

	$902,576	$655,489

(8)  Line of Credit

In early November 2018, the Company renewed its $1.5 million revolving line of credit line with Santander Bank.  The agreement will mature on June 30, 2019.  The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of prime plus 100 basis points. Under the terms of the agreement, the Company is required to maintain its operating accounts with Santander Bank. The Company is also subject to certain financial covenants.  These include specific earnings levels, a targeted current ratio and a targeted debt to tangible net worth ratio at the end of subsequent quarters.  On November 8, 2018 the Company obtained a waiver for violating the net profit covenant and was in compliance with all other covenants at September 29, 2018.  Also, at September 29, 2018 the Company had $900 thousand of borrowings under this LOC and its borrowing base at the time would have permitted an additional $600 thousand to have been borrowed.

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

The Company recorded a tax benefit of $4 thousand and tax benefit of $231 thousand for federal income taxes during the three and nine months ended September 29, 2018, respectively. The Company recorded a tax benefit of $1 thousand and a tax benefit of $44 thousand for state income taxes during the three and nine months ended September 29, 2018, respectively.

The Company recorded a tax expense of $5 thousand and tax benefit of $495 thousand for federal income taxes during the three and nine months ended September 30, 2017, respectively. The Company recorded a tax expense of $2 thousand and a tax benefit of $128 thousand for state income taxes during the three and nine months ended September 30, 2017, respectively.

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

Critical Accounting Policies

The critical accounting policies utilized by the Company in preparation of the accompanying financial statements are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 30, 2017, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  There have been no material changes to these policies since December 30, 2017, other than the adoption of AS 606 as discussed in the financial statements..

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

Results of Operations for the Third Fiscal Quarter of 2018 (Q3 2018) Compared to the Third Fiscal Quarter of 2017 (Q3 2017); (all $ in 000’s)

Total revenue was $6,116 in Q3 2018, a 45% increase compared with total revenue of $4,212 in Q3 2017.  This increase was due to an increase in the sale of baseplates.

Gross margin in Q3 2018 totaled $964 or 16% of sales.  In Q3 2017, gross margin was $761 or 18% of sales.  This increase in margin dollars was due to higher sales volume.

Selling, general and administrative (SG&A) expenses were $983 in Q3 2018, 32% greater than SG&A expenses of $744 in Q3 2017.  This increase was due to higher sales commissions, associated with higher sales, and, to a lesser extent, an increase in professional fees.

The operating loss for Q3 2018 totaled $19 compared with an operating income of $17 in Q3 2017. This $36 decrease was due to the fact that margin generated from higher sales volume was insufficient to cover the increase in SG&A expenses.

In Q3, 2018, the Company realized a gain of $14 on the sale of fully depreciated equipment but incurred a similar amount in interest expense on bank borrowings resulting in $0 for other income/expense for the quarter.  This compares with $3 of interest earned on its cash balances in Q3, 2017.

The company incurred a net loss of $14 in Q3 2018 compared with net income of $13 in Q3 2017.  The effective tax rate, due to the Tax Cuts and Jobs Act, declined to 26% for the quarter from 35% applied in Q3, 2017.

Results of Operations for the First Nine Months of 2018 Compared to the First Nine Months of 2017 (all $ in 000’s)

Total revenue was $15,500 in the first nine months of 2018, a 44% increase compared with total revenue of $10,781 in the first nine months of 2017. This increase was due primarily to an increase in the sale of baseplates.  There were no significant price changes during the first nine months of 2018 compared with the first nine months of 2017.

Gross margin in the first nine months of 2018 totaled $1,713 or 11% of sales.  This compares with $1,095, or 10% of sales, generated during the first nine months of 2017.   This improvement in margin was due almost entirely to the increase in revenues.

 Selling, general and administrative (SG&A) expenses totaled $2,822 during the first nine months of 2018, an increase of 6% compared with SG&A expenses of $2,651 incurred during the first nine months of 2017.  During 2017 the Company incurred approximately an additional $200 in legal and other costs associated with the annual proxy process.  If it had not been for this one-time additional costs, the total SG&A spending would have been up 15% versus the same nine months last year, primarily due to higher sales commissions and, to a lesser degree,  additional marketing spending.

The Company incurred net Other Expense of $12 for the first nine months of 2018.  This was a combination of interest expense of $25, reduced by the gain from the sale of fully depreciated equipment in Q3 2018.  During the first nine months of 2017 the Company earned interest of $8 on its cash balance.

The Company incurred an operating loss of $1,109 in the first nine months of 2018, compared with an operating loss of $1,555 in the same period last year.  This improvement was due in large part to the increase in revenues.  The net loss for the first nine months of 2018 totaled $845 versus a net loss of $924 in the first nine months of 2017.   The effective tax rate was 25% in 2018 compared with 40% in 2017.  This reduction in rate reflects the impact of the Tax Cuts and Job Act

The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its business objectives.

Liquidity and Capital Resources (all $ in 000s unless noted)

The Company’s cash and cash equivalents at September 29, 2018 totaled $88.  The Company’s net cash, which considers the $900 of bank borrowings, totaled a negative $812 at the end of the third quarter. This compares to cash and cash equivalents at December 30, 2017 of $1,340. The decrease in net cash was due to the combination of an increase in working capital associated with the increase in revenues, receivables and inventory; less payables and accruals, coupled with the losses from operations.

Accounts receivable at September 29, 2018 totaled $3,902 compared with $2,943 at December 30, 2017. Days Sales Outstanding (DSO) decreased from 70 days at the end of 2017 to 57 days at the end of Q3 2018. The accounts receivable balances at December 30, 2017, and September 29, 2018 were both net of an allowance for doubtful accounts of $10.

Inventories totaled $3,571 at September 29, 2018 compared with inventory totaling $2,110 at December 30, 2017. This increase was due primarily to the decision to assume responsibility for the plating process in the finished product sold to a major customer, coupled with an increase in customer demand.  As a result of this change, the inventory at the platers is now owned by the company rather than by the customer.  The inventory turnover in the most recent four quarters ending Q3 2018 was 6.0 times, down from 6.7 times averaged during the four quarters of 2017 (each based on a 5 point average).

All consigned inventory is shipped under existing purchase orders and per customers’ requests. At September 29, 2018 and December 30, 2017, $2,336 and $742, respectively, was located at customer locations pursuant to consigned inventory agreements. This increase was due primarily to the Company’s  decision to assume responsibility for the plating process of a major European customer.

The Company financed its increase in working capital during the first nine months of 2018 from a combination of its cash at the beginning of the year and bank borrowings.  The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2018 from existing cash balances and bank borrowings.

The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its business objectives.

Contractual Obligations

In early November 2018, the Company renewed its revolving line of credit line with Santander Bank for $1.5 million.  The agreement will mature on June 30, 2019.  The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of prime plus 100 basis points. Under the terms of the agreement, the Company is required to maintain its operating accounts with Santander Bank. The Company is also subject to certain financial covenants.  These include specific earnings levels, a targeted current ratio and a targeted debt to tangible net worth ratio at the end of subsequent quarters.  On November 8, 2018 the Company obtained a waiver for violating the net profit covenant and was in compliance with all other covenants at September 29, 2018. Also, at September 29, 2018 the Company had $900 thousand of borrowings under this LOC and its borrowing base at the time would have permitted an additional $600 thousand to have been borrowed.

The financial covenant requirements at the end of Q3, 2018 are shown below, together with the actual ratios achieved:

Covenant	Requirement	Actual
Current Ratio	Minimum of 2.0X	2.0X
Liabilities to Tangible Net Worth	Maximum of 0.5X	0.4X
Borrowings under the line of credit	Maximum of $1,500	$900
Net Profit	Minimum of $50	* $(14)
*Coverage violation waived by bank on Nov 8, 2018
Debt Service Coverage Ratio	Minimum of 1.25X	4.6X

As of September 29, 2018 the Company had $383 of construction in progress and no outstanding commitments to purchase production equipment.

As of September 29, 2018, all our manufacturing, engineering, sales and administrative operations were and continue to be located in leased facilities in Norton, Massachusetts and Attleboro, Massachusetts.

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

The Company’s contractual obligations at September 29, 2018 consist of the following:

		Payments Due by Period

	Total	Remaining in FY 2018	FY 2019	FY 2020	FY 2021
Operating lease obligation for facilities	$402,800	$58,800	$166,200	$152,400	$25,400

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

(b)        Reports on Form 8-K

On August 3, 2018 the Company filed a report on Form 8-K of its earnings report for the fiscal second quarter ended June 30, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPS TECHNOLOGIES CORPORATION
(Registrant)

Date:    November 9, 2018
/s/        Grant C. Bennett
Grant C. Bennett
Chief Executive Officer

Date:    November 9, 2018

/s/        Ralph M. Norwood

Ralph M. Norwood

Chief Financial Officer