Form 10-K
period 2018-12-29
CPS TECHNOLOGIES CORP/DE/
filed 2019-03-15
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 29, 2018
or
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

Emerging growth company[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act
[ ] Yes [X] No

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was $10 million based on the average of the reported closing bid and asked prices for the Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter as reported on the NASDAQ Capital Market.

Number of shares of Common Stock outstanding as of March 1, 2019: 13,205,936 shares.

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

CPS website is http://www.alsic.com.

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

In 2018, our three largest customers accounted for 36%, 17%, and 12% of revenues, respectively. In 2018, approximately 90% of our revenues were derived from commercial applications and 10% from defense-related applications.

Availability of Raw Materials

We use a variety of raw materials from numerous domestic and foreign suppliers. These materials are primarily aluminum ingots, ceramic powders and chemicals. The raw materials we use are available from domestic and foreign sources and none is believed to be scarce or restricted for national security reasons. We use no conflict metals.

Patents and Trade Secrets

As of December 29, 2018, the Company had 11 United States patents.  In addition the Company had several international patents covering the same subject matter as the U.S. patents. Licensees of these patents have rights to use certain patents as defined in their respective license agreements.

We intend to continue to apply for domestic and foreign patent protection in appropriate cases. In other cases, we believe we are better served by reliance on trade secret protection. In all cases, we seek protection for our technological developments to preserve our competitive position.

Backlog and Contracts

Over 90% of the Company's product sales are custom in that they are based on customers’ drawings and the large majority of these sales are "designed in" and are sold over multiple years. Major customers typically give the Company a non-binding forecast of demand for a one-year period and then negotiate a pricing agreement with the Company valid for that one-year period. Each week customers then issue releases or authorizations to ship under the pricing agreements. At any point in time the contractually binding backlog represented by the releases in hand does not necessarily reflect underlying demand. Given this situation, the Company does not believe backlog data are meaningful.

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

Employees

As of December 29, 2018, we had 156 permanent full-time employees. 146 were engaged in manufacturing and engineering and 10 in sales and administration, including finance, HR and general management.

None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be excellent.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Properties

As of December 29, 2018, all our manufacturing, engineering, sales and administrative operations were and continue to be located in leased facilities in Norton, Massachusetts and Attleboro, Massachusetts.

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

In February 2011, the Company entered into a lease for an additional 13.8 thousand square feet in Attleboro, MA. The lease terms have been for one year and have been renewed annually. The current lease expires in February 2020 and the Company has two, one-year options at the current annual rental payments of $83 thousand, with minor escalation for real estate tax increases.

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

In the case of affected baseplates, which have not been assembled into modules, it was a straight-forward process for the Ni plating vendor to rework these baseplates and this work has been completed. The relevant issue is baseplates that have already been assembled into modules. During this four-month period approximately 15,000 baseplates from this Ni plating vendor were assembled into modules; only a small portion of these baseplates are affected.

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

Item 4. Mine Safety Disclosures

Not applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

CPS Technologies Corp. shares have traded on The Nasdaq Stock Market, LLC under the symbol “CPSH”. On December 29, 2018, we had approximately 700 shareholders. We have never paid cash dividends on our Common Stock. We currently plan to reinvest our earnings, if any, for use in the business and do not intend to pay cash dividends in the foreseeable future. Future dividend policy will depend, among other factors, upon our earnings and financial condition.

Item 6. Selected Financial Data

Smaller reporting companies are not required to provide the information required by this item.

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

The Company believes the underlying demand for metal matrix composites is growing as the electronics and other industries seek higher performance, higher reliability, and reduced costs. CPS believes that the Company is well positioned to offer our solutions to current and new customers as these demands grow. In 2018 the Company’s top three customers accounted for 65% of revenue and the remaining 35% of revenue was derived from 77 other customers. In 2017 the top three customers accounted for 54% of revenue and the remaining 46% of revenue was derived from approximately 72 customers.

Application of Critical Accounting Policies

Financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. As such, the Company is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. CPS’s significant accounting policies are presented within Note 2 to the financial statements; the significant accounting policies which management believes are most critical to aid in fully understanding and evaluating its reported financial results include the following:

a)	The initial adoption of Accounting Standards Codification (ASC) 606.

Revenue from Contracts with Customers (ASC 606). The adoption of ASC 606 did not have a material impact on the Company’s financial statements and no cumulative adjustment was required. See Note 2 to the financial statements for application of this accounting policy to the Company.

b)	Allowance for doubtful accounts

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

c)	Inventory valuation

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

d)	Valuation of deferred tax assets

Deferred tax assets and liabilities are based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company considers many factors in assessing whether or not a valuation allowance for its Deferred Tax Asset is warranted. On the positive side, the Company considered such factors as the revenue growth rate during 2018, the double digit growth projection in the high-speed train market, the potential for market growth in Japan and China, the potential for defense contracts, the increase and level of gross margin earned in the most recent quarter, the global customer base, current products and their technological life, potential price increases, the decade plus of time before the credits expire and the trend of improvement in manufacturing efficiencies. On the negative side the Company considered the magnitude of the Deferred Tax Asset, the Company’s ability to absorb a period of losses, the potential for technological breakthroughs and substitution of products offering lower cost solutions, and losses incurred during the past three years. Weighing all factors the Company has concluded that it is more likely than not that a portion or all of the Deferred Tax Asset will not be used before they expire. As a result a valuation reserve has been established as of December 29, 2018.

At December 29, 2018 the Company’s Deferred Tax Asset and other temporary differences will require taxable income of approximately $15 million and reversals of existing temporary differences to fully utilize, assuming a statutory corporate tax rate of 21% based on the recently enacted Tax Cuts and Jobs Act.

e)	Estimates and judgments surrounding our disclosures associated with the ABB claim as discussed in Item 3 above and Note 4 to the financial statements

Recent Issued Accounting Pronouncements (Not Yet Effective)

In February 2016 the FASB issued ASU No. 2016-02, Leases, which requires a lessee to recognize lease liabilities for the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and right-of-use assets, representing the lessee’s right to use, or control the use of, specified assets for the lease term. The ASU became effective on December 30, 2018 (Q1 of 2019). It is expected that assets and liabilities will increase by approximately $350 thousand based upon the present value of remaining lease payments for leases in place at the adoption date.

Results of Operations (all $ in millions unless noted)

Results of Operations for the year 2018 (“2018”) compared with the year 2017 (“2017”):

Total revenue was $21.6 million in 2018, a 48% increase compared with total revenue of $14.6 million in 2017. This increase was due primarily to an increase in the sales of baseplates which was augmented by adding the plating function for a major customer. There were no significant price changes during 2018 compared with 2017.

Gross margin in 2018 totaled $2.9 million or 13% of sales.  This compares with $1.7 million, or 11% of sales, generated during 2017. This improvement in margin was due almost entirely to the increase in revenues.

Selling, general and administrative (SG&A) expenses were $3.8 million during 2018, an increase of 6% compared with SG&A expenses of $3.6 million incurred during 2017.  During 2017 the Company incurred approximately $0.2 million in one-time legal and other costs associated with the annual proxy process and $0.2 million associated with the separation of an executive officer. If it had not been for these one-time additional costs, the total SG&A spending would have been up 19% versus last year, primarily due to higher sales commissions and, to a lesser degree, additional marketing spending.

The Company incurred an operating loss of $0.9 in 2018, compared with an operating loss of $2.0 in 2017. This improvement was due in large part to the increase in revenues. The net loss in 2018 totaled $3.7 versus a net loss of $1.7 in 2017.

Significant Fourth Quarter Activity in 2018:

Revenues totaled $6.1 million versus $3.8 million in the last quarter of 2017, representing a 60% increase. This increase was entirely due to higher shipments of baseplates. The impact of price changes was insignificant in the quarter compared with the same period in 2017.

Gross margin increased in the Fourth Quarter of 2018 compared with the Fourth Quarter of 2017 from $0.6 million to $1.2 million. This increase was directly associated with the increase in sales volume.

SG&A expenses totaled $1.0 million during the quarter—essentially flat versus the same quarter in 2017. During the last quarter of 2017 the Company incurred $0.2 million of costs associated with the resignation of an executive officer. All other SG&A costs were up $0.2 million due to a combination of higher sales commissions and other marketing spending.

Primarily as a result of higher sales volume, the Company’s generated an operating profit of $0.2 million compared to a loss of $0.4 million in the Fourth Quarter of 2017.

In the last quarter of 2018 the Company established a valuation reserve against its deferred tax asset. Due in large part to this reserve, the Company recorded a net loss for the quarter of $2.9 million. The net loss of the last quarter of 2017 was $0.8 million as the impact of the passage of the Tax Cuts and Jobs Act in December 2017, has the effect of creating a tax provision of $0.4 million for the quarter rather than a tax credit, despite a loss from operations.

Liquidity and Capital Resources (all $ in millions unless noted)

The Company’s cash and cash equivalents at December 29, 2018 totaled $0.6 compared with cash and cash equivalents at December 30, 2017 of $1.3. The decrease in net cash was due to the combination of losses from operations, coupled with an increase in working capital associated with the increase in receivables and inventory, less payables and accruals.

Accounts receivable at December 29, 2018 totaled $3.1 compared with $2.9 at December 30, 2017. Days Sales Outstanding (DSO) decreased from 70 days at the end of 2017 to 45 days at the end of Q4 2018. This improvement was due in large part to the fact that sales were more front-end loaded in the quarter in 2018 and, as a result, a higher percentage of sales were collected during the quarter than during the same quarter in 2017. The accounts receivable balances at December 30, 2017, and December 29, 2018 were both net of an allowance for doubtful accounts of $10.

Inventories totaled $3.2 at December 29, 2018 compared with inventory totaling $2.1 at December 30, 2017. This increase was due primarily to the decision to assume responsibility for the plating process in the finished product sold to a major customer, coupled with an increase in customer demand. As a result of this change, the inventory at the platers is now owned by the company rather than by the customer. The inventory turnover in the most recent four quarters ending was 6.0 times, down from 6.7 times averaged during the four quarters of 2017 (each based on a 5 point average).

All consigned inventory is shipped under existing purchase orders and per customers’ requests. At December 29, 2018 and December 30, 2017 inventory of, $1.5 and $0.7, respectively, was located at customer and vendor locations pursuant to consigned inventory agreements. This increase was due primarily to the Company’s decision to assume responsibility for the plating process of a major European customer.

The Company financed its losses from operations and an increase in working capital during 2018 from a combination of its cash at the beginning of the year and bank borrowings during the year. The Company expects it will continue to be able to fund its operations during 2019 from existing cash balances and bank borrowings.

The Company continues to sell to a limited number of customers and the loss of any one of these customers or vendors could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its business objectives.

Contractual Obligations

In November 2018, the Company renewed its revolving line of credit line with Santander Bank for $1.5 million. The agreement matures at the end of June 2019. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of prime plus 100 basis points. Under the terms of the agreement, the Company is required to maintain its operating accounts with Santander Bank. At December 29, 2018 the Company’s borrowing base formula would have permitted the full $1.5 of its LOC to have been borrowed. The Company is also subject to certain financial covenants.

The financial covenant requirements at the end of 2018 are shown below, together with the actual ratios achieved:

Covenant	Requirement	Actual
Current Ratio	Minimum of 2.0X	2.6X
Liabilities to Tangible Net Worth	Maximum of 0.5X	0.5X
Debt Service Coverage Ratio	Minimum of 1.25	22
Borrowings under the line of credit	Maximum of $1.5 million	zero
Net Loss in Q4 2018	Maximum of $50 thousand	Waived by Santander 3/8/2019

As of December 29, 2018 the Company had $34 thousand of construction in progress and no outstanding commitments to purchase production equipment.

Our leasing arrangements consist of the Norton, MA and Attleboro, MA facility leases. The Norton facility lease expires in February 2021 and is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities. The Company also has an option to buy the property and a first right of refusal during the term of the lease. Annual rental payments continue at $152 thousand. The Attleboro facility lease renews annually in February of each year. The current Attleboro facility lease expires in February 2020 and the Company has two, one-year options at the current annual rental payments of $83 thousand, with minor escalation for real estate tax increases.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation

Inflation had no material effect on the results of operations or financial condition during the last few years. There can be no assurance however, that inflation will not affect our operations or business in the future.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Smaller reporting companies are not required to provide the information required by this item.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as such item is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 29, 2018.

Changes in Internal Control over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting during fiscal 2018.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2018. In making this assessment, management used the criteria set forth in the "Internal Control Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 29, 2018.

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

The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Members of the Board of Directors, Nominees and Executive Officers,” “Certain Relationships and Related Person Transactions; Legal Proceedings,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct” and “Corporate Governance” and with respect to our 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2018 fiscal year.

The Company has adopted the CPS Code of Conduct, which applies to all directors, officers (including the principal executive officer, principal financial officer and treasurer) and employees. A copy of this code can be found on the Company’s website at www.alsic.com/investor-relations.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Compensation” and “Compensation Discussion and Analysis” with respect to our 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2018 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to our Definitive Proxy Statement, under the caption “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” with respect to our 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2018 fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Certain Relationships and Related Person Transactions; Legal Proceedings” and “Corporate Governance” with respect to our 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2018 fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to our Definitive Proxy Statement, under the caption “Accounting Matters” with respect to our 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2018 fiscal year.

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

CPS TECHNOLOGIES CORPORATION
By:	/s/ Grant C. Bennett President and Chief Executive Officer March 14, 2019

Pursuant to the Requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Grant C. Bennett	President and Chief Executive Officer	March 14, 2019
Grant C. Bennett

/s/ Ralph M. Norwood	Chief Financial Officer	March 14, 2019
Ralph M. Norwood

/s/ Francis J. Hughes, Jr.	Director	March 14, 2019
Francis J. Hughes

/s/ Daniel C. Snow	Director	March 14, 2019
Daniel C. Snow

/s/ Thomas M. Culligan	Director	March 14, 2019
Thomas M. Culligan

CPS TECHNOLOGIES CORPORATION
EXHIBIT INDEX

Exhibit No.	Description
3.1*	Restated Certificate of Incorporation of the Company, as amended, is incorporated herein by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A (File No. 0-16088)
3.2*	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 33-14616)(the ‘1987 S-1Registration Statement’)
4.1*	Specimen certificate for shares of Common Stock of the Company is incorporated herein by reference to Exhibit 4 to the 1987 S-1 Registration Statement
4.2*	Description of Capital Stock contained in the Restated Certificate of Incorporation of the Company, as amended, filed as Exhibit 3.1
10.5*(1)	Retirement Savings Plan, effective September 1, 1987 is incorporated by reference to Exhibit 10.35 to the Company’s 1989 S-1 Registration Statement
10.21*	1999 Stock Incentive Plan adopted by the Company’s Board of Directors on January 22, 1999
10.22*	2009 Stock Incentive Plan ("2009 Plan") on December 10, 2009.
23.1	Consent of Wolf & Company, P.C.
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated herein by reference.

(1) Management Contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

INDEX TO FINANCIAL STATEMENTS
OF
CPS TECHNOLOGIES CORPORATION

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 29, 2018 and December 30, 2017
Statements of Operations for the years ended December 29, 2018 and December 30, 2017
Statements of Stockholders’ Equity for the years ended December 29, 2018 and December 30, 2017
Statements of Cash Flows for the years ended December 29, 2018 and December 30, 2017
Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CPS Technologies Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CPS Technologies Corporation (the “Company”) as of December 28, 2018 and December 30, 2017, the related statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2018 and December 30, 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Boston, Massachusetts
March 14, 2019

CPS TECHNOLOGIES CORPORATION
BALANCE SHEETS

	December 29,	December 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$628,804	$1,339,572
Accounts receivable-trade, net	3,053,091	2,943,373
Inventories, net	3,192,933	2,109,513
Prepaid expenses and other current assets	156,338	101,086

Total current assets	7,031,166	6,493,544

Property and equipment:
Production equipment	9,550,043	9,299,515
Furniture and office equipment	519,779	499,679
Leasehold improvements	891,817	891,817

Total cost	10,961,639	10,691,011
Accumulated depreciation
and amortization	(9,722,767)	(9,287,006)
Construction in progress	34,314	86,493

Net property and equipment	1,273,186	1,490,498

Deferred taxes, net	186,747	3,038,666

Total assets	$8,491,099	$11,022,708

(continued)

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
BALANCE SHEETS

	December 29,	December 30,
LIABILITIES AND STOCKHOLDERS’	2018	2017
EQUITY
Current liabilities:
Accounts payable	$1,680,263	$946,385
Accrued expenses	975,315	655,489
Deferred revenue	—	100,000

Total current liabilities	2,655,578	1,701,874

Commitments & Contingencies (note 4)
Stockholders’ Equity:
Common stock, $0.01 par value,
authorized 20,000,000 shares;
issued 13,425,992 and 13,423,492 shares;
outstanding 13,205,936 and 13,203,436;
at December 29, 2018 and December 30, 2017, respectively	134,260	134,235
Additional paid-in capital	35,960,545	35,739,916
Accumulated deficit	(29,742,231)	(26,036,264)
Less cost of 220,056 common shares repurchased
at December 29, 2018 and December 30, 2017	(517,053)	(517,053)

Total stockholders’ equity	5,835,521	9,320,834

Total liabilities and stockholders’ equity	$8,491,099	$11,022,708

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 29, 2018 AND DECEMBER 30, 2017

	2018	2017

Product sales	$21,580,904	$14,577,183
Cost of product sales	18,668,052	12,919,065

Gross margin	2,912,852	1,658,118
Selling, general, and
Administrative expenses	3,813,415	3,609,328

Income (loss) from operations	(900,563)	(1,951,210)
Other income (expense)	(20,985)	11,476

Income (loss) before income tax	(921,548)	(1,939,734)
Income tax provision (benefit)	2,784,419	(222,032)

Net income (loss)	$(3,705,967)	$(1,717,702)

Net income (loss) per
basic common share	$(0.28)	$(0.13)
Weighted average number of
basic common shares
outstanding	13,205,936	13,203,436
Net income (loss) per
diluted common share	$(0.28)	$(0.13)
Weighted average number of
diluted common shares
outstanding	13,205,936	13,203,436

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 29, 2018 AND DECEMBER 30, 2017

	Common stock
			Additional			Stock-
	Number of	Par	Paid-in	Accumulated	Stock	holders’
	shares issued	Value	capital	deficit	repurchased	equity
Balance at
December 31, 2016	13,423,492	$134,235	$35,452,685	$(24,318,562)	$(517,053)	$10,751,305

Share-based
compensation expense	—	—	287,231	—	—	287,231

Net (loss)	—	—	—	(1,717,702)	—	(1,717,702)
Balance at
December 30, 2017	13,423,492	$134,235	$35,739,916	$(26,036,264)	$(517,053)	$9,320,834

Share-based
compensation expense	—	—	217,430	—	—	217,430
Issuance of common
stock	2,500	25	3,200	—	—	3,224

Net (loss)	—	—	—	(3,705,967)	—	(3,705,967)
Balance at
December 29, 2018	13,425,992	$134,260	35,960,546	$(29,742,231)	$(517,053)	$5,835,521

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 29, 2018 AND DECEMBER 30, 2017

	2018	2017

Cash flows from operating activities:
Net income (loss)	$(3,705,967)	$(1,717,702)
Adjustments to reconcile net income (loss)
to cash provided (used) by operating
activities:
Share-based compensation	220,654	287,231
Depreciation and amortization	568,164	566,787
Deferred taxes	2,851,919	(211,317)
Gain on sale of property and equipment	(13,645)	—
Changes in operating assets and liabilities:
Accounts receivable – trade, net	(109,718)	(983,767)
Inventories	(1,083,420)	(138,552)
Prepaid expenses and other current assets	(55,252)	(12,643)
Accounts payable	733,878	283,903
Accrued expenses	319,826	31,530
Deferred revenue	(100,000)	100,000

Net cash provided (used) by operating activities	(373,561)	(1,794,530)

Cash flows from investing activities:
Purchases of property and equipment	(350,852)	(273,658)
Proceeds from sale of property and equipment	13,645	—

Net cash used by
investing activities	(337,207)	(273,658)

Cash flows from financing activities:
Borrowings on line of credit	900,000	—
Repayment of borrowings on line of credit	(900,000)	—

Net cash provided by financing activities	—	—

Net increase (decrease) in cash and cash equivalents	(710,768)	(2,068,188)
Cash and cash equivalents at beginning of year	1,339,572	3,407,760

Cash and cash equivalents at end of year	$628,804	$1,339,572

Supplemental cash flow information:
Income taxes paid, net of refund	$436	$436
Interest paid	$34,791	$--

See accompanying notes to financial statements.

CPS Technologies Corporation
Years Ended December 29, 2018 and December 30, 2017
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

(2)(d) Property and Equipment

Property and equipment are stated at cost. Depreciation of equipment is calculated on a straight-line basis over the estimated useful life, generally five years for production equipment and three to five years for furniture and office equipment. Leasehold improvements are depreciated over the shorter of the lease term or their useful life. Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost and related accumulated depreciation or amortization are removed from their respective accounts. Any gains or losses on the disposition of property and equipment are included in the results of operations in the period in which they occur.

(2)(e) Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. Recoverability is assessed based on estimated undiscounted future cash flows. As of December 29, 2018 and December 30, 2017, the Company believes that there has been no impairment of its long-lived assets.

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

The adoption of FASB ASC Topic 606 did not have a material impact on the Company’s financial statements and no cumulative adjustment was required.

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

If a contract includes a variable amount, such as a rebate, then the Company estimates the transaction price using either the expected value or the most likely amount of consideration to be received, depending upon the specific facts and circumstances. The Company includes estimated variable consideration in the transaction price only to the extent it is probable that a significant reversal of revenue will not occur when the uncertainty is resolved. The Company updates its estimate of variable consideration at the end of each reporting period to reflect changes in facts and circumstances. As of December 29, 2018 there are no contracts with variable consideration.

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

(2)(g) Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in affect when the differences reverse. A valuation allowance is established to reduce net deferred tax assets to the amount expected to be realized.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 29, 2018 and December 30, 2017, the Company has no accruals for interest or penalties related to income tax matters. The Company does not have any uncertain tax positions at December 29, 2018 or December 30, 2017 which required accrual or disclosure.

(2)(h) Net Income (Loss) Per Common Share

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

(2)(i) Reclassification

Certain amounts in prior year’s financial statements have been reclassified to conform to the current year’s presentation.

(2)(j) Recent Accounting Pronouncements

In the normal course of business, management evaluates all the new accounting pronouncements issued by the Financial Accounting Standard Board (“FASB”). Based upon this review, except as noted below, management does not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company’s consolidated financial statements.

In February 2016 the FASB issued ASU No. 2016-02, Leases, which requires a lessee to recognize lease liabilities for the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and right-of-use assets, representing the lessee’s right to use, or control the use of, specified assets for the lease term. The ASU became effective on December 30, 2018 (Q1 of 2019). It is expected that assets and liabilities will increase by approximately $350 thousand based upon the present value of remaining lease payments for leases in place at the adoption date.

(2)(k) Use of Estimates in the Preparation of Financial Statements

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

(2)(l) Fiscal Year-End

The Company’s fiscal year end is the last Saturday in December which could result in a 52 or 53 week year. Fiscal years 2018 and 2017 each consisted of 52 weeks.

(2)(m) Share-Based Payments

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

(2)(n) Segment Reporting

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

(3) Inventories

As of December 29, 2018 and December 30, 2017 inventories consisted of the following:

	2018	2017
Raw materials	$706,982	$478,567
Work in process	2,248,370	1,003,285
Finished goods	693,943	1,014,023
Gross Inventory	3,649,295	2,495,875
Reserve for obsolescence	(456,362)	(386,362)
Total	$3,192,933	$2,109,513

(4) Commitments & Contingencies

Operating Lease Obligations

In February 2018, the Company signed a lease for the Norton facilities through February 2021. The leased facilities comprise approximately 38 thousand square feet. The lease is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities. The Company also has an option to buy the property and a first right of refusal during the term of the lease. Annual rental payments are $152 thousand through maturity.

In February 2011, the Company entered into a lease for an additional 13.8 thousand square feet in Attleboro, MA. The lease terms have been for one year and have been renewed annually. The current lease expires in February 2020 and the Company has two, one-year options at the current annual rental payments of $83 thousand, with minor escalation for real estate tax increases.

Future minimum rental payments over the terms of the lease agreements, excluding any renewals, are approximately as follows:

Fiscal year:
2019	$235,200
2020	166,200
2021	25,400
$426,800

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

Under the 2009 Plan a total of 2,849,600 shares of common stock are available for issuance, of which 1,095,995 shares remain available for grant as of December 29, 2018.

A summary of stock option activity as of December 29, 2018 and changes during the year then ended is presented below:

		Weighted	Weighted
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at
beginning of year	1,666,905	$1.77
Granted	163,000	$1.54
Exercised	—	—
Forfeited	(68,300)	$1.74
Expired	(8,000)	$1.70
Outstanding at
end of year	1,753,605	$1.75	4.8	$10,550

Options exercisable
at year-end	1,356,505	$1.74	3.9	$10,550

No options were exercised during fiscal 2018 or 2017.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents the annualized weighted average values of the significant assumptions used to estimate the fair values of the options granted during 2018 and 2017:

	2018	2017
Risk-free interest rate	2.73-2.89%	2.08-2.23%
Expected life in years	6.1	6.1
Expected volatility	54%	54%
Expected dividend yield	0	0
Weighted average fair value of grants	$.84	$.84

All options are granted with an exercise price equal to the fair market value of the underlying common stock on the date of grant.

The Company recognized $220,654 and $287,231 as stock based compensation expense in 2018 and 2017, respectively including $217,430 related to stock options outstanding and $3,224 related to the issue of common stock in 2018. As of December 29, 2018, there was $235,679 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan; that cost is expected to be recognized over a weighted average period of 2.2 years.

(6) Accrued Expenses

Accrued expenses at December 29, 2018 and December 30, 2017 consist of the following:

	2018	2017

Accrued legal and accounting	$67,000	$78,925
Accrued payroll and related	594,641	455,518
Accrued other	313,674	121,046
	$975,315	$655,489

(7) Revolving Line of Credit

In early November 2018, the Company renewed its $1.5 million revolving line of credit line with Santander Bank. The agreement will mature on June 30, 2019. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of prime plus 100 basis points. Under the terms of the agreement, the Company is required to maintain its operating accounts with Santander Bank. The Company is also subject to certain financial covenants. As of December 29, 2018 the Company had no borrowings under this LOC and its borrowing base at the time would have permitted an additional $1.5 million to have been borrowed.

(8) Income Taxes

Components of income tax expense (benefit) for each year are as follows:

	2018	2017
Current
Federal	$(67,956)	$(6,529)
State	456	(4,186)
Current income tax provision (benefit):	(67,500)	(10,715)
Deferred:
United States:
Federal	2,285,758	(246,458)
State	566,161	35,141
Deferred income tax provision (benefit), net	2,851,919	(211,317)
Total	$2,784,419	$(222,032)

Deferred tax assets as of December 29, 2018 and December 30, 2017 are as follows:

	December 39, 2018	December 30, 2017
Deferred Tax Assets:
Net operating loss
carryforwards	$738,213	$634,000
Stock compensation	524,893	478,000
Credit carryforwards	1,365,068	1,494,000
Inventory	281,192	235,000
Accrued liabilities	21,615	20,000
Depreciation	215,936	175,000
Other	3,238	3,000

Gross deferred tax assets	3,150,155	3,039,000
Valuation allowance	2,963,155	—
Net deferred tax assets	$187,000	$3,039,000

At December 29, 2018 and December 30, 2017 the Company had net operating loss carryforwards of approximately $2,742,700 and $2,367,000, respectively, available to offset future income for U.S. Federal income tax purposes.

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

Due to the Act, U.S. deferred tax assets and liabilities were re-measured from 35% to 21% resulting in an expense of $680,000 in the fourth quarter of 2017.

Despite the Company’s strong performance in the fourth quarter and favorable outlook for the future, the Company established a valuation reserve as it is judged more likely than not that all or a portion of the tax credits will not be used before they expire. This decision was reached after giving greater weight to its losses over the last three years compared with its forecast of the future.

A summary of the change in the deferred tax asset is as follows:

	2018	2017

Balance at beginning of year	$3,038,666	$2,827,349

Deferred tax benefit (provision)	111,236	211,317
Valuation allowance	(2,963,155)	—
Balance at end of year	$186,747	$3,038,666

Income tax expense is different from the amounts computed by applying the U.S. federal statutory income tax rate of 21 percent to pretax income as a result of the following:

	2018	2017

Tax at statutory rate	$(193,000)	$(660,000)
State tax, net
of federal benefit	450	450

Net operating loss and
credit carryforwards	(68,857)	(282,450)

Valuation allowance	2,962,902	—

Effect of tax cuts and jobs act	—	628,000

Other	82,924	92,000

Total	$2,784,419	$(222,000)

The Company’s income tax filings are subject to review and examination by federal and state taxing authorities. The

Company is currently open to audit under the applicable statutes of limitations for the years 2015 through 2018.

(9) Retirement Savings Plan

The Company sponsors a Retirement Savings Plan (the ‘Plan’) under the provisions of Section 401 of the Internal Revenue Code. Employees, as defined in the Plan, are eligible to participate in the Plan after 30 days of employment. Under the terms of the Plan, the Company may match employee contributions under such method as described in the Plan and as determined each year by the Board of Directors. During 2018 and 2017 the Company did not offer a 401k match.

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

Revenues from significant customers as a percentage of total revenues in 2018 and 2017 were as follows:

	Percent of Total Revenues
Significant Customer	2018	2017
A	36%	28%
B	17%	14%
C	12%	9%
D	<10%	<10%

As of December 29, 2018, the Company had trade accounts receivable due from these four customers that accounted for 61% of total trade accounts receivable as of that date. No other customer balances constitute 10% or more of accounts receivable at December 29, 2018. Management believes that any credit risks have been properly provided for in the accompanying financial statements.

The Company’s revenue was derived from the following countries in 2018 and 2017:

	Percent of Total Revenues
Country	2018	2017
United States of America	33%	30%
Germany	53%	42%
Other	14%	28%

Many of the Company’s customers based in the United States conduct design, purchasing and payable functions in the United States, but manufacture overseas. Revenue generated from shipments made to customers’ locations outside the United States accounted for 67% and 70% of total revenue in 2018 and 2017, respectively.

All of the Company’s long-lived assets and operations are located in the United States.