Form 10-Q
period 2019-03-30
CPS TECHNOLOGIES CORP/DE/
filed 2019-05-14
CIK 814676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company”” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company [X]

Emerging growth company[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

[ ] Yes [X] No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                             Trading Symbol(s)                   Name of each exchange on which registered

Common Stock, $0.01 par value                CPSH                                       NASDAQ Capital Markets

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of May 10, 2019: 13,207,436.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORP.

Balance Sheets (Unaudited)

	March 30,	December 29,
	2019	2018
ASSETS

Current assets:
Cash and cash equivalents	$231,069	$628,804
Accounts receivable-trade, net	3,191,758	3,053,091
Inventories, net	3,077,591	3,192,933
Prepaid expenses and other current assets	203,547	156,338
Total current assets	6,703,965	7,031,166
Property and equipment:
Production equipment	9,571,484	9,550,043
Furniture and office equipment	525,055	519,779
Leasehold improvements	891,817	891,817
Total cost	10,988,356	10,961,639

Accumulated depreciation and amortization	(9,862,234)	(9,722,767)
Construction in progress	123,926	34,314
Net property and equipment	1,250,048	1,273,186
Right-of-use lease asset (note 4, leases)	276,000	—
Deferred taxes, net	186,747	186,747
Total Assets	$8,416,760	$8,491,099

See accompanying notes to financial statements.

(continued)

CPS TECHNOLOGIES CORP.

Balance Sheets (Unaudited)

(concluded)

	March 30,	December 29,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2019	2018

Current liabilities:
Line of credit	200,000	—
Accounts payable	2,068,882	1,680,263
Accrued expenses	719,335	975,315
Current portion lease liability	148,000	—

Total current liabilities	3,136,217	2,655,578

Long term lease liability	128,000	—

Total liabilities	3,264,217	2,655,578
Commitments (note 4)
Stockholders’ equity:
Common stock, $0.01 par value,
authorized 20,000,000 shares;
issued 13,427,492 and 13,425,992 shares;
outstanding 13,207,436 and 13,205,936 shares;
at March 30, 2019 and December 29, 2018,	134,275	134,260
Additional paid-in capital	36,021,766	35,960,545
Accumulated deficit	(30,486,445)	(29,742,231)
Less cost of 220,056 common shares repurchased
at March 30, 2019 and December 29, 2018	(517,053)	(517,053)

Total stockholders’ equity	5,152,543	5,835,521

Total liabilities and stockholders’
equity	$8,416,760	$8,491,099

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.

Statements of Operations (Unaudited)

	Fiscal Quarters Ended
	March 30,	March 31,
	2019	2018

Revenues:
Product sales	$5,269,538	$4,155,004

Total revenues	5,269,538	4,155,004
Cost of product sales	5,110,114	4,011,131

Gross Margin	159,424	143,873
Selling, general, and
administrative expense	903,686	908,117

Income (loss) from operations	(744,262)	(764,244)
Other income, net	48	58

Income (loss) before taxes	(744,214)	(764,186)
Income tax provision (benefit)	—	(190,000)

Net income (loss)	$(744,214)	$(574,186)

Net income (loss) per
basic common share	$(0.06)	$(0.04)

Weighted average number of
basic common shares
outstanding	13,206,069	13,203,436

Net income (loss) per
diluted common share	$(0.06)	$(0.04)

Weighted average number of
diluted common shares
outstanding	13,206,069	13,203,436

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 30, 2019 AND MARCH 31, 2018

	Common Stock
	Number of		Additional			Total
	shares	Par	paid-in	Accumulated	Stock	stockholders'
	issued	Value	capital	deficit	repurchased	equity
Balance at December 29, 2018	13,425,992	$134,260	$35,960,545	(29,742,231)	(517,053)	5,835,521
Share-based compensation expense	—	—	58,986	—	—	58,986
Issuance of common stock	1,500	15	2,235	—	—	2,250
Net (loss)				(744,214)	—	(744,214)
Balance at March 30, 2019	13,427,492	134,275	36,021,766	(30,486,445)	(517,053)	5,152,543

Balance at December 30, 2017	13,423,492	$134,235	$35,739,916	(26,036,264)	(517,053)	9,320,834
Share-based compensation expense	—	—	72,027	—	—	72,027
Issuance of common stock	—	—	—	—	—
Net (loss)				(574,186)	—	(574,186)
Balance at March 31, 2018	13,423,492	134,235	35,811,943	(26,610,450)	(517,053)	8,818,675

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.

Statements of Cash Flows (Unaudited)

	Fiscal Quarters Ended
	March 30,	March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(744,214)	$(574,186)
Adjustments to reconcile net loss
to cash provided by (used in) operating activities:
Depreciation and amortization	139,465	142,104
Share-based compensation	61,236	72,028
Deferred taxes	—	(190,000)
Changes in:
Accounts receivable-trade	(138,667)	(638,432)
Inventories	115,342	(902,519)
Prepaid expenses and other current assets	(47,209)	344
Accounts payable	388,619	942,191
Accrued expenses	(255,980)	82,228

Net cash used in operating activities	(481,408)	(1,066,242)

Cash flows from investing activities:
Purchases of property and equipment	(116,327)	(142,750)

Net cash used in investing
activities	(116,327)	(142,750)

Cash flows from financing activities:
Net borrowings on line of credit	200,000	—

Net cash provided by (used in)
Financing activities	200,000	—

Net decrease in cash and cash equivalents	(397,735)	(1,208,992)
Cash and cash equivalents at beginning of period	628,804	1,339,572

Cash and cash equivalents at end of period	$231,069	$130,580

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

The Company’s balance sheet at December 29, 2018 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2018 and in CPS’s other SEC reports, which are accessible on the SEC’s website at www.sec.gov and the Company’s website at www.alsic.com.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

New Accounting Pronouncements

Pronouncements adopted in 2019

The Company adopted Accounting Standards Codification (ASC) 842 for leases effective at the beginning of the fiscal year, December 30, 2018, using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The Company elected an accounting policy for short-term leases, which allows lessees to avoid recognizing right-of-use assets and liabilities for leases with terms of 12 months or fewer.

We have lease agreements with lease and non-lease components, which are generally accounted for separately. We have not elected the practical expedient to account for lease and non-lease components as one lease component. The Company has elected certain practical expedients upon adoption and therefore has not reassessed whether any expired or existing contracts contain leases, has not reassessed the lease classification for any expired or existing leases and has not reassessed initial direct costs for any existing leases.

Adoption of the standard resulted in the recognition of operating lease right-of-use assets and corresponding lease liabilities of $310 thousand on the consolidated balance sheet as of December 30, 2018. The standard did not materially impact operating results or liquidity. Disclosures related to the amount, timing and uncertainty of cash flows arising from leases are included in Note 4, Leases.

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

(4)        Commitments & Contingencies

Commitments

Leases

The Company has two real estate leases—one expiring in February 2021 and one with a 12 month duration with options to extend additional years. Since the latter is not reasonably certain that any options will be exercised, it has not been recorded on the balance sheet in accordance with the accounting policy elected in Note 2. CPS also has a few other leases for equipment which are minor in nature and are generally short-term in duration. None of these have been capitalized.

 The lease expiring in 2021 (the “Norton facility lease’) is included as a right-of-use lease asset and corresponding lease liability on the balance sheet. This asset and liability was recognized on December 30, 2018 based on the present value of remaining lease payments over the remaining lease term using the Company’s incremental borrowing rate at commencement dates. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

 Operating Leases

Lease expense for operating leases is recognized on a straight-line basis over the lease term. Lease expense is included in rents on the income statements and is reported net of lease income. Lease income is not material to the results of operations for the quarter ended March 30, 2019.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s capitalized operating leases as of March 30, 2019

(Dollars in Thousands)	March 30, 2019
Maturity of capitalized lease liabilities	Lease payments
2019 (remaining)	$114
2020	152
2021	26
Total undiscounted operating lease payments	$292
Less: Imputed interest	(16)
Present value of operating lease liability	$276

Additionally, the Company has no short-term lease commitments not reflected in the schedule above and not recorded as a right-of-use asset in accordance with the Company’s accounting policy.

Balance Sheet Classification
Current lease liability (recorded in other current liabilities)	$148
Long-term lease liability	128
Total operating lease liability	$276
Other Information
Weighted-average remaining lease term for capitalized operating leases	13 months
Weighted-average discount rate for capitalized operating leases	6.5%

Cash Flows

An initial right-of-use asset of $310 thousand was recognized as a non-cash asset addition with the adoption of the new lease accounting standard. Cash paid for the amounts included in the present value of operating lease liabilities was $38 thousand during the first quarter 2019 and is included in operating cash flows.

Operating Lease Costs

Operating lease cost was $38 thousand during the first quarter of 2019. This cost is related to its long-term operating lease. All other short-term leases were immaterial.

Finance Leases

The company does not have any finance leases.

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

During the quarters ended March 30, 2019 and March 31, 2018 a total of 79,000 and 113,000 stock options, respectively, were granted to employees under the Company’s 2009 Stock Incentive Plan (the “Plan) and a total of 45,000 stock options were granted to outside directors during each of the quarters ended.

During the quarter ended March 30, 2019 there were 1,500 shares issued and during the quarter ended March 31, 2018 there were no shares issued.

As of March 30, 2019, there was $270 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan; that cost is expected to be recognized over a weighted average period of 1.92 years.

During the quarters ended March 30, 2019 and March 31, 2018, the Company recognized approximately $59 thousand and $72 thousand, respectively, as shared-based compensation expense related to previously granted shares under the Plan.

(6)       Inventories

Inventories consist of the following:

	March 30,	December 29,
	2019	2018
Raw materials	$707,288	$706,982
Work in process	2,233,664	2,248,370
Finished goods	633,001	693,943
Gross inventory	3,573,953	3,649,295

Reserve for obsolescence	(496,362)	(456,362)
Inventories, net	$3,077,591	$3,1921,933

(7)       Accrued Expenses

Accrued expenses consist of the following:

	March 30,	December 29,
	2019	2018

Accrued legal and accounting	$33,000	$67,000
Accrued payroll and related expenses	521,706	594,641
Accrued other	164,629	313,674

Total Accrued Expenses	$719,335	$975,315

(8)       Line of Credit

In early November 2018, the Company renewed its $1.5 million revolving line of credit line with Santander Bank. The agreement will mature on June 30, 2019. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of prime plus 100 basis points. Under the terms of the agreement, the Company is required to maintain its operating accounts with Santander Bank. The Company is also subject to certain financial covenants. These include specific earnings levels, targeted current ratios and targeted debt to tangible net worth ratios at the end of subsequent quarters. At March 30, 2019, the net loss for the quarter exceeded the earnings covenant. A waiver to maintain compliance with the loan agreement was obtained on May 13, 2019. Also, at March 30, 2019 the Company had $200 thousand borrowings under this LOC and its borrowing base at the time would have permitted an additional $1.3 million to have been borrowed.

(9)       Income Taxes

A valuation allowance against deferred tax assets is required to be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. In December the Company established a valuation reserve as it is judged more likely than not that all or a portion of the tax credits will not be used before they expire. This decision was reached after giving greater weight to its losses over the previous three years compared with its forecast of the future.

The Company recorded a deferred tax benefit of $156 thousand for federal income taxes and a deferred tax benefit of $64 thousand for state income taxes towards the valuation reserve during the quarter ended March 30, 2019. The Company has determined that it is more likely than not that all or a portion of this deferred tax benefit will not be realized. As a result, the Company has recorded an increase to the valuation allowance of $220 thousand to fully-offset the deferred tax benefit.

The Company recorded a tax benefit of $160 thousand for federal taxes and a tax benefit of $30 thousand for state income taxes during the quarter ended March 31, 2018.

(10) Subsequent Events

In April 2019 the Company hired a Chief Financial Officer who assumed the position effective May 6, 2019. Mr. Griffith replaces Ralph Norwood as CFO, who retired from the Company effective May 6, 2019. The terms of the offer letter include a base salary as well as a performance based compensation. In addition, the Chief Financial Officer was granted stock options to purchase 75,000 shares of the Company`s common stock

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the financial statements of the Company and notes thereto included in this report and the Company’s Annual Report on Form 10-K for the year ended December 29, 2018 and in CPS’s other SEC reports, which are accessible on the SEC’s website at www.sec.gov and the Company’s website at www.alsic.com.

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

Critical Accounting Policies

The critical accounting policies utilized by the Company in preparation of the accompanying financial statements are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2018, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There have been no material changes to these policies since December 29, 2018, other than the adoption of ASU No. 2016-02, Leases.

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

Results of Operations for the First Fiscal Quarter of 2019 (Q1 2019) Compared to the First Fiscal Quarter of 2018 (Q1 2018); (all $ in 000’s)

Revenues totaled $5,270 in Q1 2019 compared with $4,155 generated in Q1 2018, an increase of 27%. The increase was due to almost equal increases in hermetic packages and baseplates. Price changes were insignificant in Q1 2019 compared with Q1 2018.

Gross margin in Q1 2019 totaled $159 or 3% of sales. This compares with gross margin in Q1 2018 of $144 or 3% of sales. Gross margin in Q1 2019 was essentially flat with Q1 2018 despite the revenue increase. The largest factor affecting margin, other than sales volume, was an unfavorable mix in customers and products. The Company sold less to customers where the margins are on the high side and also sold a higher percentage of hermetic packages where the margins are less than those earned on the sale of baseplates. To a lesser extent, gross margin was also adversely affected by unfavorable variances in its manufacturing operations.

Selling, general and administrative (SG&A) expenses totaled $904 in Q1 2019 compared with SG&A expenses of $908 in Q1 2018. While essentially flat in total, the Company’s incurred higher spending for marketing activities in Q1 2019 which was offset by lower sales commissions.

The Company experienced an operating loss of $744 in Q1 2019 compared with an operating loss of $764 in Q1 2018. The company did not report a tax credit on this loss due to the fact that the credits associated with the operating loss was offset by a valuation reserve. In Q1 2018 the net loss for the quarter totaled $574 as it applied a 25% effective tax rate during that period.

Liquidity and Capital Resources (all $ in 000’s unless noted)

The Company’s net cash and cash equivalents at March 30, 2019 totaled $31. (Net cash is defined as cash + cash equivalents less bank borrowings.) This compares to cash and cash equivalents at December 29, 2018 of $629. The decrease in net cash was due primarily to the loss from operations, offset in part by a decrease in working capital (i.e. receivables and inventory less payables and accruals).

Accounts receivable at March 30, 2019 totaled $3,192 compared with $3,053 at December 29, 2018. Days Sales Outstanding (DSO) increased from 45 days at the end of 2018 to 54 days at the end of Q1 2019. DSO’s at the end of 2018 were unusually low due to the fact that sales during Q4 2018 were more heavily loaded toward the front end of the quarter. The DSOs at the end of Q1 2019 represent a more normal level of receivables. The accounts receivable balances at December 29, 2018, and March 30, 2019 were both net of an allowance for doubtful accounts of $10.

Inventories totaled $3,078 at March 30, 2019 compared with inventory totaling $3,193 at December 29, 2018. The inventory turnover in the most recent four quarters ending Q1 2019 was 5.9 times (based on a 5 point average) compared with 6.0 times averaged during the four quarters of 2018.

All consigned inventory is shipped under existing purchase orders and per customers’ requests. At March 30, 2019 and December 29, 2018, $1,297 and $1,556, respectively, was located at customer locations pursuant to consigned inventory agreements.

The Company financed its loss from operations in Q1 2019 from its cash balance and borrowing $200 from its line of credit with Santander Bank. The Company expects it will continue to be able to fund its operations for the remainder of 2019 from existing cash balances and bank borrowings.

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

At March 30, 2019 the Company had $200 of borrowings under this LOC and its borrowing base at the time would have permitted an additional $1.3 million to have been borrowed. The Company is also subject to certain financial covenants.

The financial covenant requirements at the end of the first quarter 2019 are shown below, together with the actual ratios achieved:

Covenant	Requirement	Actual
Current Ratio	Minimum of 2.0X	2.1X
Liabilities to Tangible Net Worth	Maximum of 0.7X	0.6X
Debt Service Coverage Ratio	Minimum of 1.25	waived by Santander May 13, 2019
Borrowings under the line of credit	Maximum of $1.5 million	$200

As of March, 2019 the Company had $124 of construction in progress and no outstanding commitments to purchase production equipment.

Our leasing arrangements consist of the Norton, MA and Attleboro, MA facility leases. The Norton facility lease expires in February 2021 and is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities. The Company also has an option to buy the property and a first right of refusal during the term of the lease. Annual rental payments continue at $152. The Attleboro facility lease has the option to renew annually in February of each year. The current Attleboro facility lease expires in February 2020 and the Company has two, one-year options at the current annual rental payments of $83, with minor escalation for real estate tax increases. (Note 4, Leases)

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

There have been no material changes to the risk factors as discussed in our 2018 Form 10-K.

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

On March 6, 2019 the Company filed a report on Form 8-K relating to the announcement of its financial results for the year ended December 29, 2018 as presented in a press release dated March 5, 2019.

On April 8, the Company filed a Form 8-K incorporating the press release announcing the selection of Charles K. Griffith Jr.as Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPS TECHNOLOGIES CORPORATION

(Registrant)

Date: May 13, 2019

/s/ Grant C. Bennett

Grant C. Bennett

Chief Executive Officer

Date: May 13, 2019

/s/ Charles K. Griffith Jr.

Charles K. Griffith Jr.

Chief Financial Officer