Form 10-Q
period 2019-06-29
CPS TECHNOLOGIES CORP/DE/
filed 2019-08-08
CIK 814676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 29, 2019

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

CPS Technologies Corporation

111 South Worcester Street

Norton, MA 02766-2102

None

(Former Name, Former Address and Former Fiscal Year if Changed since Last Report)

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

[ ] Yes       [X] No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                         Trading Symbol(s)       Name of each exchange on which registered

Common Stock, $0.01 par value               CPSH                           NASDAQ Capital Markets

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Number of shares of common stock outstanding as of August 2, 2019: 13,207,436.

PART I  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORPORATION

Balance Sheets (Unaudited)

	June 29,	December 29,
	2019	2018
ASSETS

Current assets:
Cash and cash equivalents	$161,601	$628,804
Accounts receivable-trade, net	4,110,388	3,053,091
Inventories, net	2,900,900	3,192,933
Prepaid expenses and other current assets	220,642	156,338
Total current assets	7,393,531	7,031,166
Property and equipment:
Production equipment	9,587,309	9,550,043
Furniture and office equipment	525,054	519,779
Leasehold improvements	891,813	891,817
Total cost	11,004,176	10,961,639

Accumulated depreciation and amortization	(10,001,133)	(9,722,767)
Construction in progress	157,785	34,314
Net property and equipment	1,160,828	1,273,186
Right-of-use lease asset (note 4, leases)	241,000	—
Deferred taxes, net	186,747	186,747
Total assets	$8,982,106	$8,491,099

See accompanying notes to financial statements.

(continued)

CPS TECHNOLOGIES CORPORATION

Balance Sheets (Unaudited)

(concluded)

	June 29,	December 29,
	2019	2018
LIABILITIES AND STOCKHOLDERS` EQUITY

Current liabilities:
Line of credit	800,000	—
Accounts payable	1,685,082	1,680,263
Accrued expenses	826,471	975,315
Current portion lease liability	148,000	—

Total current liabilities	3,459,553	2,655,578

Long term lease liability	93,000	—

Total liabilities	3,552,553	2,655,578
Commitments (note 4)
Stockholders` equity:
Common stock, $0.01 par value,
authorized 20,000,000 shares;
issued 13,427,492 and 13,425,992;
outstanding 13,207,436 and 13,205,936;
at June 29, 2019 and December 29, 2018;	134,275	134,260
Additional paid-in capital	36,048,177	35,960,545
Accumulated deficit	(30,235,846)	(29,742,231)
Less cost of 220,056 common shares repurchased
at June 29, 2019 and December 29, 2018	(517,053)	(517,053)

Total stockholders` equity	5,429,553	5,835,521

Total liabilities and stockholders`
equity	$8,982,106	$8,491,099

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION

Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018

Revenues:
Product sales	$6,366,951	$5,228,721	$11,636,489	$9,383,725

Total revenues	6,366,951	5,228,721	11,636,489	9,383,725
Cost of product sales	5,191,964	4,623,033	10,302,078	8,634,164

Gross Margin	1,174,987	605,688	1,334,411	749,561
Selling, general, and
administrative expense	917,079	931,358	1,820,765	1,839,474

Income (loss) from operations	257,908	(325,669)	(486,353)	(1,089,913)
Interest income (expense), net	(7,310)	(11,692)	(7,262)	(11,634)

Net income (loss) before
income tax	250,598	(337,361)	(493,615)	(1,101,547)
Income tax provision (benefit)	—	(80,000)	—	(270,000)

Net income (loss)	$250,598	$(257,361)	$(493,615)	$(831,547)

Net income (loss) per
basic common share	$0.02	$(0.02)	$(0.04)	$(0.06)

Weighted average number of
basic common shares
outstanding	13,206,069	13,203,436	13,206,756	13,203,436

Net income (loss) per
diluted common share	$0.02	$(0.02)	$(0.04)	$(0.06)

Weighted average number of
diluted common shares
outstanding	13,260,261	13,203,436	13,206,756	13,203,436

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 29, 2019 AND JUNE 30, 2018

	Common Stock
	Number of		Additional			Total
	shares	Par	paid-in	Accumulated	Stock	stockholders'
	issued	Value	capital	deficit	repurchased	equity
Balance at March 30, 2019	13,427,492	$134,275	$36,021,766	(30,486,445)	(517,053)	5,152,543
Share-based compensation expense	—	—	26,411	—	—	26,411
Issuance of common stock	—	—	—	—	—	—
Net income				250,599	—	250,599
Balance at June 29, 2019	13,427,492	134,275	36,048,177	(30,235,846)	(517,053)	5,429,553

	Common Stock
	Number of		Additional			Total
	shares	Par	paid-in	Accumulated	Stock	stockholders'
	issued	Value	capital	deficit	repurchased	equity
Balance at December 29, 2018	13,425,992	$134,260	$35,960,545	(29,742,231)	(517,053)	5,835,521
Share-based compensation expense	—	—	85,397	—	—	85,397
Issuance of common stock	1,500	15	2,235	—	—	2,250
Net (loss)				(493,615)	—	(493,615)
Balance at June 29, 2019	13,427,492	134,275	36,048,177	(30,235,846)	(517,053)	5,429,553

	Common Stock
	Number of		Additional			Total
	shares	Par	paid-in	Accumulated	Stock	stockholders'
	issued	Value	capital	deficit	repurchased	equity
Balance at March 31, 2018	13,423,492	$134,235	$35,811,943	(26,610,450)	(517,053)	8,818,675
Share-based compensation expense	—	—	31,002	—	—	31,002
Issuance of common stock	—	—	—	—	—	—
Net (loss)				(257,361)	—	(257,361)
Balance at June 30, 2018	13,423,492	134,235	35,842,945	(26,867,811)	(517,053)	8,592,316

	Common Stock
	Number of		Additional			Total
	shares	Par	paid-in	Accumulated	Stock	stockholders’
	issued	Value	capital	deficit	repurchased	equity
Balance at December 30, 2017	13,423,492	$134,235	$35,739,916	(26,036,264)	(517,053)	9,320,834
Share-based compensation expense	—	—	103,029	—	—	103,029
Issuance of common stock	—	—	—	—	—
Net (loss)				(831,547)	—	(831,547)
Balance at June 30, 2018	13,423,492	134,235	35,842,945	(26,867,811)	(517,053)	8,592,316

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION

Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 29,	June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(493,615)	$(831,547)
Adjustments to reconcile net loss
to cash provided by (used in) operating activities:
Depreciation and amortization	278,369	284,209
Share-based compensation	87,647	103,029
Deferred taxes	—	(270,000)
Changes in:
Accounts receivable-trade	(1,057,298)	(497,231)
Inventories	292,034	(1,652,830)
Prepaid expenses and other current assets	(64,304)	(1,338)
Accounts payable	4,819	1,064,654
Deferred revenue	—	(100,000)
Accrued expenses	(148,844)	331,799

Net cash provided by (used in) operating
activities	(1,101,192)	(1,569,255)

Cash flows from investing activities:
Purchases of property and equipment	(166,011)	(252,250)

Net cash provided by (used in) investing
activities	(166,011)	(252,250)

Cash flows from financing activities:
Net borrowings on line of credit	800,000	900,000

Net cash provided by (used in)
financing activities	800,000	900,000

Net increase (decrease) in cash and cash equivalents	(467,203)	(921,505)
Cash and cash equivalents at beginning of period	628,804	1,339,572

Cash and cash equivalents at end of period	$161,601	$418,067

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

The lease expiring in 2021 (the “Norton facility lease’) is included as a right-of-use lease asset and corresponding lease liability on the balance sheet. This asset and liability was recognized on December 30, 2018 based on the present value of remaining lease payments over the remaining lease term using the Company’s incremental borrowing rate at date of adoption. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Operating Leases

Lease expense for operating leases is recognized on a straight-line basis over the lease term. Lease expense is allocated between Cost of Product Sales and Selling, General and Administrative Expense in the income statement

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s capitalized operating leases as of June 29, 2019

(Dollars in Thousands)	June 29, 2019
Maturity of capitalized lease liabilities	Lease payments
2019 (remaining)	$76
2020	152
2021	26
Total undiscounted operating lease payments	$254
Less: Imputed interest	(13)
Present value of operating lease liability	$241

Additionally, the Company has short-term lease commitments not reflected in the schedule above and not recorded as a right-of-use asset in accordance with the Company’s accounting policy.

Balance Sheet Classification
Current lease liability (recorded in other current liabilities)	$148
Long-term lease liability	93
Total operating lease liability	$241
Other Information
Weighted-average remaining lease term for capitalized operating leases	11.5 months
Weighted-average discount rate for capitalized operating leases	6.5%

Cash Flows

An initial right-of-use asset of $310 thousand was recognized as a non-cash asset addition with the adoption of the new lease accounting standard. Cash paid for the amounts included in the present value of operating lease liabilities was $76 thousand during the first half year of 2019 and is included in operating cash flows.

Operating Lease Costs

Operating lease cost was $76 thousand during the first half year of 2019. This cost is related to its long-term operating lease. All other short-term leases were immaterial.

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

The Company informed its insurer of this claim and the Ni plating vendor did the same with its insurer. No amounts for damages had been recorded in the financial statements as management believed that it was not possible at the time to quantify the potential impact, if any, to the Company.

On July 9, 2019, the Company received confirmation from its customer accepting the settlement offer of the Company’s insurer.  The settlement is covered by the Company’s insurance policy and the Company does not expect to incur any losses as part of the settlement.

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

There were 75,000 stock options granted during the quarter ended June 29, 2019 and 5,000 stock options granted during the quarter ended June 30, 2018

There were no options exercised during the quarters ended June 29, 2019 or June 30, 2018.

During the three and six months ended June 29, 2019, the Company recognized $26,412 and $85,397, respectively, as shared-based compensation expense related to previously granted shares under the Plan.

During the three and six months ended June 30, 2018, the Company recognized $31,000 and $103,029, respectively, as shared-based compensation expense related to previously granted shares under the Plan.

(6)  Inventories

Inventories consist of the following:

	June 29,	December 29,
	2019	2018

Raw materials	$687,105	$706,982
Work in process	1,838,555	2,248,370
Finished goods	887,912	693,943

Total inventory	3,413,572	3,649,295
Reserve for obsolescence	(512,672)	(456,362)

Inventories, net	$2,900,900	$3,192,933

(7)  Accrued Expenses

Accrued expenses consist of the following:

	June 29,	December 29,
	2019	2018

Accrued legal and accounting	$46,222	$67,000
Accrued payroll	567,058	594,641
Accrued other	213,191	313,674

	$826,471	$975,315

(8)  Line of Credit

In May 2019, the Company amended its revolving line of credit line with Santander Bank to $1.25 million.  The agreement matures at the end of September 2019.  The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of prime plus 100 basis points. Under the terms of the agreement, the Company is required to maintain its operating accounts with Santander Bank. The Company is also subject to certain financial covenants.  These include specific EBITDA levels, a targeted current ratio and a targeted debt to tangible net worth ratio at the end of subsequent quarters.  The covenants exclude the requirements of Accounting Standards Codification (ASC) 842 for leases.  At June 29, 2019, the Company was in compliance with all existing covenants.  Also, at June 29, 2019 the Company had $800 thousand of borrowings under this LOC and its borrowing base at the time would have permitted an additional $450 thousand to have been borrowed.

(9)  Income Taxes

A valuation allowance against deferred tax assets is required to be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. In December 2018, the Company established a partial valuation allowance reserve, as it is judged more likely than not that a majority of its tax deferred tax assets will not be used before they expire. This decision was reached after giving greater weight to its losses over the previous three years compared with its forecast of the future. Consistent with this conclusion, no income tax provision/(benefit) has been recorded for the quarter and six month ending June 29, 2019.

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

ITEM 2       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the financial statements of the Company and notes thereto included in this report and the Company’s Annual Report on Form 10-K for the year ended December 29, 2018.

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

Results of Operations for the Second Fiscal Quarter of 2019 (Q2 2019) Compared to the Second Fiscal Quarter of 2018 (Q2 2018); (all $ in 000s)

Total revenue was $6,367 in Q2 2019, a 22% increase compared with total revenue of $5,229 in Q2 2018. This increase was due primarily to an increase in the sale of baseplates and, to a lesser degree, to an increase in the sale of hermetic packages and armor revenue. There were no significant price changes in Q2 2019 compared with Q2 2018.

Gross margin in Q2 2019 totaled $1,175 or 18% of sales.  In Q2 2018, gross margin was $606 or 12% of sales.   This increase in margin was primarily due to higher sales volume and product mix.

Selling, general and administrative expenses (SG&A) were $917 in Q2 2019, down slightly when compared with SG&A expenses of $931 in Q2 2018.  During 8 weeks of Q2 2019 the company incurred the salaries of both the incoming CFO and the retiring CFO resulting in an extra $25k of SG&A salaries.  Without this duplication SG&A spend would have been down by 4%.

In Q2, 2019, the Company incurred interest expense of $7 due to bank borrowings.  This compares with interest expense of $12 in Q2 of 2018.

The Company experienced operating income of $258 compared with an operating loss of $326 in the same quarter last year. This increase in operating income is due primarily to the increase in revenue, discussed above. Increased revenue resulted in higher gross margin due to more coverage of fixed factory overhead. The net income for Q2 2019 totaled $251 versus a net loss of $257 in Q2 2018.

Results of Operations for the First Six Months of 2019 Compared to the First Six Months of 2018 (all $ in 000s)

Total revenue was $11,636 in the first half of 2019, a 24% increase compared with total revenue of $9,384 in the first six months of 2018. This increase was due primarily to an increase in the sale of baseplates as well as housings and packages for hybrid circuits. There were no significant price changes during the first half of 2019 compared with the first half of 2018.

Gross margin in the first six months of 2019 totaled $1,334 or 11% of sales.  In the first six months of 2018 gross margin totaled $750 or 8% of sales.  This increase was almost entirely due to the increase in revenues, as well as a change in product mix.

Selling, general and administrative (SG&A) expenses were $1,821 during the first six months of 2019, down 1% compared with SG&A expenses of $1,839 in the first six months of 2018  During 8 weeks of 2019 the company incurred the salaries of both the incoming CFO and the retiring CFO resulting in an extra $25k of SG&A salaries.  Without this duplication SG&A spend would have been down by 2%.

During the first half of 2019, the Company incurred interest expense of $7 due to bank borrowings.  This compares with interest expense of $12 incurred during the first half of 2018.

In the first six months of 2019 the Company incurred an operating loss of $486 compared with an operating loss of $1,090 in the same period last year.  The net loss for the first six months of 2019 totaled $494 versus a net loss of $832 in the first six months of 2018.

Liquidity and Capital Resources (all $ in 000s unless noted)

The Company’s cash and cash equivalents at June 29, 2019 totaled $162.  The Company’s net cash, which considers the $800 of bank borrowings, totaled a negative $638 at the end of the second quarter. This compares to cash and cash equivalents at December 29, 2018 of $629. The decrease in net cash was due to the increase in working capital i.e. receivables and inventory less payables and accruals, coupled with the loss from operations.

Accounts receivable at June 29, 2019 totaled $4,110 compared with $3,053 at December 29, 2018.

Days Sales Outstanding (DSO) increased from 45 days at the end of 2018 to 58 days at the end of Q2 2019.  DSO’s at the end of 2018 were unusually low due to the fact that sales during Q4 2018 were more heavily loaded toward the front end of the quarter. Whereas DSOs at the end of Q2 2019 were higher due to higher sales at the end of the quarter. The accounts receivable balances at December 29, 2018, and June 29, 2019 were both net of an allowance for doubtful accounts of $10.

Inventories totaled $2,901 at June 29, 2019 compared with inventory totaling $3,193 at December 29, 2018. This decrease was due primarily to the decision to begin the summer manufacturing vacation period the final week of Q2 instead of the first week of Q3.  The inventory turnover in the most recent four quarters ending Q2 2019 was 6.2 times, up from 6.0 times averaged during the four quarters of 2018 (based on a 5 point average).

All consigned inventory is shipped under existing purchase orders and per customers’ requests. At June 29, 2019 and December 29, 2018, $1,288 and $1,556, respectively, was located at customer locations pursuant to consigned inventory agreements.

The Company financed its increase in working capital during the first half of 2019 from a combination of its cash at the beginning of the year and bank borrowings.  The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2019 from existing cash balances and bank borrowings.

The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its business objectives.

Contractual Obligations

In May 2019, the Company amended its revolving line of credit line with Santander Bank to $1.25 million.  The agreement matures at the end of September 2019.  The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of prime plus 100 basis points. Under the terms of the agreement, the Company is required to maintain its operating accounts with Santander Bank. The Company is also subject to certain financial covenants.  These include specific EBITDA levels, a targeted current ratio and a targeted debt to tangible net worth ratio at the end of subsequent quarters.  The covenants exclude the requirements of Accounting Standards Codification (ASC) 842 for leases.  At June 29, 2019, the Company was in compliance with all existing covenants.  Also, at June 29, 2019 the Company had $800 thousand of borrowings under this LOC and its borrowing base at the time would have permitted an additional $450 thousand to have been borrowed.

The financial covenant requirement at the end of Q2, 2019 are shown below, together with the actual ratios achieved:

Covenant	Requirement	Actual
Current Ratio	Minimum of 2.0X	2.2X
Liabilities to Tangible Net Worth	Maximum of 0.7X	0.6X
Borrowings under the line of credit	Maximum of $1,250	$800
EBITDA	Minimum of $130	$397

As of June 29, 2019, the Company had $158 of construction in progress and no outstanding commitments to purchase production equipment.

As of June 29, 2019, all our manufacturing, engineering, sales and administrative operations were and continue to be located in leased facilities in Norton, Massachusetts and Attleboro, Massachusetts.

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

In February 2011, the Company entered into a lease for an additional 13.8 thousand square feet in Attleboro, MA. The Attleboro facility lease expires in February 2020 and the Company has two, one-year options at the current annual rental payments of $83, with minor escalation for real estate tax increases. (Note 4, Leases).

Management believes that a combination of existing cash balances and borrowings, if necessary, will be sufficient to fund our cash requirements for the foreseeable future. However, there is no assurance that we will be able to generate sufficient revenues or reduce certain discretionary spending in the event that planned operational goals are not met such that we will be able to meet our obligations as they become due.

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

PART II OTHER INFORMATION

ITEM 1             LEGAL PROCEEDINGS

None.

ITEM 1A           RISK FACTORS

There have been no material changes to the risk factors as discussed in our 2018 Form 10-K

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

Exhibit 32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(b)   Reports on Form 8-K:

On April 8, 2019 the Company filed a report on form 8-K announcing the selection of Charles Griffith as its new CFO, to assume those responsibilities on May 6, 2019.

On May 2, 2019 the Company filed a report on Form 8-K of its earnings report for the fiscal first quarter ended March 30, 2019.

On May 7 2019 the Company filed a report on form 8-K announcing the retirement of Ralph Norwood as CFO and the appointment of Charles Griffith as the new CFO.

On May 14, 2019 the Company filed a report on Form 8-K which included final tabulation of votes from the Company’s Annual Meeting of Shareholders held on May 13, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPS TECHNOLOGIES CORPORATION
(Registrant)

Date:    August 8, 2019
/s/        Grant C. Bennett
Grant C. Bennett
Chief Executive Officer

Date:    August 8, 2019

/s/        Charles K. Griffith Jr.

Charles K. Griffith Jr.

Chief Financial Officer