Form 10-Q
period 2019-09-28
CPS TECHNOLOGIES CORP/DE/
filed 2019-11-06
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended  September 28, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  [X] Yes   [ ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
[ ] Yes       [X] No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                         Trading Symbol(s)       Name of each exchange on which registered

Common Stock, $0.01 par value                CPSH                           NASDAQ Capital Markets

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Number of shares of common stock outstanding as of October 29, 2019: 13,207,436.

PART I  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(continued on next page)

	September 28,	December 29,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$470,284	$628,804
Accounts receivable- trade, net of allowance for doubtful
accounts of $10,000	2,795,743	3,053,091
Inventories, net	2,791,111	3,192,933
Prepaid expenses and other current assets	173,320	156,338

Total current assets	6,230,458	7,031,166

Property and equipment:
Production equipment	9,587,303	9,550,043
Furniture and office equipment	525,055	519,779
Leasehold improvements	891,817	891,817

Total cost	11,004,175	10,961,639
Accumulated depreciation and amortization	(10,113,918)	(9,722,767)
Construction in progress	241,901	34,314

Net property and equipment	1,132,158	1,273,186

Right-of-use lease asset (note 4, leases)	207,000	—
Deferred taxes	186,747	186,747

Total assets	$7,756,363	$8,491,099

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(concluded)

LIABILITIES AND STOCKHOLDERS’	September 28,	December 29,
EQUITY	2019	2018

Current liabilities:
Line of credit	412,732	—
Accounts payable	1,474,059	1,680,263
Accrued expenses	700,990	975,315
Current portion lease liability	148,000	—

Total current liabilities	2,735,781	2,655,578

Long term lease liability	59,000	—

Total liabilities	2,794,781	2,655,578
Commitments (note 4)
Stockholders’ equity:
Common stock, $0.01 par value,
authorized 20,000,000 shares;
issued 13,427,492 and 13,425,992;
outstanding 13,207,436 and 13,205,936;
at September 28, 2019 and December 29, 2018	134,275	134,260
Additional paid-in capital	36,076,177	35,960,545
Accumulated deficit	(30,731,817)	(29,742,231)
Less cost of 220,056 common shares repurchased
at September 28, 2019 and December 29, 2018	(517,053)	(517,053)

Total stockholders’ equity	4,961,582	5,835,521

Total liabilities and stockholders’
equity	$7,756,363	$8,491,099

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Operations (Unaudited)

	Fiscal Quarters Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Revenues:
Product sales	$4,387,125	$6,116,448	$16,023,615	$15,500,173
Total Revenues	4,387,125	6,116,448	16,023,615	15,500,173
Cost of product sales	4,164,187	5,152,598	14,466,266	13,786,762
Gross Margin	222,938	963,850	1,557,349	1,713,411
Selling, general and
administrative expense	702,413	982,765	2,523,178	2,822,240
Operating loss	(479,475)	(18,915)	(965,829)	(1,108,829)
Interest income (expense), net	(16,495)	(13,679)	(23,757)	(25,313)
Other income	—	13,645	—	13,645
Net loss before income
tax expense	(495,970)	(18,949)	(989,586)	(1,120,497)
Income tax (benefit)	—	(5,000)	—	(275,000)
Net (loss)	$(495,970)	$(13,949)	$(989,586)	$(845,497)
Net (loss) per
basic common share	$(0.04)	$(0.00)	$(0.07)	$(0.06)
Weighted average number of
basic common shares
outstanding	13,206,069	13,203,436	13,206,984	13,203,436
Net (loss) per
diluted common share	$(0.04)	$(0.00)	$(0.07)	$(0.06)
Weighted average number of
diluted common shares
outstanding	13,206,069	13,203,436	13,206,984	13,203,436

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 28, 2019 AND SEPTEMBER 29, 2018

	Common Stock
	Number of		Additional			Total
	shares	Par	paid-in	Accumulated	Stock	stockholders'
	issued	Value	capital	deficit	repurchased	equity
Balance at June 29, 2019	13,427,492	$134,275	$36,048,177	(30,235,846)	(517,053)	5,429,553
Share-based compensation expense	—	—	28,000	—	—	28,000
Net (loss)				(495,971)	—	(495,971)
Balance at September 28, 2019	13,427,492	134,275	36,076,177	(30,731,817)	(517,053)	4,961,582

	Common Stock
	Number of		Additional			Total
	shares	Par	paid-in	Accumulated	Stock	stockholders'
	issued	Value	capital	deficit	repurchased	equity
Balance at December 29, 2018	13,425,992	$134,260	$35,960,545	(29,742,231)	(517,053)	5,835,521
Share-based compensation expense	—	—	113,397	—	—	113,397
Issuance of common stock	1,500	15	2,235	—	—	2,250
Net (loss)				(989,586)	—	(989,586)
Balance at September 28, 2019	13,427,492	134,275	36,076,177	(30,731,817)	(517,053)	4,961,582

	Common Stock
	Number of		Additional			Total
	shares	Par	paid-in	Accumulated	Stock	stockholders'
	issued	Value	capital	deficit	repurchased	equity
Balance at June 30, 2018	13,423,492	$134,235	$35,842,945	(26,867,812)	(517,053)	8,592,315
Share-based compensation expense	—	—	32,669	—	—	32,669
Net (loss)				(13,949)	—	(13,949)
Balance at September 29, 2018	13,423,492	134,235	35,875,614	(26,881,761)	(517,053)	8,611,035

	Common Stock
	Number of		Additional			Total
	shares	Par	paid-in	Accumulated	Stock	stockholders'
	issued	Value	capital	deficit	repurchased	equity
Balance at December 30, 2017	13,423,492	$134,235	$35,739,916	(26,036,264)	(517,053)	9,320,834
Share-based compensation expense	—	—	135,698	—	—	135,698
Net (loss)				(845,497)	—	(845,497)
Balance at September 29, 2018	13,423,492	134,235	35,875,614	(26,881,761)	(517,053)	8,611,035

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Cash Flows (Unaudited)

	Nine Month Periods Ended
	September 28,	September 29,
	2019	2018

Cash flows from operating activities:
Net loss	$(989,586)	$(845,497)
Adjustments to reconcile net loss
to cash provided by (used in) operating activities
Depreciation & amortization	391,156	411,499
Share-based compensation	115,647	135,698
Deferred taxes	—	(275,000)
Gain on sale of property and equipment	—	(13,645)

Changes in:
Accounts receivable-trade	257,348	(958,744)
Inventories	401,822	(1,461,763)
Prepaid expenses	(16,982)	(7,907)
Accounts payable	(206,204)	1,046,607
Deferred revenue	—	(100,000)
Accrued expenses	(274,325)	247,087
Net cash provided by (used in) operating
activities	(321,124)	(1,821,665)
Cash flows from investing activities:
Purchases of property and equipment	(250,128)	(343,576)
Proceeds from sale of property and equipment	—	13,645
Net cash provided by (used in) investing
activities	(250,128)	(329,931)
Cash flows from financing activities:
Net borrowings on line of credit	412,732	900,000
Net cash provided by (used in)
financing activities	412,732	900,000
Net increase (decrease) in cash and cash equivalents	(158,520)	(1,251,596)
Cash and cash equivalents at beginning of period	628,804	1,339,572
Cash and cash equivalents at end of period	$470,284	$87,976
Supplemental cash flow information:
Cash paid for taxes, net of refunds	$485	$486

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

Operating Leases

Lease expense for operating leases is recognized on a straight-line basis over the lease term. Lease expense is allocated between Cost of Product Sales and Selling, General and Administrative Expense in the income statement

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s capitalized operating leases as of September 28, 2019

(Dollars in Thousands)	Sept 28, 2019
Maturity of capitalized lease liabilities	Lease payments
2019 (remaining)	$38
2020	152
2021	26
Total undiscounted operating lease payments	$216
Less: Imputed interest	(9)
Present value of operating lease liability	$207

Balance Sheet Classification
Current lease liability	$148
Long-term lease liability	59
Total operating lease liability	$207
Other Information
Weighted-average remaining lease term for capitalized operating leases	17 months
Weighted-average discount rate for capitalized operating leases	6.5%

Cash Flows

An initial right-of-use asset of $310 thousand was recognized as a non-cash asset addition with the adoption of the new lease accounting standard on December 30, 2018. Cash paid for the amounts included in the present value of operating lease liabilities was $114 thousand during the first nine months of 2019 and is included in operating cash flows.

Operating Lease Costs

Operating lease cost was $114 thousand during the first nine months of 2019. This cost is related to its long-term operating lease. All other short-term leases were immaterial.

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

There were no stock options granted or issued under the Plan during the quarters ended September 28, 2019 and September 29, 2018.

During the quarter ended September 28, 2019, 24,000 options were forfeited and 16,000 expired. During the quarter ended September 29, 2018, 18,600 options were forfeited and 8,000 options expired.

During the quarters ended September 28, 2019 and September 29, 2018 there were no shares repurchased.

During the three and nine months ended September 28, 2019 the Company recognized approximately $28 thousand and $113 thousand, respectively as share-based compensation expense related to previously granted shares under the Plan. These amounts are included as a component of selling, general and administrative expenses in the statement of operations.

During the three and nine months ended September 29, 2018 the Company recognized approximately $33 thousand and $136 thousand, respectively as share-based compensation expense related to previously granted shares under the Plan. These amounts are included as a component of selling, general and administrative expenses in the statement of operations.

(6)  Inventories

Inventories consist of the following:

	September 28,	December 29,
	2019	2018

Raw materials	$668,141	$706,982
Work in process	1,973,122	2,248,370
Finished goods	614,210	693,943

Total inventory	3,255,473	3,649,295
Reserve for obsolescence	(464,362)	(456,362)

Inventories, net	$2,791,111	$3,192,933

(7)  Accrued Expenses

Accrued expenses consist of the following:

	September 28,	December 29,
	2019	2018

Accrued legal and accounting	$68,433	$67,000
Accrued payroll	498,633	594,641
Accrued other	133,924	313,674

	$700,990	$975,315

(8)  Line of Credit

In September 2019, the Company entered into revolving line of credit with The Massachusetts Business Development Corporation in the amount of $2.5 million.  This agreement replaces the $1.25 million line of credit with Santander Bank, set to expire September 30, 2019.  The agreement includes a demand note allowing the Lender to call the loan at any time.  CPS may terminate the agreement without a termination fee after 3 years.  The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of LIBOR plus 650 basis points. The Company has provided BDC with an earnings projection for the year ended December 28, 2019 and the covenant states that until the projection is met, $500 thousand of the line will be locked.  At September 29, 2019 the Company had $413 thousand of borrowings under this LOC and its borrowing base at the time would have permitted an additional $1.335 million to have been borrowed.

The line of credit is subject to certain financial covenants.

(9)  Income Taxes

A valuation allowance against deferred tax assets is required to be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. In December 2018, the Company established a partial valuation allowance reserve, as it is judged more likely than not that a majority of its deferred tax assets will not be used before they expire. This decision was reached after giving greater weight to its losses over the previous three years compared with its forecast of the future. Consistent with this conclusion, no income tax provision/(benefit) has been recorded for the quarter and nine months ending September 28, 2019.

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

Results of Operations for the Third Fiscal Quarter of 2019 (Q3 2019) Compared to the Third Fiscal Quarter of 2018 (Q3 2018); (all $ in 000s)

Total revenue was $4,387 in Q3 2019, a 28% decrease compared with total revenue of $6,116 in Q3 2018. This decrease was due primarily to a decrease in the sale of baseplates partially offset by an increase in the sale of hermetic packages. There were no significant price changes in Q3 2019 compared with Q3 2018.

Gross margin in Q3 2019 totaled $223 or 5% of sales.  In Q3 2018, gross margin was $964 or 16% of sales.   This decrease in margin was primarily due to lower sales volume.[VMC2]   A significant portion of CPS’ manufacturing costs are fixed.  As such lower sales volume will have an unfavorable impact on gross margin in terms of both actual dollars and percentage.

Selling, general and administrative expenses (SG&A) were $702 in Q3 2019, down 29% when compared with SG&A expenses of $983 in Q3 2018.  This decrease was primarily due to lower sales commission expense of $150 as a result of both, lower sales volumes and lower commission rates, and a reduction in outside professional services of $53.

In Q3, 2019, the Company incurred interest expense of $17 due to bank borrowings.  This compares with interest expense of $14 in Q3 of 2018.

The Company incurred an operating loss of $479 compared with an operating loss of $19 in the same quarter last year. This increase in operating loss is due primarily to the decrease in revenue, discussed above. The net loss for Q3 2019 totaled $496 versus a net loss of $14 in Q3 2018.

Results of Operations for the First Nine Months of 2019 Compared to the First Nine Months of 2018 (all $ in 000s)

Total revenue was $16,024 in the first nine months of 2019, a 3% increase compared with total revenue of $15,500 in the first nine months of 2018. This increase was due primarily to an increase in the sale of housings and packages for hybrid circuits. There were no significant price changes during the first nine months of 2019 compared with the first nine months of 2018.

Gross margin in the first nine months of 2019 totaled $1,557 or 10% of sales.  In the first nine months of 2018 gross margin totaled $1,713 or 11% of sales.  This decrease was almost entirely due to a change in product mix.  More higher margin parts were sold in 2018 compared to 2019.

Selling, general and administrative (SG&A) expenses were $2,523 during the first nine months of 2019, down 11% compared with SG&A expenses of $2,822 in the first nine months of 2018  Most of this decrease occurred in Q3 due to lower sales commission expense of $150 as a result of lower sales volumes and lower commission rates, and a reduction in outside professional services of $53.

During the first nine months of 2019, the Company incurred interest expense of $24 due to bank borrowings.  This compares with interest expense of $25 incurred during the first nine months of 2018.

In the first nine months of 2019 the Company incurred an operating loss of $966 compared with an operating loss of $1,109 in the same period last year.  The net loss for the first nine months of 2019 totaled $990 versus a net loss of $845 in the first nine months of 2018.

Liquidity and Capital Resources (all $ in 000s unless noted)

The Company’s cash and cash equivalents at September 28, 2019 totaled $470.  The Company’s net cash, which considers the $413 of bank borrowings, totaled $57 at the end of the third quarter. This compares to cash and cash equivalents at December 29, 2018 of $629. The decrease in net cash was due to the loss from operations.

Accounts receivable at September 28, 2019 totaled $2,796 compared with $3,053 at December 29, 2018.

Days Sales Outstanding (DSO) increased from 45 days at the end of 2018 to 57 days at the end of Q3 2019.  DSO’s at the end of 2018 were unusually low due to the fact that sales during Q4 2018 were more heavily loaded toward the front end of the quarter. The accounts receivable balances at December 29, 2018, and September 28, 2019 were both net of an allowance for doubtful accounts of $10. The Company entered into a new line in September 2019.  The terms of new line of credit are expected to provide increased liquidity and, as a result, we have ended our policy of allowing a discount on prompt payments from certain of our customers.  Due to the Company’s change in its discount policy, we expect an increase in DSO going forward.  Had this change been in effect during Q3 and customers paid based on their undiscounted terms, the DSO would have been 71 days.

Inventories totaled $2,791 at September 28, 2019 compared with inventory totaling $3,193 at December 29, 2018. This decrease was due primarily to the decision to reduce production due to reduced customer sales projections for the summer.  The inventory turnover in the most recent four quarters ending Q3 2019 was 6.2 times, up from 6.0 times averaged during the four quarters of 2018 (based on a 5 point average).

Pursuant to customer agreements, CPS maintains unplated product offsite, at outside plating vendors.   These plating vendors are located near the end customer locations allowing for same day or overnight delivery of finished, plated product.  CPS directs these vendors as to which specific products to plate and when to plate them, based on customer requirements.  The Company feels that doing this gives CPS a competitive advantage.  At September 28, 2019 and December 29, 2018, $835 and $1,556, respectively, was located at vendor locations pursuant to these agreements.

The Company financed its working capital during the first nine months of 2019 from a combination of its cash at the beginning of the year and bank borrowings.  The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2019 from existing cash balances and bank borrowings.

The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its business objectives.

Contractual Obligations

In September 2019, the Company entered into revolving line of credit with Massachusetts Business Development Corporation in the amount of $2.5 million.  This agreement replaces the $1.25 million line of credit with Santander Bank, set to expire September 30, 2019.  The agreement includes a demand note allowing the Lender to call the loan at any time.  CPS may terminate the agreement without a termination fee after 3 years.  The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of LIBOR plus 650 basis points. The Company has provided BDC with an earnings projection for the year ended December 28, 2019 and the agreement states that until the projection is met, $500 thousand of the line will be locked.  Also, at September 28, 2019 the Company had $413 thousand of borrowings under this LOC and its borrowing base at the time would have permitted an additional $1.335 million to have been borrowed.  The increased availability has allowed the Company to end its policy of allowing prompt pay discounts to certain customers. This should have a positive effect on the Company’s earnings going forward.

As of September 28, 2019, the Company had $242 of construction in progress and no outstanding commitments to purchase production equipment.

As of September 28, 2019, all our manufacturing, engineering, sales and administrative operations were and continue to be located in leased facilities in Norton, Massachusetts and Attleboro, Massachusetts.

In February 2018, the Company signed a lease for the Norton facilities through February 2021. The leased facilities comprise approximately 38 thousand square feet. The lease is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities.  The Company also has an option to buy the property and a right of first refusal during the term of the lease.  Annual rental payments continue at $152 thousand.

In February 2011, the Company entered into a lease for an additional 13.8 thousand square feet in Attleboro, MA. The Attleboro facility lease expires in February 2020 and the Company has two, one-year options at the current annual rental payments of $79, with minor escalation for real estate tax increases. (Note 4, Leases).

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

(b)        Reports on Form 8-K

On August 16, 2019, the Company’s Board of Directors elected Ralph M. Norwood, retired Chief Financial Officer of CPS Technologies, to the Company’s Board of Directors.

On September 25, 2019, CPS Technologies Corporation (“Company”) entered into a three year Credit and Security Agreement (“Agreement”) with The Massachusetts Business Development Corporation (“Lender”) providing for a $2.5 million line of credit (“Credit Line”). The Agreement replaces the $1.25 million credit facility with Santander Bank, due to expire on September 30, 2019.

On October 11, 2019 the Company filed a report on form 8-K announcing the elimination of the position of Senior Vice President Sales and Marketing. As a result, effective October 11, 2019, Thomas Breen is no longer an executive officer of the Company

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPS TECHNOLOGIES CORPORATION
(Registrant)

Date:    November 6, 2019
/s/        Grant C. Bennett
Grant C. Bennett
Chief Executive Officer

Date:    November 6, 2019

/s/        Charles K. Griffith Jr.

Charles K. Griffith Jr.

Chief Financial Officer