Form 10-K
period 2019-12-28
CPS TECHNOLOGIES CORP/DE/
filed 2020-03-13
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 28, 2019
or
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

508-222-0614

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                      Title of each class                             Trading Symbol(s)                   Name of each exchange on which registered
              Common Stock, $0.01 par value                       CPSH                                               NASDAQ Capital Markets

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.[ ] Yes [X] No

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

Number of shares of Common Stock outstanding as of March 6, 2020: 13,207,436 shares .

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

Today many mechanical components are made of steel because steel has the stiffness required for the particular application. AlSiC has approximately the same stiffness as steel, but is only one-third the weight of steel. AlSiC is higher cost than steel. However, we believe there are many mechanical applications where the customer will pay the higher cost for AlSiC because of significant improvements in performance resulting from the superior stiffness-to-weight ratio of AlSiC.

Examples of structural applications for which we have developed and supplied components include robotic arms for semiconductor manufacturing equipment and components. The Company continues to identify opportunities for using advanced materials in such diverse areas as non-skid coatings, fire/heat barriers, consumer electronics and working with nuclear waste.

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

Today our primary products for IGBT applications are used in electric trains, subway cars, wind turbines and hybrid and electric vehicles.

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

In 2019, our three largest customers accounted for 43%, 14%, and 13% of revenues, respectively. In 2019, approximately 75% of our revenues were derived from commercial applications and 10% from defense-related applications.

Availability of Raw Materials

We use a variety of raw materials from numerous domestic and foreign suppliers. These materials are primarily aluminum ingots, ceramic powders and chemicals. The raw materials we use are available from domestic and foreign sources and none is believed to be scarce or restricted for national security reasons. We use no conflict metals.

Patents and Trade Secrets

As of December 28, 2019, the Company had 11 United States patents.  In addition the Company had several international patents covering the same subject matter as the U.S. patents. Licensees of these patents have rights to use certain patents as defined in their respective license agreements.

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

We believe that the principal competitive factors in our end markets today include technical competence, product performance, quality, reliability, price, delivery performance, corporate reputation, and strength of sales and marketing resources. We believe our proprietary processes, reputation, and the price at which we can offer products for sale will enable us to compete successfully in the many electronics end markets.

Our primary direct competitor in metal matrix composites is Denka, a large chemical company based in Japan. We have also seen attempts by manufacturers in China to penetrate our markets. We believe they offer their products at lower prices, but have yet to be able to provide the delivery, performance, quality and reliability required by the market.

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

Employees

As of December 28, 2019, we had 152 permanent full-time employees. 142 were engaged in manufacturing and engineering and 10 in sales and administration, including finance, HR and general management.

None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be excellent.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Properties

As of December 28, 2019, all our manufacturing, engineering, sales and administrative operations were and continue to be located in leased facilities in Norton, Massachusetts and Attleboro, Massachusetts.

In February 2018, the Company signed a lease for the Norton facilities through December 2020. The leased facilities comprise approximately 38 thousand square feet. The lease is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities. The Company also has an option to buy the property and a first right of refusal during the term of the lease. Annual rental payments continue at $152 thousand.

In February 2011, the Company entered into a lease for an additional 13.8 thousand square feet in Attleboro, MA. The lease terms have been for one year and have been renewed annually. The current lease expires in February 2020 and the Company has entered into an amended lease expiring December 2020 reducing the leased space to 2.0 thousand square feet to be used primarily for storage. Annual rental payments will now be $24 thousand.

Item 3. Legal Proceedings

We are not a party to any litigation which could have a material adverse effect on us or on our business.

The “Claim of Non-Conformance Notification” received by the Company in January 2018 has been resolved with no expense to the Company. The Company received a release from its Customer dated October 9, 2019 acknowledging that it had received $180,000 from the Company’s insurer in full settlement of the Company’s obligations.

Item 4. Mine Safety Disclosures

Not applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

CPS Technologies Corp. shares have traded on The Nasdaq Stock Market, LLC under the symbol “CPSH”. On December 28, 2019, we had approximately 700 shareholders. We have never paid cash dividends on our Common Stock. We currently plan to reinvest our earnings, if any, for use in the business and do not intend to pay cash dividends in the foreseeable future. Future dividend policy will depend, among other factors, upon our earnings and financial condition.

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

The Company believes the underlying demand for metal matrix composites is growing as the electronics and other industries seek higher performance, higher reliability, and reduced costs. CPS believes that the Company is well positioned to offer our solutions to current and new customers as these demands grow. In 2019 the Company’s top three customers accounted for 70% of revenue and the remaining 30% of revenue was derived from 60 other customers. In 2018 the top three customers accounted for 65% of revenue and the remaining 35% of revenue was derived from approximately 77 customers.

Application of Critical Accounting Policies

Financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. As such, the Company is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. CPS’s significant accounting policies are presented within Note 2 to the financial statements; the significant accounting policies which management believes are most critical to aid in fully understanding and evaluating its reported financial results include the following:

a)	Allowance for doubtful accounts

The Company performs ongoing monitoring of the status of its receivables based on the payment history and the credit worthiness of our customers, as determined by a review of their current credit information. Management continuously monitors collections and payments from customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been low and within expectations, there is no guarantee that we will continue to experience the same credit loss rates as in the past. Although the Company’s major customers are large and have a favorable payment history, a significant change in the liquidity or financial position of one of them could have a material adverse impact on the collectability of accounts receivable and future operating results. To further mitigate the potential for credit losses the Company has acquired a credit insurance policy covering most of our sales to non-US accounts.

b)	Inventory valuation

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

In determining inventory cost, the Company uses the first-in, first-out method and states inventory at the lower of cost or net realizable value. Virtually, all of the Company’s inventory is customer specific; as a result, if a customer’s order is cancelled, it is unlikely that CPS would be able to sell that inventory to another customer. Likewise, if the Company chooses to manufacture product in advance of anticipated purchase orders and those orders do not materialize, it is unlikely that it would be able to sell that inventory to another customer. The value of CPS’s work in process and finished goods is based on the assumption that specific customers will take delivery of specific items of inventory. The Company has not experienced losses to date as a result of customer cancellations and has not established a reserve for such cancellations.

The Company typically buys ‘lots’ of components for its hermetic packaging products. Often all the components in a lot are not necessary to complete the order. Annually the company reviews this unused material and establishes an obsolescence reserve for the amount it does not expect to use over the next three years.

c)	Valuation of deferred tax assets

Deferred tax assets and liabilities are based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company considers many factors in assessing whether or not a valuation allowance for its Deferred Tax Asset is warranted and has concluded that it is more likely than not that a portion or all of the Deferred Tax Asset will not be used before they expire. As a result a valuation reserve has been established as of December 29, 2018 and December 28, 2019.

At December 28, 2019 the Company’s Deferred Tax Asset and other temporary differences will require taxable income of approximately $16 million and reversals of existing temporary differences to fully utilize the Deferred Tax Asset, assuming a statutory corporate tax rate of 21% based on the recently enacted Tax Cuts and Jobs Act.

d)	Initial adoption of ASU No. 2016-02 (Leases)

In February 2016 the FASB issued ASU No. 2016-02, Leases, which requires a lessee to recognize lease liabilities for the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and right-of-use assets, representing the lessee’s right to use, or control the use of, specified assets for the lease term. The ASU became effective and the Company adopted it on December 30, 2018 (Q1 of 2019). The assets and liabilities increased by approximately $310 thousand based upon the present value of remaining lease payments for leases in place at the adoption date.

Results of Operations (all $ in millions unless noted)

Results of Operations for the year 2019 (“2019”) compared with the year 2018 (“2018”):

Total revenue was $21.4 million in 2019, a 1% decrease compared with total revenue of $21.6 million in 2018. This decrease was due primarily to a decrease in the sale of baseplates partially offset by an increase in the sale of hermetic packages in the third and fourth quarters.The Company negotiated new contracts with its three largest customers which resulted in significant price increases of $0.7 million, mitigating the decrease in sales. Two of these contracts took effect in the fourth quarter of 2019 with the third taking effect in the first and second quarters of 2020 .

Gross margin in 2019 totaled $2.5 million or 12% of sales.  This compares with $2.9 million, or 13% of sales, generated during 2018. This change in margin was due to a change in product mix resulting in an increase in material costs, partially offset by reductions in direct labor and factory overhead.

Selling, general and administrative (SG&A) expenses were $3.1 million during 2019, a decrease of 18% compared with SG&A expenses of $3.8 million incurred during 2018. The predominant reason for this change was a renegotiation of commission rates with our outside sales representatives.

The Company incurred an operating loss of $0.6 in 2019, compared with an operating loss of $0.9 in 2018. This improvement was due to the decrease in SG&A expenses, as discussed above. The net loss in 2019 totaled $0.6 versus a net loss of $3.7 in 2018. In the 2018 the Company established a valuation reserve against its deferred tax asset, which accounted for $2.8 of the net loss.

Significant Fourth Quarter Activity in 2019:

Revenues totaled $5.4 million versus $6.1 million in the last quarter of 2018, representing a decrease of 11%. This decrease was due primarily to a decrease in the sale of baseplates partially offset by an increase in the sale of hermetic packages The impact of price changes was significant in the quarter, increasing sales by $0.7 million, compared to third quarter pricing, partially mitigating the sales decline.

Gross margin decreased in the fourth quarter of 2019 compared with the fourth quarter of 2018 from $1.2 million to $1.0 million. This decrease was directly associated with the decrease in sales.

SG&A expenses totaled $0.6 million during the quarter a reduction of 36% compared to $1.0 million in the same quarter of 2018. The predominant reason for this change was a renegotiation of commission rates with our outside sales representatives, along with the elimination of the position of Senior Vice President Sales and Marketing.

Primarily as a result of the reduction of SG&A expenses, the Company generated an operating profit of $0.4 million compared to $0.2 million in the fourth quarter of 2018.

The Company generated net income of $0.4 million in the last quarter of 2019. In the last quarter of 2018 the Company established a valuation reserve against its deferred tax asset. Due in large part to this reserve, the Company recorded a net loss for the quarter of $2.9 million.

Liquidity and Capital Resources (all $ in millions unless noted)

The Company’s cash and cash equivalents at December 28, 2019 totaled $0.1 compared with cash and cash equivalents at December 29, 2018 of $0.6. The decrease in net cash was due to the combination of losses from operations, coupled with an increase in working capital associated with the increase in receivables, less payables and accruals. The Company elected to end its 2% 30 day payment discount with its largest customer in the fourth quarter of 2019, accounting for much of the increase in receivables and reduction in cash.

Accounts receivable at December 28, 2019 totaled $4.1 compared with $3.1 at December 29, 2018. Days Sales Outstanding (DSO) increased to 67 days at the end of 2019 compared to 45 days at the end of Q4 2018. This change was due in large part to the fact that sales were more front-end loaded in the quarter in 2018 and, as a result, a higher percentage of sales were collected during the quarter and due to the elimination of the 2% net 30 day discount with the Company’s largest customer which terms reverted to net 60 days. The accounts receivable balances at December 28, 2019, and December 29, 2018 were both net of an allowance for doubtful accounts of $10 thousand.

Inventories were essentially flat and totaled $3.1 and $3.2 at December 28, 2019 and December 29, 2018 , respectively. The inventory turnover in the most recent four quarters ending was 6.2 times, up from 6.0 times averaged during the four quarters of 2018 (each based on a 5 point average).

The Company had no inventory on consignment at any customers at the end of 2019. At December 28, 2019 and December 29, 2018 inventory of, $1.2 and $1.5, respectively, was located at vendor locations pursuant to inventory agreements.

The Company financed its losses from operations and an increase in working capital during 2019 from a combination of its cash at the beginning of the year and bank/lender borrowings during the year. The Company expects it will continue to be able to fund its operations during 2020 from existing cash balances and the existing credit facility.

The Company continues to sell to a limited number of customers and the loss of any one of these customers or vendors could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its business objectives.

Contractual Obligations

In September 2019, the Company entered into revolving line of credit (LOC) with Massachusetts Business Development Corporation (BDC) in the amount of $2.5 million. This agreement replaces the $1.25 million line of credit with Santander Bank. The agreement includes a demand note allowing the Lender to call the loan at any time. The Company may terminate the agreement without a termination fee after 3 years. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of LIBOR plus 650 basis points. BDC requires that the total loss for 2019 be at most $640 thousand before the Company will be able to access the final $500 thousand of the line. At December 28, 2019 the Company had $1.25 million of borrowings under this LOC and its borrowing base at the time would have permitted an additional $750 thousand to have been borrowed. The increased availability has allowed the Company to end its policy of allowing prompt pay discounts to certain customers. This has and should continue to have a positive effect on the Company’s earnings going forward.

As of December 28, 2019 the Company had $256 thousand of construction in progress and no outstanding commitments to purchase production equipment.

Our leasing arrangements consist of the Norton, MA and Attleboro, MA facility leases. The Norton facility lease expires in February 2021 and is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities. The Company also has an option to buy the property and a first right of refusal during the term of the lease. Annual rental payments continue at $152 thousand. The Attleboro lease, initially set to expire in February 2020, has been amended. The amended lease expires in December 2020 and reduces the leased space to 2.0 thousand square feet to be used primarily for storage. Annual rental payments will now be $24 thousand with no additional charges.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as such item is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 28, 2019.

Changes in Internal Control over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting during fiscal 2019.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2019. In making this assessment, management used the criteria set forth in the "Internal Control Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 28, 2019.

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

The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Members of the Board of Directors, Nominees and Executive Officers,” “Certain Relationships and Related Person Transactions; Legal Proceedings,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct” and “Corporate Governance” and with respect to our 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2019 fiscal year.

The Company has adopted the CPS Code of Conduct, which applies to all directors, officers (including the principal executive officer, principal financial officer and treasurer) and employees. A copy of this code can be found on the Company’s website at www.alsic.com/investor-relations.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Compensation” and “Compensation Discussion and Analysis” with respect to our 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2019 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to our Definitive Proxy Statement, under the caption “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” with respect to our 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2019 fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Certain Relationships and Related Person Transactions; Legal Proceedings” and “Corporate Governance” with respect to our 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2019 fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to our Definitive Proxy Statement, under the caption “Accounting Matters” with respect to our 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2019 fiscal year.

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

CPS TECHNOLOGIES CORPORATION
By:	/s/ Grant C. Bennett President and Chief Executive Officer March 13, 2020

Pursuant to the Requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Grant C. Bennett	President and Chief Executive Officer	March 13, 2020
Grant C. Bennett

/s/ Charles K. Griffith Jr.	Chief Financial Officer	March 13, 2020
Charles K. Griffith Jr.

/s/ Francis J. Hughes, Jr.	Director	March 13, 2020
Francis J. Hughes

/s/ Daniel C. Snow	Director	March 13, 2020
Daniel C. Snow

/s/ Thomas M. Culligan	Director	March 13, 2020
Thomas M. Culligan

/s/ Ralph M. Norwood	Director	March 13, 2020
Ralph M. Norwood

CPS TECHNOLOGIES CORPORATION
EXHIBIT INDEX

Exhibit No.	Description
3.1*	Restated Certificate of Incorporation of the Company, as amended, is incorporated herein by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A (File No. 0-16088)
3.2*	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 33-14616)(the ‘1987 S-1Registration Statement’)
4.1*	Specimen certificate for shares of Common Stock of the Company is incorporated herein by reference to Exhibit 4 to the 1987 S-1 Registration Statement
4.2*	Description of Capital Stock contained in the Restated Certificate of Incorporation of the Company, as amended, filed as Exhibit 3.1
10.5*(1)	Retirement Savings Plan, effective September 1, 1987 is incorporated by reference to Exhibit 10.35 to the Company’s 1989 S-1 Registration Statement
10.21*	1999 Stock Incentive Plan adopted by the Company’s Board of Directors on January 22, 1999
10.22*	2009 Stock Incentive Plan ("2009 Plan") on December 10, 2009.
23.1	Consent of Wolf & Company, P.C.
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated herein by reference.

(1) Management Contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

INDEX TO FINANCIAL STATEMENTS
OF
CPS TECHNOLOGIES CORPORATION

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 28, 2019 and December 29, 2018
Statements of Operations for the years ended December 28, 2019 and December 29, 2018
Statements of Stockholders’ Equity for the years ended December 28, 2019 and December 29, 2018
Statements of Cash Flows for the years ended December 28, 2019 and December 29, 2018
Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CPS Technologies Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CPS Technologies Corporation (the "Company") as of December 28, 2019 and December 29, 2018, the related statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Wolf & Company, P.C.

We have served as the Company's auditor since 2005.

Boston, Massachusetts

March 13, 2020

CPS TECHNOLOGIES CORPORATION
BALANCE SHEETS

	December 28,	December 29,
	2019	2018
ASSETS

Current assets:
Cash and cash equivalents	$133,965	$628,804
Accounts receivable-trade, net	4,086,945	3,053,091
Inventories	3,099,824	3,192,933
Prepaid expenses and other current assets	147,786	156,338
Total current assets	7,468,520	7,031,166
Property and equipment:
Production equipment	9,649,169	9,550,043
Furniture and office equipment	508,423	519,779
Leasehold improvements	934,195	891,817
Total cost	11,091,787	10,961,639
Accumulated depreciation
and amortization	(10,110,663)	(9,722,767)
Construction in progress	255,754	34,314
Net property and equipment	1,236,878	1,273,186
Right-of-use lease asset (note 4, leases)	171,000	—
Deferred taxes, net	147,873	186,747
Total assets	$9,024,271	$8,491,099

(continued)

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
BALANCE SHEETS

	December 28,	December 29,
LIABILITIES AND STOCKHOLDERS’	2019	2018
EQUITY
Current liabilities:
Borrowings against line of credit	$1,249,588	$—
Accounts payable	1,436,417	1,680,263
Accrued expenses	815,166	975,315
Deferred revenue	21,110	—
Current portion lease liability	148,000	—

Total current liabilities	3,670,281	2,655,578

Long term lease liability	23,000	—

Total liabilities	3,693,281	2,655,578
Commitments & Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value,
authorized 20,000,000 shares;
issued 13,427,492 and 13,425,992 shares;
outstanding 13,207,436 and 13,205,936;
at December 28, 2019 and December 29, 2018, respectively	134,275	134,260
Additional paid-in capital	36,094,201	35,960,545
Accumulated deficit	(30,380,433)	(29,742,231)
Less cost of 220,056 common shares repurchased
at December 28, 2019 and December 29, 2018	(517,053)	(517,053)

Total stockholders’ equity	5,365,990	5,835,521

Total liabilities and stockholders’ equity	$9,024,271	$8,491,099

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 28, 2019 AND DECEMBER 29, 2018

	2019	2018
Product sales	$21,468,414	$21,580,904

Cost of product sales	18,928,173	18,668,052
Gross margin	2,540,241	2,912,852

Selling, general, and
Administrative expenses	3,137,440	3,813,415
Income (loss) from operations	(597,199)	(900,563)

Other income (expense)	(35,547)	(20,985)
Income (loss) before income tax	(632,746)	(921,548)
Income tax provision (benefit)	5,456	2,784,419
Net income (loss)	$(638,202)	$(3,705,967)

Net income (loss) per
basic common share	$(0.05)	$(0.28)

Weighted average number of
basic common shares
outstanding	13,207,097	13,205,936
Net income (loss) per
diluted common share	$(0.05)	$(0.28)
Weighted average number of
diluted common shares
outstanding	13,207,097	13,205,396

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 28, 2019 AND DECEMBER 29, 2018

	Common stock
			Additional			Stock-
	Number of	Par	Paid-in	Accumulated	Stock	holders’
	shares issued	Value	capital	deficit	repurchased	equity

Balance at
December 30, 2017	13,423,492	$134,235	$35,739,915	$(26,036,264)	$(517,053)	$9,320,834

Share-based compensation expense	—	—	217,430	—	—	217,430

Issuance of Common Stock	2,500	25	3,200	—	—	3,224

Net (loss)	—	—	—	(3,705,967)	—	(3,705,967)

Balance at
December 29, 2018	13,425,992	$134,260	35,960,545	$(29,742,231)	$(517,053)	$5,835,521

Share-based compensation expense	—	—	131,421	—	—	131,421

Issuance of Common stock	1,500	15	2,235	—	—	2,250

Net (loss)	—	—	—	(638,202)	—	(638,202)

Balance at
December 28, 2019	13,427,492	$134,275	36,094,201	$(30,380,433)	$(517,053)	$5,330,990

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 28, 2019 AND DECEMBER 29, 2018

	2019	2018
Cash flows from operating activities:
Net income (loss)	$(638,202)	$(3,705,967)
Adjustments to reconcile net income (loss)
to cash provided (used) by operating
activities:
Share-based compensation	133,671	220,654
Depreciation and amortization	525,783	568,164
Deferred taxes	38,874	2,851,919
Gain on sale of property and equipment	(6,946)	(13,645)
Changes in operating assets and liabilities:
Accounts receivable – trade	(1,033,854)	(109,718)
Inventories	93,109	(1,083,420)
Prepaid expenses and other current assets	8,552	(55,252)
Accounts payable	(243,846)	733,878
Accrued expenses	(160,149)	319,826
Deferred revenue	21,110	(100,000)
Net cash provided (used) by operating activities	(1,261,898)	(373,561)
Cash flows from investing activities:
Purchases of property and equipment	(489,475)	(350,852)
Proceeds from sale of property and equipment	6,946	13,645
Net cash used by
investing activities	(482,529)	(337,207)
Cash flows from financing activities:
Net borrowings on lines of credit	1,249,588	—
Net cash provided by financing activities	1,249,588	—
Net increase (decrease) in cash and cash equivalents	(494,839)	(710,768)

Cash and cash equivalents at beginning of year	628,804	1,339,572
Cash and cash equivalents at end of year	$133,965	$628,804
Supplemental cash flow information:
Income taxes paid (refunded), net	$(67,311)	$436
Interest paid	$44,113	$34,791

See accompanying notes to financial statements.

CPS Technologies Corporation
Years Ended December 28, 2019 and December 29, 2018
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

(2)(e) Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. Recoverability is assessed based on estimated undiscounted future cash flows. As of December 28, 2019 and December 29, 2018, the Company believes that there has been no impairment of its long-lived assets.

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

If a contract includes a variable amount, such as a rebate, then the Company estimates the transaction price using either the expected value or the most likely amount of consideration to be received, depending upon the specific facts and circumstances. The Company includes estimated variable consideration in the transaction price only to the extent it is probable that a significant reversal of revenue will not occur when the uncertainty is resolved. The Company updates its estimate of variable consideration at the end of each reporting period to reflect changes in facts and circumstances. As of December 28, 2019 there are no contracts with variable consideration.

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

Recognizing Revenue When (or as) the Performance Obligations are Satisfied

The Company recognizes revenue at the point in time when it transfers control of the promised goods or services to the customer, which typically occurs once the product has shipped or has been delivered to the customer. Occasionally, for the purpose of ensuring a steady flow of product, the Company ships products on consignment. In these instances, delivery is deemed to have occurred when the customer pulls inventory out of the warehouse for use in their production, or upon a specified period of time as agreed upon by both parties. As of December 28, 2019 there are no products on consignment.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 28, 2019 and December 29, 2018, the Company has no accruals for interest or penalties related to income tax matters. The Company does not have any uncertain tax positions at December 28, 2019 or December 29, 2018 which required accrual or disclosure.

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

Adoption of the standard resulted in the recognition of operating lease right-of-use assets and corresponding lease liabilities of $310 thousand on the balance sheet as of December 30, 2018. The standard did not materially impact operating results or liquidity. Disclosures related to the amount, timing and uncertainty of cash flows arising from leases are included in Note 4, Leases.

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

(2)(l) Fiscal Year-End

The Company’s fiscal year end is the last Saturday in December which could result in a 52 or 53 week year. Fiscal years 2019 and 2018 each consisted of 52 weeks.

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

(3) Inventories

As of December 28, 2019 and December 29, 2018 inventories consisted of the following:

	2019	2018
Raw materials	$778,409	$706,982
Work in process	1,898,916	2,248,370
Finished goods	871,861	693,943
Gross Inventory	3,549,186	3,649,295
Reserve for obsolescence	(449,362)	(456,362)
Total	$3,099,824	$3,192,933

(4) Leases

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

The Norton facility lease comprises approximately 38 thousand square feet. The lease is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities. The Company also has an option to buy the property and a first right of refusal during the term of the lease. Annual rental payments are $152 thousand through maturity.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s capitalized operating leases as of December 28, 2019

(Dollars in Thousands)	December 28, 2019
Maturity of capitalized lease liabilities	Lease payments
2020	152
2021	26
Total undiscounted operating lease payments	$178
Less: Imputed interest	(7)
Present value of operating lease liability	$171

Balance Sheet Classification
Current lease liability	$148
Long-term lease liability	23
Total operating lease liability	$171
Other Information
Weighted-average remaining lease term for capitalized operating leases	14 months
Weighted-average discount rate for capitalized operating leases	6.5%

Cash Flows

An initial right-of-use asset of $310 thousand was recognized as a non-cash asset addition with the adoption of the new lease accounting standard on December 30, 2018. Cash paid for the amounts included in the present value of operating lease liabilities was $152 thousand during 2019 and is included in operating cash flows.

Operating Lease Costs

Operating lease cost was $152 thousand during 2019. This cost is related to its long-term operating lease. All other short-term leases were immaterial.

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

Under the 2009 Plan a total of 2,848,100 shares of common stock are available for issuance, of which 1,053,995 shares remain available for grant as of December 28, 2019.

A summary of stock option activity as of December 28, 2019 and changes during the year then ended is presented below:

		Weighted	Weighted
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at
beginning of year	1,753,605	$1.75
Granted	199,500	$1.44
Exercised	—	—
Forfeited	(127,000)	$1.61
Expired	(32,000)	$1.58

Outstanding at end of year	1,794,105	$1.72	3.8	$11,120

Options exercisable at year-end	1,471,905	$1.74	3.1	$10,550

No options were exercised  during fiscal 2019 or 2018.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents the annualized weighted average values of the significant assumptions used to estimate the fair values of the options granted during 2019 and 2018:

	2019	2018
Risk-free interest rate	2.48%	2.76%
Expected life in years	6.1	6.1
Expected volatility	54%	54%
Expected dividend yield	0	0
Weighted average fair value of grants	$.79	$.84

All options are granted with an exercise price equal to the fair market value of the underlying common stock on the date of grant.

The Company recognized $133,671 and $220,654 as stock based compensation expense in 2019 and 2018, respectively including $131,421 related to stock options outstanding and $2,250 related to the issue of common stock in 2019. As of December 28, 2019, there was $171,332 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan; that cost is expected to be recognized over a weighted average period of 2.2 years.

(6) Accrued Expenses

Accrued expenses at December 28, 2019 and December 29, 2018 consist of the following:

	2019	2018

Accrued legal and accounting	$62,725	$67,000
Accrued payroll and related costs	518,015	594,641
Accrued other	234,426	313,674
	$815,166	$975,315

(7) Revolving Line of Credit

In September 2019, the Company entered into revolving line of credit (“LOC”) with Massachusetts Business Development Corporation(“BDC”) in the amount of $2.5 million. This agreement replaces the $1.25 million line of credit with Santander Bank. The agreement includes a demand note allowing the Lender to call the loan at any time. The Company may terminate the agreement without a termination fee after 3 years. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of LIBOR plus 650 basis points. The LOC was initially limited to a maximum of $2.0 million and included a requirement that the total loss for 2019 be $640 thousand or better before the company will be able to access the full $2.5 million. At December 28, 2019 the Company had $1.25 million of borrowings under this LOC and its borrowing base at the time would have permitted an additional $750 thousand to have been borrowed . Total Interest Expense for 2019 was $44 thousand.

(8) Income Taxes

Components of income tax expense (benefit) for each year are as follows:

	2019	2018
Current
Federal	$(33,874)	$(67,956)
State	456	456

Current income tax provision (benefit):	(33,418)	(67,500)

Deferred:
Federal	(6,387)	2,285,758
State	45,261	566,161

Deferred income tax provision (benefit), net	38,874	2,851,919

Total	$5,456	$2,784,419

Deferred tax assets as of December 28, 2019 and December 29, 2018 are as follows:

	December 28, 2019	December 29, 2018
Deferred Tax Assets:

Net operating loss carryforwards	$884,508	$738,213
Stock compensation	543,614	524,893
Credit carryforwards	1,317,445	1,365,068
Inventory	316,943	281,192
Accrued liabilities	18,920	21,615
Depreciation	237,449	215,936
Other	2,732	2,985
Gross deferred tax assets	3,321,611	3,149,902
Valuation allowance	3,173,738	2,963,155
Net deferred tax assets	$147,873	$186,747

At December 28, 2019 and December 29, 2018 the Company had net operating loss carryforwards of approximately $3,278,463 and $2,742,700, respectively, available to offset future income for U.S. Federal income tax purposes.

The Company established a valuation reserve as it is judged more likely than not that all or a portion of the tax credits will not be used before they expire. This decision was initially reached in 2018 after giving greater weight to its losses over the last three years compared with its forecast of the future.

A summary of the change in the deferred tax asset is as follows:

	2019	2018

Balance at beginning of year	$3,150,155	$3,038,666

Deferred tax benefit (provision)	171,456	111,236
Valuation allowance	(3,173,738)	(2,963,155)
Balance at end of year	$147,873	$186,747

Income tax expense is different from the amounts computed by applying the U.S. federal statutory income tax rate of 21 percent to pretax income as a result of the following:

	2019	2018

Tax at statutory rate	$(125,527)	$(193,000)
State tax, net
of federal benefit	360	450

Net operating loss and
credit carryforwards	153,204	(68,857)

Valuation allowance	210,836	2,962,902

Other	(233,417)	82,924

Total	$5,456	$2,784,419

The Company’s income tax filings are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations for the years 2016 through 2019.

(9) Retirement Savings Plan

The Company sponsors a Retirement Savings Plan (the ‘Plan’) under the provisions of Section 401 of the Internal Revenue Code. Employees, as defined in the Plan, are eligible to participate in the Plan after 30 days of employment. Under the terms of the Plan, the Company may match employee contributions under such method as described in the Plan and as determined each year by the Board of Directors. During 2019 and 2018 the Company did not offer a 401k match.

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

Revenues from significant customers as a percentage of total revenues in 2019 and 2018 were as follows:

	Percent of Total Revenues
Significant Customer	2019	2018
A	43%	36%
B	14%	17%
C	13%	12%

As of December 28, 2019, the Company had trade accounts receivable due from these three customers that accounted for 85% of total trade accounts receivable as of that date. No other customer balances constitute 10% or more of accounts receivable at December 28, 2019. To further mitigate the potential for credit losses the Company has acquired a credit insurance policy covering most of our sales to non-US accounts. Management believes that any credit risks have been properly provided for in the accompanying financial statements.

The Company’s revenue was derived from the following countries in 2018 and 2017:

	Percent of Total Revenues
Country	2019	2018
United States of America	25%	33%
Germany	44%	53%
Other	31%	14%

Many of the Company’s customers based in the United States conduct design, purchasing and payable functions in the United States, but manufacture overseas. Revenue generated from shipments made to customers’ locations outside the United States accounted for 75% and 67% of total revenue in 2019 and 2018, respectively.

All of the Company’s long-lived assets and operations are located in the United States.

(11) Commitments and Contingencies

On January 24, 2018 the Company received a “Claim and Non-Conformance Notification” from one of its European customers related to plating performed by a third party vendor of the Company. On April 11, 2018 the Company received a “Follow-up Claim and Non-Conformance Notification” from the customer. No amounts for damages had been recorded in the financial statements as management believed that it was not possible at the time to quantify the potential impact, if any, to the Company.

On July 9, 2019, the Company received confirmation from its customer accepting the settlement offer of the Company’s insurer and on October 9, 2019 the Company entered into a Settlement and Release Agreement resulting in no loss to the Company.