Form 10-Q
period 2020-03-28
CPS TECHNOLOGIES CORP/DE/
filed 2020-05-12
CIK 814676

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 28, 2020

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

[ ] Yes       [X] No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                        Trading Symbol(s)       Name of each exchange on which registered

Common Stock, $0.01 par value                        CPSH                           NASDAQ Capital Markets

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Number of shares of common stock outstanding as of May 8, 2020: 13,207,436.

PART I  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORP.

Balance Sheets (Unaudited)

	March 28,	December 28,
	2020	2019
ASSETS

Current assets:
Cash and cash equivalents	$122,255	$133,965
Accounts receivable-trade, net	5,959,224	4,086,945
Inventories, net	3,595,338	3,099,824
Prepaid expenses and other current assets	227,459	147,786
Total current assets	9,904,276	7,468,520
Property and equipment:
Production equipment	9,919,484	9,649,169
Furniture and office equipment	508,423	508,423
Leasehold improvements	934,195	934,195
Total cost	11,362,102	11,091,787

Accumulated depreciation and amortization	(10,224,691)	(10,110,663)
Construction in progress	286,891	255,754
Net property and equipment	1,424,302	1,236,878
Right-of-use lease asset	136,000	171,000
Deferred taxes, net	147,873	147,873
Total Assets	$11,612,451	$9,024,271

See accompanying notes to financial statements.

(continued)

CPS TECHNOLOGIES CORP.

Balance Sheets (Unaudited)

(concluded)

	March 28,	December 28,
	2020	2019
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Borrowings against line of credit	1,577,506	1,249,588
Note payable, current portion	45,980	—
Accounts payable	2,621,862	1,436,417
Accrued expenses	691,921	815,166
Deferred revenue	381,216	21,110
Lease liability, current portion	136,000	148,000

Total current liabilities	5,454,485	3,670,281

Note payable less current portion	159,649	—
Long term lease liability	—	23,000

Total liabilities	5,614,134	3,693,281
Commitments (note 4)
Stockholders’ equity:
Common stock, $0.01 par value,
authorized 20,000,000 shares;
issued 13,427,492 shares;
outstanding 13,207,436 shares;
at March 28, 2020 and December 28, 2019, respectively	134,275	134,275
Additional paid-in capital	36,159,874	36,094,201
Accumulated deficit	(29,778,779)	(30,380,433)
Less cost of 220,056 common shares repurchased
at March 28, 2020 and December 28, 2019,	(517,053)	(517,053)

Total stockholders’ equity	5,998,317	5,330,990

Total liabilities and stockholders’
equity	$11,612,451	$9,024,271

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.

Statements of Operations (Unaudited)

	Fiscal Quarters Ended
	March 28,	March 30,
	2020	2019

Revenues:
Product sales	$6,511,571	$5,269,538

Total revenues	6,511,571	5,269,538
Cost of product sales	4,961,361	5,110,114

Gross Margin	1,550,210	159,424
Selling, general, and
administrative expense	928,590	903,686

Income (loss) from operations	621,620	(744,262)
Other income (expense), net	(19,966)	48

Income (loss) before taxes	601,654	(744,214)
Income tax provision (benefit)	—	—

Net income (loss)	$601,654	$(744,214)

Net income (loss) per
basic common share	$0.05	$(0.06)

Weighted average number of
basic common shares
outstanding	13,207,436	13,206,069

Net income (loss) per
diluted common share	$0.05	$(0.06)

Weighted average number of
diluted common shares
outstanding	13,247,131	13,206,069

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH  28, 2020 AND MARCH 30, 2019

	Common Stock
	Number of		Additional			Total
	shares	Par	paid-in	Accumulated	Stock	stockholders’
	issued	Value	capital	deficit	repurchased	equity
Balance at December 28, 2019	13,427,492	$134,275	$36,094,201	(30,380,433)	(517,053)	5,330,990
Share-based compensation expense	—	—	65,673	—	—	65,673
Net income (loss)				601,654	—	601,654
Balance at March 28, 2020	13,427,492	134,275	36,159,874	(29,778,779)	(517,053)	5,998,317

Balance at December 29, 2018	13,425,992	$134,260	$35,960,545	(29,742,231)	(517,053)	5,835,521
Share-based compensation expense	—	—	58,986	—	—	58,986
Issuance of common stock	1,500	15	2,235	—	—	2,250
Net income (loss)				(744,214)	—	(744,214)
Balance at March 30, 2019	13,427,492	134,275	36,021,766	(30,486,445)	(517,053)	5,152,543

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.

Statements of Cash Flows (Unaudited)

	Fiscal Quarters Ended
	March 28,	March 30,
	2020	2019

Cash flows from operating activities:
Net income (loss)	$601,654	$(744,214)
Adjustments to reconcile net income (loss)
to cash used in operating activities:
Depreciation and amortization	128,759	139,465
Share-based compensation	65,673	61,236
Gain on sale of property and equipment	(5,000)	—
Changes in:
Accounts receivable-trade	(1,872,279)	(138,667)
Inventories	(495,514)	115,342
Prepaid expenses and other current assets	(79,673)	(47,209)
Accounts payable	1,185,445	388,619
Accrued expenses	(123,245)	(255,980)
Deferred revenue	360,106	—
Net cash used in operating activities	(234,074)	(481,408)

Cash flows from investing activities:
Purchases of property and equipment	(107,600)	(116,327)
Proceeds from sale of property and equipment	5,000	—
Net cash used in investing
activities	(102,600)	(116,327)
Cash flows from financing activities:
Net borrowings on line of credit	327,918	200,000
Payments on note payable	(2,954)	—
Net cash provided by
financing activities	324,964	200,000

Net decrease in cash and cash equivalents	(11,710)	(397,735)
Cash and cash equivalents at beginning of period	133,965	628,804
Cash and cash equivalents at end of period	$122,255	$231,069

Supplemental disclosures of cash flows information:
Cash paid for interest	$33,216	$—

Supplemental disclosures of non-cash activity:
Issuance of note payable to finance equipment purchase	$208,583	$—

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

The Company’s balance sheet at December 28, 2019 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2019 and in CPS’s other SEC reports, which are accessible on the SEC’s website at www.sec.gov and the Company’s website at www.alsic.com.

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

The following table presents the calculation of both basic and diluted EPS:

	Three Months Ended
	March 28,	March 30,
	2020	2019
Basic EPS Computation:
Numerator:
Net income (loss)	$601,654	$(744,214)

Denominator:
Weighted average
Common shares
Outstanding	13,207,436	13,206,069

Basic EPS	$0.05	$(0.06)

Diluted EPS Computation:
Numerator:
Net income (loss)	$601,654	$(744,214)

Denominator:
Weighted average
Common shares
Outstanding	13,207,436	13,206,069
Dilutive effect of stock options	39,695	—

Total Shares	13,247,131	13,206,069

Diluted EPS	$0.05	$(0.06)

(4)        Commitments & Contingencies

Commitments

Leases

The Company has two real estate leases—one expiring in February 2021 and one with an 11 month duration with options to extend additional years. Since the latter is not reasonably certain that any options will be exercised, it has not been recorded on the balance sheet. CPS also has a few other leases for equipment which are minor in nature and are generally short-term in duration. None of these have been capitalized.

The lease expiring in 2021 is included as a right-of-use lease asset and corresponding lease liability on the balance sheet. This asset and liability was recognized on December 30, 2018 based on the present value of remaining lease payments over the remaining lease term using the Company’s incremental borrowing rate at commencement dates. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Operating Leases

Lease expense for operating leases is recognized on a straight-line basis over the lease term. Lease expense is included in rents on the statements of operations and is reported net of lease income. Lease income is not material to the results of operations for the quarter ended March 28, 2020.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s capitalized operating leases as of March 28, 2020

(Dollars in Thousands)	March 28, 2020
Maturity of capitalized lease liabilities	Lease payments
2020	117
2021	26
Total undiscounted operating lease payments	$143
Less: Imputed interest	(7)
Present value of operating lease liability	$136

Balance Sheet Classification
Current lease liability	$136
Long-term lease liability	0
Total operating lease liability	$136
Other Information
Weighted-average remaining lease term for capitalized operating leases	11 months
Weighted-average discount rate for capitalized operating leases	6.5%

Operating Lease Costs and Cash Flows

Operating lease cost and cash paid was $38 thousand during the first quarter of 2020. This cost is related to its long-term operating lease. All other short-term leases were immaterial.

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

During the quarters ended March 28, 2020 and March 30, 2019 a total of 59,000 and 79,000 stock options, respectively, were granted to employees under the Company’s 2020 Equity Incentive Plan and 2009 Stock Incentive Plan, respectively (collectively the “Plan”) and a total of 60,000 and 45,000 stock options, respectively, were granted to outside directors during the quarters ended March 28, 2020 and March 30, 2019

During the quarter ended March 28, 2020 there were no shares issued and during the quarter ended March 30, 2019 there were 1,500 shares issued.

As of March 28, 2020, there was $198 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan; that cost is expected to be recognized over a weighted average period of 1.47 years.

During the quarters ended March 28, 2020 and March 30, 2019, the Company recognized approximately $66 thousand and $59 thousand, respectively, as shared-based compensation expense related to previously granted shares under the Plan.

(6)        Inventories

Inventories consist of the following:

	March 28,	December 28,
	2020	2019
Raw materials	$818,501	$778,409
Work in process	2,005,211	1,898,916
Finished goods	1,220,988	871,861
Gross inventory	4,044,700	3,549,186

Reserve for obsolescence	(449,362)	(449,362)
Inventories, net	$3,595,338	$3,099,824

(7)        Accrued Expenses

Accrued expenses consist of the following:

	March 28,	December 28,
	2020	2019
Accrued legal and accounting	$28,755	$62,725
Accrued payroll and related expenses	508,327	518,015
Accrued other	154,839	234,426
Total Accrued Expenses	$691,921	$815,166

(8)        Line of Credit

In September 2019, the Company entered into revolving line of credit with The Massachusetts Business Development Corporation (BDC) in the amount of $2.5 million.  The agreement includes a demand note allowing the Lender to call the loan at any time.  CPS may terminate the agreement without a termination fee after 3 years.  The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of LIBOR plus 650 basis points. At March 28, 2020 the Company had $1.578 million of borrowings under this LOC and its borrowing base at the time would have permitted an additional $922 thousand to have been borrowed.

The line of credit is subject to certain financial covenants, all of which have been met.

(9)        Note Payable

In March 2020, the company acquired a Sonoscan ultrasound microscope for a price of $208.  The full amount was financed through a 5 year note payable with Crest Capital Corporation.  The note is collateralized by the microscope and is being paid in monthly installments of $4, consisting of principal plus interest at a rate of 6.47%.

(10)       Income Taxes

A valuation allowance against deferred tax assets is required to be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. In December 2018, the Company established a valuation allowance reserve, as it is judged more likely than not that all or a portion of its deferred tax assets will not be utilized before they expire. This decision was reached after giving greater weight to the Company’s losses in recent years as compared to its forecasts.

The Coronavirus Aid, Relief and Economic Security Act (“Act”) became law on March 27, 2020. The Act contains two provisions that provide a tax benefit to the Company. The Act suspends the current 80% limitation on the utilization of net operating losses for taxable years beginning in 2018, 2019 and 2020. The Act also allows net operating losses arising in 2018, 2019 and 2020 to be carried back five years. The Act also accelerates the ability of the Company to recover Federal alternative minimum tax credits.

The Company recorded a reduction of the valuation allowance reserve of $216 thousand during the quarter ended March 28, 2020 to account for the utilization of deferred tax assets to reduce the current tax liability for the quarter ended March 28, 2020. As a result of the utilization of deferred tax assets, the Company did not record a provision for income taxes for the quarter ended March 28, 2020.

ITEM 2       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the financial statements of the Company and notes thereto included in this report and the Company’s Annual Report on Form 10-K for the year ended December 28, 2019 and in CPS’s other SEC reports, which are accessible on the SEC’s website at www.sec.gov and the Company’s website at www.alsic.com.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. There are a number of factors that could cause the Company’s actual results to differ materially from those forecasted or projected in such forward-looking statements.  This includes the impact of the COVID-19 pandemic, which is discussed in Item 3 of this report. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof.  The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or changed circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

The critical accounting policies utilized by the Company in preparation of the accompanying financial statements are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 28, 2019, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There have been no material changes to these policies since December 28, 2019.

Overview

Products we provide include baseplates for motor controllers used in high-speed electric trains, subway cars, wind turbines, and hybrid and electric vehicles.  We provide baseplates and housings used in radar, satellite and avionics applications.  We provide lids and heat spreaders used with high performance integrated circuits for use in internet switches and routers.   We provide baseplates and housings used in modules built with Wide Band Gap Semiconductors like SiC and GaN. CPS also assembles housings and packages for hybrid circuits. These housings and packages may include MMC components; they may include components made of more traditional materials such as aluminum, copper-tungsten, etc.

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

Results of Operations for the First Fiscal Quarter of 2020 (Q1 2020) Compared to the First Fiscal Quarter of 2019 (Q1 2019); (all $ in 000’s)

Revenues totaled $6,512 in Q1 2020 compared with $5,270 generated in Q1 2019, an increase of 24%. About one third of this increase was due to increased unit volume with the balance due to price changes in Q1 2020 compared with Q1 2019.

Gross margin in Q1 2020 totaled $1,550 or 24% of sales. This compares with gross margin in Q1 2019 of $159 or 3% of sales.  Increases in sales volume as well as a reduction in manufacturing expenses of $202 predominantly account for this change.  As stated above, the sales increase was the result of increases in both unit sales volume and price.  The increase of unit sales volume was more than offset by increased efficiencies in manufacturing resulting in the reduction in manufacturing expenses.

Selling, general and administrative (SG&A) expenses totaled $929 in Q1 2020 compared with SG&A expenses of $904 in Q1 2019.  Although the Company has been able to reduce sales commission rates where appropriate, this increase was due almost entirely to increased sales commissions as a result of increased sales.

The Company experienced an operating profit of $622 in Q1 2020 compared with an operating loss of $744 in Q1 2019 as a result of the improved gross margin.

The Company is part of the Defense Industrial Base and thus has been open and operating throughout the COVID-19 pandemic.  The COVID-19 pandemic did not affect financial results for the quarter ended March 28, 2020.  The Company believes the pandemic will negatively affect financial results, at least modestly, in upcoming quarters.

Since the outbreak of the pandemic, the Company has aggressively implemented CDC guidelines in the workplace to prevent the spread of COVID-19.  For example, the Company has staggered shifts to eliminate overlap at shift changes, reorganized workstations to ensure social distancing, implemented daily screening of all employees by taking employees’ temperatures, etc.    Where possible, employees are working from home.

Demand from customers remains strong as of today, but this demand may be reduced due to COVID-19 related factors such as government-mandated business closings, inability of our customers to obtain components from other suppliers, etc.

We are now seeing certain operating costs increasing such as freight costs.   Employee absenteeism has increased due to school closings, employees caring for sick family members, etc. Increased absenteeism is causing labor inefficiencies and increased use of overtime.

Because demand has remained strong, no employees have been furloughed and employee hours have not been reduced.   The Company does not currently need and is not participating in the Payroll Protection Program of the CARES Act.   The Families First Coronavirus Response Act requires the Company to pay employees who are absent due to specific COVID-19 reasons, but allows the Company to recover this cost via a reduction in the Company’s portion of payroll taxes.

All of these factors combine to create a higher degree of uncertainty regarding future financial performance, however, as of today the Company believes the effect of the COVID-19 pandemic on future financial performance will be negative, but modest.

Liquidity and Capital Resources (all $ in 000’s unless noted)

The Company’s net cash and cash equivalents at March 28, 2020 totaled ($1,455). (Net cash is defined as cash and cash equivalents less bank borrowings.)  This compares to cash and cash equivalents at December 28, 2019 of ($1,116). Payment terms for customers range from payment in advance to 90 days from shipment and are based on factors such as credit worthiness, volume of business, etc.  The decrease in net cash was due primarily to longer terms for our large customers, including the elimination of the prompt pay discount, resulting in an increase in working capital (i.e. receivables and inventory less payables and accruals).

Accounts receivable at March 28, 2020 totaled $5,959 compared with $4,087 at December 28, 2019. Days Sales Outstanding (DSO) increased from 67 days at the end of 2019 to 77 days at the end of Q1 2020. The increase in DSO was due to higher sales at the end of the quarter compared to the beginning of the quarter, as well as higher sales to one customer with longer payment terms. The accounts receivable balances at December 28, 2019, and March 28, 2020 were both net of an allowance for doubtful accounts of $10.

Inventories totaled $3,595 at March 28, 2020 compared with inventory totaling $3,100 at December 28, 2019. The inventory turnover in the most recent four quarters ending Q1 2020 was 6.0 times (based on a 5 point average) compared with 6.2 times averaged during the four quarters of 2019.

The Company financed its increase in working capital in Q1 2020 from its profit and increased borrowings of $328 from its line of credit with BDC Capital.  The Company expects it will continue to be able to fund its operations for the remainder of 2020 from existing cash balances and bank borrowings.

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

Contractual Obligations (all $ in 000’s unless otherwise noted)

In September 2019, the Company entered into revolving line of credit (LOC) with Massachusetts Business Development Corporation (BDC) in the amount of $2.5 million.  This agreement replaces the $1.25 million line of credit with Santander Bank.  The agreement includes a demand note allowing the Lender to call the loan at any time.  The Company may terminate the agreement without a termination fee after 3 years.  The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of LIBOR plus 650 basis points.  At March 28, 2020 the Company had $1.58 million of borrowings under this LOC and its borrowing base at the time would have permitted an additional $922 thousand to have been borrowed.  The increased availability has allowed the Company to end its policy of allowing prompt pay discounts to certain customers. This has and should continue to have a positive effect on the Company’s earnings going forward.

In March 2020, the company acquired a Sonoscan ultrasound microscope for a price of $208.  The full amount was financed through a 5 year note payable with Crest Capital Corporation.  The note is collateralized by the microscope and is being paid in monthly installments of $4, consisting of principal plus interest at a rate of 6.47%

As of March, 28 2020 the Company had $287 of construction in progress and no outstanding commitments to purchase production equipment.

The Company has two real estate leases—one expiring in February 2021 and one with an 11 month duration with options to extend additional years. Since the latter is not reasonably certain that any options will be exercised, it has not been recorded on the balance sheet. CPS also has a few other leases for equipment which are minor in nature and are generally short-term in duration. None of these have been capitalized. (Note 4, Leases)

ITEM 3             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not significantly exposed to the impact of interest rate changes or foreign currency fluctuations.  The Company has not used derivative financial instruments.

The COVID-19 pandemic presents several risks for the Company.  The Company is part of the Defense Industrial Base and thus has remained open and operating throughout the pandemic.  The primary risks resulting from the pandemic are potential declines in customer demand due to government-mandated business closures and increased operating costs resulting from pandemic-related factors such as increased freight costs and increased employee absenteeism causing labor inefficiencies and increased use of overtime.

 The COVID-19 pandemic did not materially affect financial results for the quarter ended March 28, 2020.  The Company believes it will negatively affect financial results, at least modestly, in upcoming quarters, due to the risks described above.

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

PART II OTHER INFORMATION

ITEM 1             LEGAL PROCEEDINGS

            None.

ITEM 1A           RISK FACTORS

            There have been no material changes to the risk factors as discussed in our 2019 Form 10-K.

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

Exhibit 32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(b)           Reports on Form 8-K:

On March 5, 2020 the Company filed a report on Form 8-K relating to the announcement of its financial results for the year ended December 28, 2019 as presented in a press release dated March 4, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPS TECHNOLOGIES CORPORATION

(Registrant)

Date:    May 12, 2020

/s/        Grant C. Bennett

Grant C. Bennett

Chief Executive Officer

Date:    May 12, 2020

/s/        Charles K. Griffith Jr.

Charles K. Griffith Jr.

Chief Financial Officer