Form 10-Q
period 2020-06-27
CPS TECHNOLOGIES CORP/DE/
filed 2020-08-10
CIK 814676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 27, 2020

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

[ ] Yes       [X] No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                         Trading Symbol(s)       Name of each exchange on which registered

Common Stock, $0.01 par value             CPSH                           NASDAQ Capital Markets

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Number of shares of common stock outstanding as of July 31, 2020: 13,296,168.

PART I  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORPORATION

Balance Sheets (Unaudited)

	June 27,	December 28,
	2020	2019
ASSETS

Current assets:
Cash and cash equivalents	$116,612	$133,965
Accounts receivable-trade, net	4,975,842	4,086,945
Inventories, net	3,872,868	3,099,824
Prepaid expenses and other current assets	173,237	147,786
Total current assets	9,138,559	7,468,520
Property and equipment:
Production equipment	10,008,886	9,649,169
Furniture and office equipment	508,423	508,423
Leasehold improvements	934,195	934,195
Total cost	11,451,504	11,091,787

Accumulated depreciation and amortization	(10,357,620)	(10,110,663)
Construction in progress	320,209	255,754
Net property and equipment	1,414,093	1,236,878
Right-of-use lease asset	100,000	171,000
Deferred taxes, net	147,873	147,873
Total assets	$10,800,525	$9,024,271

See accompanying notes to financial statements.

(continued)

CPS TECHNOLOGIES CORPORATION

Balance Sheets (Unaudited)

(concluded)

	June 27,	December 28,
	2020	2019
LIABILITIES AND STOCKHOLDERS` EQUITY

Current liabilities:
Borrowings against line of credit	1,026,765	1,249,588
Note payable, current portion	37,311	—
Accounts payable	1,770,160	1,436,417
Accrued expenses	908,994	815,166
Deferred revenue	482,997	21,110
Lease liability, current portion	100,000	148,000

Total current liabilities	4,326,227	3,670,281

Note payable less current portion	159,360	—
Long term lease liability	—	23,000

Total liabilities	4,485,587	3,693,281

Commitments (note 4)
Stockholders` equity:
Common stock, $0.01 par value,
authorized 20,000,000 shares;
issued 13,427,492;
outstanding 13,207,436;
at June 27, 2020 and December 28, 2019;	134,275	134,275
Additional paid-in capital	36,177,264	36,094,201
Accumulated deficit	(29,479,548)	(30,380,433)
Less cost of 220,056 common shares repurchased
at June 27, 2020 and December 28, 2019	(517,053)	(517,053)

Total stockholders` equity	6,314,938	5,330,990

Total liabilities and stockholders`
equity	$10,800,525	$9,024,271

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION

Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Revenues:
Product sales	$5,758,015	$6,366,951	$12,269,586	$11,636,489
Total revenues	5,758,015	6,366,951	12,269,586	11,636,489

Cost of product sales	4,574,686	5,191,964	9,536,047	10,302,078
Gross Margin	1,183,329	1,174,987	2,733,539	1,334,411

Selling, general, and
administrative expense	852,773	917,079	1,781,362	1,820,765
Income (loss) from operations	330,556	257,908	952,176	(486,354)

Interest income (expense), net	(31,325)	(7,310)	(51,291)	(7,261)
Net income (loss) before
income tax	299,231	250,598	900,885	(493,615)
Income tax provision (benefit)	—	—	—	—
Net income (loss)	$299,231	$250,598	$900,885	$(493,615)
Net income (loss) per
basic common share	$0.02	$0.02	$0.07	$(0.04)

Weighted average number of
basic common shares
outstanding	13,207,436	13,206,069	13,207,436	13,206,756
Net income (loss) per
diluted common share	$0.02	$0.02	$0.07	$(0.04)
Weighted average number of
diluted common shares
outstanding	13,259,783	13,260,261	13,253,457	13,206,756

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 27, 2020 AND JUNE 29, 2019

	Common Stock		Additional			Total
	Number of		paid-in	Accumulated	Stock	stockholders'
	shares issued	Par Value	capital	deficit	repurchased	equity
Balance at March 28, 2020	13,427,492	$134,275	$36,159,874	(29,778,779)	(517,053)	5,998,317
Share-based compensation expense	—	—	17,390	—	—	17,390
Issuance of common stock	—	—	—	—	—	—
Net income				299,231	—	299,231
Balance at June 27, 2020	13,427,492	134,275	36,177,264	(29,479,548)	(517,053)	6,314,938

	Common Stock		Additional			Total
	Number of		paid-in	Accumulated	Stock	stockholders'
	shares issued	Par Value	capital	deficit	repurchased	equity
Balance at December 28, 2019	13,427,492	$134,275	$36,094,201	(30,380,433)	(517,053)	5,330,990
Share-based compensation expense	—	—	83,063	—	—	83,063
Issuance of common stock	—	—	—	—	—	—
Net income				900,885	—	900,885
Balance at June 27, 2020	13,427,492	134,275	36,177,264	(29,479,548)	(517,053)	6,314,938

	Common Stock		Additional			Total
	Number of		paid-in	Accumulated	Stock	stockholders'
	shares issued	Par Value	capital	deficit	repurchased	equity
Balance at March 30, 2019	13,427,492	$134,275	$36,021,766	(30,486,445)	(517,053)	5,152,543
Share-based compensation expense	—	—	26,411	—	—	26,411
Issuance of common stock	—	—	—	—	—	—
Net income				250,599	—	250,599
Balance at June 29, 2019	13,427,492	134,275	36,048,177	(30,235,846)	(517,053)	5,429,553

	Common Stock		Additional			Total
	Number of		paid-in	Accumulated	Stock	stockholders'
	shares issued	Par Value	capital	deficit	repurchased	equity
Balance at December 29, 2018	13,425,992	$134,260	$35,960,545	(29,742,231)	(517,053)	5,835,521
Share-based compensation expense	—	—	85,397	—	—	85,397
Issuance of common stock	1,500	15	2,235	—	—	2,250
Net (loss)				(493,615)	—	(493,615)
Balance at June 29, 2019	13,427,492	134,275	36,048,177	(30,235,846)	(517,053)	5,429,553

 See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION

Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 27,	June 29,
	2020	2019

Cash flows from operating activities:

Net income (loss)	900,885	$(493,615)
Adjustments to reconcile net income (loss)
to cash provided by (used in) operating activities:
Depreciation and amortization	261,688	278,369
Share-based compensation	83,063	87,647
Gain on sale of property and equipment	(5,000)	—

Changes in:
Accounts receivable-trade	(888,897)	(1,057,298)
Inventories	(773,044)	292,034
Prepaid expenses and other current assets	(25,451)	(64,304)
Accounts payable	333,743	4,819
Accrued expenses	93,828	(148,844)
Deferred revenue	461,887	—
Net cash provided by (used in) operating
activities	442,702	(1,101,192)
Cash flows from investing activities:
Purchases of property and equipment	(233,270)	(166,011)
Proceeds from sale of property and equipment	5,000	—
Net cash used in investing
activities	(228,270)	(166,011)
Cash flows from financing activities:
Net borrowings on line of credit	(222,823)	800,000
Payments on note payable	(8,962)
Net cash provided by (used in)
financing activities	(231,785)	800,000
Net decrease in cash and cash equivalents	(17,353)	(467,203)

Cash and cash equivalents at beginning of period	133,965	628,804
Cash and cash equivalents at end of period	$116,612	$161,601

Supplemental disclosures of cash flows information:
Cash paid for interest	65,741	—

Supplemental disclosures of non-cash activity:
Issuance of note payable to finance equipment purchase	208,583	—

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Notes to Financial Statements
(Unaudited)

(1)  Nature of Business

CPS Technologies Corporation (the “Company” or “CPS”) provides advanced material solutions to the electronics, power generation, automotive and other industries.   The Company’s primary advanced material solution is metal-matrix composites (MMC’s) which are a combination of metal and ceramic.

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

The following table presents the calculation of both basic and diluted EPS:

	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019

Basic EPS Computation:
Numerator:
Net income (loss)	$299,231	$250,598	$900,885	$(493,615)
Denominator:
Weighted average
Common shares
Outstanding	13,207,436	13,206,069	13,207,436	13,206,756
Basic EPS	$0.02	$0.02	$0.07	$(0.04)
Diluted EPS Computation:
Numerator:
Net income (loss)	$299,231	$250,598	$900,885	$(493,615)
Denominator:
Weighted average
Common shares
Outstanding	13,207,436	13,206,069	13,207,436	13,206,756
Dilutive effect of stock options	52,347	54,192	46,021	—
Total Shares	13,259,783	13,260,261	13,253,457	13,206,756
Diluted EPS	$0.02	$0.02	$0.07	$(0.04)

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term. Lease expense is allocated between Cost of Product Sales and Selling, General and Administrative Expense in the income statement.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s capitalized operating leases as of June 27, 2020

(Dollars in Thousands)	June 27, 2020
Maturity of capitalized lease liabilities	Lease payments
2020	$76
2021	26
Total undiscounted operating lease payments	$102
Less: Imputed interest	(2)
Present value of operating lease liability	$100

Additionally, the Company has short-term lease commitments not reflected in the schedule above and not recorded as a right-of-use asset in accordance with the Company’s accounting policy.

Balance Sheet Classification
Current lease liability (recorded in other current liabilities)	$100
Total operating lease liability	$100
Other Information
Weighted-average remaining lease term for capitalized operating leases	8 months
Weighted-average discount rate for capitalized operating leases	6.5%

Operating Lease Costs and Cash Flows

Operating lease cost and cash paid was $76 thousand during the first half year of 2020. This cost is related to its long-term operating lease. All other short-term leases were immaterial.

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

During the quarters ended June 27, 2020 and June 29, 2019 a total of 0 and 75,000 stock options, respectively, were granted to employees under the Company’s 2020 Equity Incentive Plan and 2009 Stock Incentive Plan, respectively (collectively the “Plan”)

During the quarters ended June 27, 2020 and June 29, 2019 there were no shares issued.

During the three and six months ended June 27, 2020, the Company recognized $17,390 and $83,063, respectively, as shared-based compensation expense related to previously granted shares under the Plan.

During the three and six months ended June 29, 2019, the Company recognized $26,411 and $85,397, respectively, as shared-based compensation expense related to previously granted shares under the Plan.

(6)  Inventories

Inventories consist of the following:

	June 27,	December 28,
	2020	2019
Raw materials	$941,757	$778,409
Work in process	1,997,260	1,898,916
Finished goods	1,383,213	871,861
Total inventory	4,322,230	3,549,186

Reserve for obsolescence	(449,362)	(449,362)
Inventories, net	$3,872,868	$3,099,824

(7)  Accrued Expenses

Accrued expenses consist of the following:

	June 27,	December 28,
	2020	2019

Accrued legal and accounting	$42,255	$62,725
Accrued payroll and related expenses	755,148	518,015
Accrued other	111,591	234,426

	$908,994	$815,166

(8)        Line of Credit

In September 2019, the Company entered into revolving line of credit with The Massachusetts Business Development Corporation (BDC) in the amount of $2.5 million.  In May of 2020 this credit line was increased to $3.0 million.  The agreement includes a demand note allowing the Lender to call the loan at any time.  CPS may terminate the agreement without a termination fee after 3 years.  The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of LIBOR plus 650 basis points. At June 27, 2020 the Company had $1.027 million of borrowings under this LOC and its borrowing base at the time would have permitted an additional $1.973 million to have been borrowed.

The line of credit is subject to certain financial covenants, all of which have been met or waived.

(9)        Note Payable

In March 2020, the company acquired a Sonoscan ultrasound microscope for a price of $208 thousand.  The full amount was financed through a 5 year note payable with Crest Capital Corporation.  The note is collateralized by the microscope and is being paid in monthly installments of $4 thousand, consisting of principal plus interest at a rate of 6.47%.

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

No provision for income taxes was provided during the quarter and six months ended June 27, 2020, as the Company continues to maintain a full valuation allowance against the majority of its deferred tax assets and no current tax is forecasted for the year.

ITEM 2       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the financial statements of the Company and notes thereto included in this report and the Company’s Annual Report on Form 10-K for the year ended December 28, 2019.

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

The manufacturing process for MMCs (infusing ceramic materials with molten metals) is complicated and results in varying yields, which poses challenges to profitability for less developed manufacturers.

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

Results of Operations for the Second Fiscal Quarter of 2020 (Q2 2020) Compared to the Second Fiscal Quarter of 2019 (Q2 2019); (all $ in 000s)

Total revenue was $5,758 in Q2 2020, a 10% decrease compared with total revenue of $6,367 in Q2 2019. This decrease was due primarily to a decrease in the sale of baseplates and the shipment of a large infrequent order in Q2 2019. Price increases of 10% offset the overall revenue decrease in Q2 2020 revenue compared with Q2 2019.

Gross margin in Q2 2020 totaled $1,183 or 21% of sales.  In Q2 2019, gross margin was $1,175 or 18% of sales.   This increase in margin was primarily due to increased pricing and product mix.

Selling, general and administrative expenses (SG&A) were $853 in Q2 2020, down 7% when compared with SG&A expenses of $917 in Q2 2019.  This reduction in SG&A expense was due, almost equally, to reduced sales commissions on reduced revenue, and reduced travel expenses, as virtually all company travel was shut down due to the Covid-19 pandemic.

In Q2, 2020, the Company incurred interest expense of $32 due to bank borrowings.  This compares with interest expense of $7 in Q2 of 2019.  The increase in interest is due to increased borrowings to finance the growth of accounts receivable and inventory

The Company experienced operating income of $331 compared with an operating income of $258 in the same quarter last year. This increase in operating income is due primarily to the decrease in SG&A expense, discussed above. The net income for Q2 2020 totaled $299 versus $251 in Q2 2019.

Results of Operations for the First Six Months of 2020 Compared to the First Six Months of 2019 (all $ in 000s)

Total revenue was $12,270 in the first half of 2020, a 5% increase compared with total revenue of $11,636 in the first six months of 2019. This increase was due primarily to a 12% increase in pricing during the first half of 2020 compared with the first half of 2019.

Gross margin in the first six months of 2020 totaled $2,734 or 22% of sales.  In the first six months of 2019 gross margin totaled $1,334 or 11% of sales.  This increase was due to the increase in revenues, pricing, and product mix.

Selling, general and administrative (SG&A) expenses were $1,781 during the first six months of 2020, down 2% compared with SG&A expenses of $1,821 in the first six months of 2019  This reduction is due primarily to reductions in travel due to the Covid-19 pandemic.

During the first half of 2020, the Company incurred interest expense of $66 due to bank borrowings.  This compares with interest expense of $7 incurred during the first half of 2019.  The increase in interest is due to increased borrowings to finance the growth of accounts receivable and inventory

In the first six months of 2020 the Company had operating income of $952 compared with an operating loss of $486 in the same period last year.  The net income for the first six months of 2020 totaled $901 versus a net loss of $494 in the first six months of 2019.

Liquidity and Capital Resources (all $ in 000s unless noted)

The Company’s cash and cash equivalents at June 27, 2020 totaled $117.  The Company’s net cash, which considers the $1,027 of bank borrowings, totaled a negative $910 at the end of the second quarter. This compares to cash and cash equivalents at December 28, 2019 of $134 and net cash of negative $1,116. The improvement in net cash was due to the gains from operations.

Accounts receivable at June 27, 2020 totaled $4,976 compared with $4,087 at December 28, 2019.

Days Sales Outstanding (DSO) increased from 67 days at the end of 2019 to 78 days at the end of Q2 2020.  The increase in DSO was due to higher sales to one large customer with longer payment terms. The accounts receivable balances at December 29, 2019, and June 27, 2020 were both net of an allowance for doubtful accounts of $10.

Inventories totaled $3,873 at June 27, 2020 compared with inventory totaling $3,100 at December 28, 2019. This increase was due to increased finished goods awaiting outside plating services for our two largest customers.  The inventory turnover in the most recent four quarters ending Q2 2020 was 5.5 times, down from 6.2 times averaged during the four quarters of 2019 (based on a 5 point average).

The Company financed its increase in working capital in Q2 2020 from its profit.  The Company expects it will continue to be able to fund its operations for the remainder of 2020 from existing cash balances and bank borrowings.

The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its business objectives.

Contractual Obligations

In September 2019, the Company entered into revolving line of credit (LOC) with Massachusetts Business Development Corporation (BDC) in the amount of $2.5 million.  This agreement was amended in May 2020 to increase the line to $3.0 million.  The agreement includes a demand note allowing the Lender to call the loan at any time.  The Company may terminate the agreement without a termination fee after 3 years.  The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of LIBOR plus 650 basis points.  At June 27, 2020 the Company had $1.03 million of borrowings under this LOC and its borrowing base at the time would have permitted an additional $1.97 million to have been borrowed.  The increased availability has allowed the Company to end its policy of allowing prompt pay discounts to certain customers. This has and should continue to have a positive effect on the Company’s earnings going forward.

In March 2020, the company acquired a Sonoscan ultrasound microscope for a price of $208.  The full amount was financed through a 5 year note payable with Crest Capital Corporation.  The note is collateralized by the microscope and is being paid in monthly installments of $4, consisting of principal plus interest at a rate of 6.47%

As of June 27, 2020 the Company had $320 of construction in progress and no outstanding commitments to purchase production equipment.

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

The COVID-19 pandemic presents several risks for the Company.  The Company is part of the Defense Industrial Base and thus has remained open and operating throughout the pandemic.  The primary risks resulting from the pandemic are potential declines in customer demand and increased operating costs resulting from pandemic-related factors such as increased freight costs and increased employee absenteeism causing labor inefficiencies and increased use of overtime.

 The COVID-19 pandemic did affect financial results for the quarter ended June 27, 2020.  One of our major customers increased inventory above normal levels in Q1 to protect against the risk that their  suppliers, including CPS, would be unable to meet their demands due to the pandemic.  In addition, demand from their customers has declined.   This has resulted in this customer reducing Q2 purchases, and most likely will result in reduced Q3 and Q4 purchases.  The Company believes there will continue to be negative effects on financial results, at least modestly, in upcoming quarters, due to the risks described above.

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

PART II OTHER INFORMATION

ITEM 1             LEGAL PROCEEDINGS

None.

ITEM 1A           RISK FACTORS

There have been no material changes to the risk factors as discussed in our 2019 Form 10-K

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

Exhibit 32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(b)   Reports on Form 8-K:

On April 28, 2020 the Company filed a report on Form 8-K which included final tabulation of votes from the Company’s Annual Meeting of Shareholders held on April 24, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPS TECHNOLOGIES CORPORATION
(Registrant)

Date:    August 7, 2020
/s/        Grant C. Bennett
Grant C. Bennett
Chief Executive Officer

Date:    August 7, 2020

/s/        Charles K. Griffith Jr.

Charles K. Griffith Jr.

Chief Financial Officer