Form 10-Q
period 2020-09-26
CPS TECHNOLOGIES CORP/DE/
filed 2020-11-10
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 26, 2020
or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from          to

Commission file number          0-16088

CPS TECHNOLOGIES CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2832509
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

111 South Worcester Street
Norton, MA	02766-2102
(Address of principal executive offices)	(Zip Code)

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
[ ] Yes       [X] No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                         Trading Symbol(s)       Name of each exchange on which registered

Common Stock, $0.01 par value                        CPSH                           NASDAQ Capital Markets

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Number of shares of common stock outstanding as of October 30, 2020: 13,296,168.

PART I  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(continued on next page)

	September 26,	December 28,
	2020	2019
ASSETS

Current assets:
Cash and cash equivalents	$112,575	$133,965
Accounts receivable-trade, net	3,961,606	4,086,945
Inventories, net	4,187,272	3,099,824
Prepaid expenses and other current assets	173,583	147,786
Total current assets	8,435,036	7,468,520
Property and equipment:
Production equipment	10,282,980	9,649,169
Furniture and office equipment	508,423	508,423
Leasehold improvements	934,195	934,195
Total cost	11,725,598	11,091,787

Accumulated depreciation and amortization	(10,478,054)	(10,110,663)
Construction in progress	127,408	255,754
Net property and equipment	1,374,952	1,236,878
Right-of-use lease asset	63,000	171,000
Deferred taxes, net	114,253	147,873
Total assets	$9,987,241	$9,024,271

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Balance Sheets (Unaudited)
(concluded)

	September 26,	December 28,
	2020	2019
LIABILITIES AND STOCKHOLDERS` EQUITY

Current liabilities:
Borrowings against line of credit	835,123	1,249,588
Note payable, current portion	55,795	—
Accounts payable	1,221,642	1,436,417
Accrued expenses	720,182	815,166
Deferred revenue	358,000	21,110
Lease liability, current portion	63,000	148,000
Total current liabilities	3,253,742	3,670,281
Note payable less current portion	169,388	—
Long term lease liability	—	23,000
Total liabilities	3,423,130	3,693,281

Commitments (note 4)

Stockholders` equity:
Common stock, $0.01 par value,
authorized 20,000,000 shares;
issued 13,716,242 and 13,427,492, respectively;
outstanding 13,296,168 and 13,207,436, respectively;
at September 26, 2020 and December 28, 2019;	137,162	134,275
Additional paid-in capital	36,633,556	36,094,201
Accumulated deficit	(29,248,532)	(30,380,433)
Less cost of 420,074 and 220,056 common shares
repurchased, respectively;
at September 26, 2020 and December 28, 2019	(958,075)	(517,053)
Total stockholders` equity	6,564,111	5,330,990
Total liabilities and stockholders`
equity	$9,987,241	$9,024,271

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Operations (Unaudited)

	Fiscal Quarters Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Revenues:
Product sales	$4,452,387	$4,387,125	$16,721,973	$16,023,615
Total Revenues	4,452,387	4,387,125	16,721,973	16,023,615
Cost of product sales	3,514,813	4,164,187	13,050,860	14,466,266
Gross Margin	937,574	222,938	3,671,113	1,557,349
Selling, general and
administrative expense	684,836	702,413	2,466,198	2,523,178
Operating income (loss)	252,738	(479,475)	1,204,915	(965,829)
Interest income (expense), net	(21,263)	(16,495)	(87,004)	(23,757)
Other income (expense), net	(3)	—	14,446	—
Net income (loss) before income
tax expense	231,472	(495,970)	1,132,357	(989,586)
Income tax provision	456	—	456	—
Net income (loss)	$231,016	$(495,970)	$1,131,901	$(989,586)
Net income (loss) per
basic common share	$0.02	$(0.04)	$0.09	$(0.07)
Weighted average number of
basic common shares
outstanding	13,288,652	13,206,069	13,234,508	13,206,984
Net income (loss) per
diluted common share	$0.02	$(0.04)	$0.09	$(0.07)
Weighted average number of
diluted common shares
outstanding	13,456,486	13,206,069	13,320,915	13,206,984

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2020 AND SEPTEMBER 28, 2019

	Common Stock
	Number of		Additional			Total
	shares	Par	paid-in	Accumulated	Stock	stockholders’
	issued	Value	capital	deficit	repurchased	equity
Balance at June 27, 2020	13,427,492	$134,275	$36,177,264	(29,479,548)	(517,053)	6,314,938
Share-based compensation expense	—	—	17,389	—	—	17,389
Issuance of common stock	500	5	763	--	--	768
Employee option exercises	288,250	2,882	438,140	--	(441,022)	--
Net income	--	--	--	231,016	—	231,016
Balance at September 26, 2020	13,716,242	137,162	36,633,556	(29,248,532)	(958,075)	6,564,111

	Common Stock
	Number of		Additional			Total
	shares	Par	paid-in	Accumulated	Stock	stockholders’
	issued	Value	capital	deficit	repurchased	equity
Balance at December 28, 2019	13,427,492	$134,275	$36,094,201	(30,380,433)	(517,053)	5,330,990
Share-based compensation expense	—	—	100,452	—	—	100,452
Issuance of common stock	500	5	763	--	--	768
Employee option exercises	288,250	2,882	438,140	—	(441,022)	--
Net income	—	—	—	1,131,901	—	1,131,901
Balance at September 26, 2020	13,716,242	137,162	36,633,556	(29,248,532)	(958,075)	6,564,111

	Common Stock
	Number of		Additional			Total
	shares	Par	paid-in	Accumulated	Stock	stockholders’
	issued	Value	capital	deficit	repurchased	equity
Balance at June 29, 2019	13,427,492	$134,275	$36,048,177	(30,235,847)	(517,053)	5,429,552
Share-based compensation expense	—	—	28,000	—	—	28,000
Net (loss)	—	—	—	(495,970)	—	(495,970)
Balance at September 28, 2019	13,427,492	134,275	36,076,177	(30,731,817)	(517,053)	4,961,582

	Common Stock
	Number of		Additional			Total
	shares	Par	paid-in	Accumulated	Stock	stockholders’
	issued	Value	capital	deficit	repurchased	equity
Balance at December 29, 2018	13,425,992	$134,260	$35,960,545	(29,742,231)	(517,053)	5,835,521
Share-based compensation expense	—	—	113,397	—	—	113,397
Issuance of common stock	1,500	15	2,235	—	—	2,250
Net (loss)	—	—	—	(989,586)	—	(989,586)
Balance at September 28, 2019	13,427,492	134,275	36,076,177	(30,731,817)	(517,053)	4,961,582

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
Statements of Cash Flows (Unaudited)

	Nine Month Periods Ended
	September 26,	September 28,
	2020	2019
Cash flows from operating activities:
Net income	$1,131,901	$(989,586)
Adjustments to reconcile net income (loss)
to cash provided by (used in) operating activities
Depreciation & amortization	382,121	391,156
Share-based compensation	100,452	115,647
Deferred taxes	33,620	—
Gain on sale of property and equipment	(5,000)	—
Changes in:
Accounts receivable-trade	125,339	257,348
Inventories	(1,087,448)	401,822
Prepaid expenses	(25,797)	(16,982)
Accounts payable	(214,775)	(206,204)
Deferred revenue	336,890	—
Accrued expenses	(94,984)	(274,325)
Net cash provided by (used in) operating
activities	682,319	(321,124)
Cash flows from investing activities:
Purchases of property and equipment	(285,909)	(250,128)
Proceeds from sale of property and equipment	5,000	—
Net cash provided by (used in) investing
activities	(280,909)	(250,128)
Cash flows from financing activities:
Net borrowings on line of credit	(414,465)	412,732
Proceeds from employee stock options	768	—
Payments on note payable	(9,103)	—
Net cash provided by (used in)
financing activities	(422,800)	412,732
Net increase (decrease) in cash and cash equivalents	(21,390)	(158,520)
Cash and cash equivalents at beginning of period	133,965	628,804
Cash and cash equivalents at end of period	$112,575	$470,284
Supplemental disclosures of cash flows information:
Cash paid for income taxes	$—	$485
Cash paid for interest	$87,004	$—
Supplemental disclosures of non-cash activity:
Net exercise of stock options	$441,022	$--
Issuance of long term debt to finance equipment purchases	$247,807	$--

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

The following table presents the calculation of both basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Basic EPS Computation:
Numerator:
Net income (loss)	$231,016	$(495,970)	$1,131,901	$(989,586)

Denominator:
Weighted average
Common shares
Outstanding	13,288,652	13,206,069	13,234,508	13,206,984

Basic EPS	$0.02	$(0.04)	$0.09	$(0.07)

Diluted EPS Computation:
Numerator:
Net income (loss)	$231,016	$(495,970)	$1,131,901	$(989,586)

Denominator:
Weighted average
Common shares
Outstanding	13,288,652	13,206,069	13,234,508	13,206,984
Dilutive effect of stock options	167,834	—	87,217	—

Total Shares	13,456,486	13,206,069	13,320,915	13,206,984

Diluted EPS	$0.02	$(0.04)	$0.09	$(0.07)

(4)  Commitments & Contingencies

Commitments

Leases

The Company has two real estate leases—one expiring in February 2021 and one with an 11 month duration expiring December 2020. The latter is not expected to be renewed and has not been recorded on the balance sheet in accordance with Accounting Standards Codification (ASC) 842 for leases. CPS also has a few other leases for equipment which are minor in nature and are generally short-term in duration. None of these have been capitalized.

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

Operating Leases

Lease expense for operating leases is recognized on a straight-line basis over the lease term. Lease expense is allocated between Cost of Product Sales and Selling, General and Administrative Expense in the income statement

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s capitalized operating leases as of September 26, 2020

(Dollars in Thousands)	Sept 26, 2020
Maturity of capitalized lease liabilities	Lease payments
2020 (remaining)	39
2021	26
Total undiscounted operating lease payments	$65
Less: Imputed interest	(2)
Present value of operating lease liability	$63

Balance Sheet Classification
Current lease liability	$63
Long-term lease liability	—
Total operating lease liability	$63

Other Information
Weighted-average remaining lease term for capitalized operating leases	5 months
Weighted-average discount rate for capitalized operating leases	6.5%

Cash Flows

An initial right-of-use asset of $310 thousand was recognized as a non-cash asset addition with the adoption of the new lease accounting standard on December 30, 2018. Cash paid for the amounts included in the present value of operating lease liabilities was $114 thousand during the first nine months of 2020 and is included in operating cash flows.

Operating Lease Costs

Operating lease cost was $114 thousand during the first nine months of 2020. This cost is related to its long-term operating lease. All other short-term leases were immaterial.

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

There were no stock options granted or issued under the Plan during the quarters ended September 26, 2020 and September 28, 2019.

During the quarter ended September 26, 2020, 288,250 options were exercised at a weighted average price of $1.53, and 261,355 options expired at a weighted average price of $1.53.  Also, during the quarter 500 shares were gifted to an employee for completing 20 years of service to the company. During the quarter ended September 28, 2019, 24,000 options were forfeited and 16,000 options expired.

During the quarter ended September 26, 2020 the Company repurchased 200,018 shares for employees to facilitate their exercise of stock options. During the quarter ended September 28, 2019 there were no shares repurchased.

During the three and nine months ended September 26, 2020 the Company recognized approximately $17 thousand and $100 thousand, respectively as share-based compensation expense related to share and option grants. These amounts are included as a component of selling, general and administrative expenses in the statement of operations.

During the three and nine months ended September 28, 2019 the Company recognized approximately $28 thousand and $113 thousand, respectively as share-based compensation expense related to share and option grants. These amounts are included as a component of selling, general and administrative expenses in the statement of operations.

As of September 26, 2020, there was $163 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan; that cost is expected to be recognized over a weighted average period of 1.79 years. There were also 1,286,500 shares outstanding at a weighted average price of $1.81 with a weighted average remaining term of 5.35 years, and there were 1,022,400 shares exercisable at a weighted average price of $1.88 with a weighted average remaining term of 4.66 years. The Plan, as amended, is authorized to issue 3,000,000 shares of common stock. As of September 26, 2020, there were 1,392,350 shares available for future grants

(6)  Inventories

Inventories consist of the following:

	September 26,	December 28,
	2020	2019
Raw materials	$968,182	$778,409
Work in process	1,865,505	1,898,916
Finished goods	1,789,740	871,861
Total inventory	4,623,427	3,549,186

Reserve for obsolescence	(436,155)	(449,362)
Inventories, net	$4,187,272	$3,099,824

(7)  Accrued Expenses

Accrued expenses consist of the following:

	September 26,	December 28,
	2020	2019

Accrued legal and accounting	$73,171	$62,725
Accrued payroll	552,272	518,015
Accrued other	94,739	234,426
	$720,182	$815,166

(8)  Line of Credit

In September 2019, the Company entered into revolving line of credit with The Massachusetts Business Development Corporation (BDC) in the amount of $2.5 million.  In May of 2020 this credit line was increased to $3.0 million.  The agreement includes a demand note allowing the Lender to call the loan at any time.  CPS may terminate the agreement without a termination fee after 3 years.  The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of LIBOR plus 650 basis points. At September 26, 2020 the Company had $835 thousand of borrowings under this LOC and its borrowing base at the time would have permitted an additional $1.835 million to have been borrowed.

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

In July 2020 CPS placed into service a piece of manufacturing equipment which it financed with the machine’s vendor.  The equipment cost of $40 thousand will be paid at the rate of $2 thousand per month over 2 years, resulting in an implied interest rate of 1.90%.

The Company’s obligations including interest at September 26, 2020 consist of the following:

Remaining in:	Payments due by period
FY 2020	$17,250
FY 2021	$69,000
FY 2022	$63,984
FY 2023	$48,934
FY 2024 and thereafter	$57,089
Total	$256,257

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

No provision for income taxes was provided during the quarter and nine months ended September 26, 2020, as the Company continues to maintain a full valuation allowance against the majority of its deferred tax assets and no current tax is forecasted for the year.

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

COVID-19 Pandemic

 As a provider of “essential services”, CPS continues to be open and operating during the novel coronavirus pandemic. To date most of our customers remain open and operational. In Q3 we saw a significant increased volatility on the part of some of our customers, while for others it has been business as usual. We expect that this volatility will continue for at least the next several quarters. Unexpected reductions in demand on the part of two of our major customers led to a reduction in third quarter revenue. As these reductions were unexpected, by both CPS and our customers, inventory built to meet expected Q3 demand remains in inventory. We expect this inventory will be reduced over time, but will probably remain somewhat inflated over the next quarter or two.

CPS continues to follow CDC and OSHA guidance in our workplace. Employees’ temperatures are taken at the beginning of each shift, shift have been staggered to reduce employee overlap, workstations have been rearranged to ensure social distancing, all employees are using facemasks, et. The pandemic has had very little impact on our ability to produce and ship customer orders.

Results of Operations for the Third Fiscal Quarter of 2020 (Q3 2020) Compared to the Third Fiscal Quarter of 2019 (Q3 2019); (all $ in 000s)

Total revenue was $4,452 in Q3 2020, a 1% increase compared with total revenue of $4,387 in Q3 2019. This increase was due primarily to price increases of 6% offset by a reduction in sales volume of 5%. These price changes were implemented in Q4 2019 and Q1 2020.  In addition, the company was able to offset a $120 thousand reserve, increasing revenue, set up for potential quality issues at one customer.  This was a negotiated settlement against that customer’s reduction in purchases below the amount of their contractual obligation.

Gross margin in Q3 2020 totaled $938 or 21% of sales.  In Q3 2019, gross margin was $223 or 5% of sales.   This increase in margin was due to product mix, the aforementioned price increases, and increased operating efficiencies.

Selling, general and administrative expenses (SG&A) were $684 in Q3 2020, down 3% when compared with SG&A expenses of $702 in Q3 2019.  This decrease was primarily due to reduced travel as a result of the Covid-19 pandemic.

In Q3, 2020, the Company incurred interest expense of $21 due primarily to bank borrowings.  This compares with interest expense of $17 in Q3 of 2019.

The Company generated operating income of $253 compared with an operating loss of $479 in the same quarter last year. This increase in operating income is due primarily to the increase in pricing, discussed above. The net income for Q3 2020 totaled $231 versus a net loss of $496 in Q3 2019.

Results of Operations for the First Nine Months of 2020 Compared to the First Nine Months of 2019 (all $ in 000s)

Total revenue was $16,722 in the first nine months of 2020, a 4% increase compared with total revenue of $16,024 in the first nine months of 2019. This increase was due primarily to a 10% increase in pricing during the first nine months of 2020 compared with the first nine months of 2019.

Gross margin in the first nine months of 2020 totaled $3,671 or 22% of sales.  In the first nine months of 2019 gross margin totaled $1,557 or 10% of sales.  This increase was due to price increases, a change in product mix and increased operating efficiencies.

Selling, general and administrative (SG&A) expenses were $2,466 during the first nine months of 2020, down 2% compared with SG&A expenses of $2,523 in the first nine months of 2019.  This small decrease was primarily due to reduced travel as a result of the Covid-19 pandemic.

During the first nine months of 2020, the Company incurred interest expense of $87 due primarily to bank borrowings.  This compares with interest expense of $24 incurred during the first nine months of 2019.

In the first nine months of 2020 the Company generated operating income of $1,205 compared with an operating loss of $966 in the same period last year.  The net income for the first nine months of 2020 totaled $1,132 versus a net loss of $990 in the first nine months of 2019.

Liquidity and Capital Resources (all $ in 000s unless noted)

The Company’s cash and cash equivalents at September 26, 2020 totaled $113.  The Company’s net cash, which considers the $835 of bank borrowings, totaled a negative $722 at the end of the third quarter. This compares to cash and cash equivalents at December 28, 2019 of $134 and a net cash of negative $1,116. The increase in net cash was due to the income from operations offset by an increase in working capital.

Accounts receivable at September 26, 2020 totaled $3,962 compared with $4,087 at December 28, 2019.

Days Sales Outstanding (DSO) increased from 67 days at the end of 2019 to 80 days at the end of Q3 2020.  DSO’s at the end of 2019 were due to low sales during Q4 2019 to our European customers having extended payment terms compared to higher sales in Q3 2020. The accounts receivable balances at December 28, 2019, and September 26, 2020 were both net of an allowance for doubtful accounts of $10.

Inventories totaled $4,187 at September 26, 2020 compared with inventory totaling $3,100 at December 28, 2019. This increase was a result of an inventory build up due to expected increase in customer sales volume in Q3. Unexpectedly reduced demand by their customers caused them to reduce their buying from CPS.  The inventory turnover in the most recent four quarters ending Q3 2020 was 4.9 times, down from 6.2 times averaged during the four quarters of 2019 (based on a 5 point average).

The Company financed its working capital during the first nine months of 2020 from a combination of its net profit during the period and bank borrowings.  The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2020 from existing cash balances and bank borrowings.

The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its business objectives.

Contractual Obligations

In September 2019, the Company entered into revolving line of credit (LOC) with Massachusetts Business Development Corporation (BDC) in the amount of $2.5 million.  This agreement was amended in May 2020 to increase the line to $3.0 million.  The agreement includes a demand note allowing the Lender to call the loan at any time.  The Company may terminate the agreement without a termination fee after 3 years.  The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of LIBOR plus 650 basis points.  At September 26, 2020 the Company had $835 thousand of borrowings under this LOC and its borrowing base at the time would have permitted an additional $1.835 million to have been borrowed.  The increased availability has allowed the Company to end its policy of allowing prompt pay discounts to certain customers. This has and should continue to have a positive effect on the Company’s earnings going forward.

In March 2020, the company acquired an ultrasound microscope for a price of $208.  The full amount was financed through a 5 year note payable with a financing company.  The note is collateralized by the microscope and is being paid in monthly installments of $4, consisting of principal plus interest at a rate of 6.47%

In July 2020 CPS placed into service a piece of manufacturing equipment which it financed through a capital lease with the machine’s vendor.  The original lease amount was $40 thousand and will be paid at the rate of $2 thousand per month over 2 years with an interest rate of 1.9%.

As of September 26, 2020, the Company had $127 of construction in progress and no outstanding commitments to purchase production equipment.

The Company has two real estate leases—one expiring in February 2021 and one expiring December 31, 2020. Since the latter is not expected to be renewed, it has not been recorded on the balance sheet. CPS also has a few other leases for equipment which are minor in nature and are generally short-term in duration. None of these have been capitalized. (Note 4, Leases)

Management believes that a combination of existing cash balances and borrowings, if necessary, will be sufficient to fund our cash requirements for the foreseeable future. However, there is no assurance that we will be able to generate sufficient revenues or reduce certain discretionary spending in the event that planned operational goals are not met such that we will be able to meet our obligations as they become due.

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

CPS TECHNOLOGIES CORPORATION
(Registrant)

Date:    November 10, 2020
/s/        Grant C. Bennett
Grant C. Bennett
Chief Executive Officer

Date:    November 10, 2020

/s/        Charles K. Griffith Jr.

Charles K. Griffith Jr.