Form 10-K
period 2020-12-26
CPS TECHNOLOGIES CORP/DE/
filed 2021-03-17
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 26, 2020
or
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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company [X]

Emerging growth company[ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

[ ]Yes  [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act
[ ] Yes [X] No

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was $15 million based on the average of the reported closing bid and asked prices for the Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter as reported on the NASDAQ Capital Market.

Number of shares of Common Stock outstanding as of March 5, 2021: 14,352,542 shares.

Documents incorporated by reference.

Part I

Item 1. Business.

CPS Technologies Corp. (the ‘Company’ or ‘CPS’) provides advanced material solutions to the transportation, automotive, energy, computing/internet, telecommunications, aerospace and defense markets.  CPS products are important elements in electrifying the green economy.

Our primary material solution is metal matrix composites (MMCs).  We design, manufacture and sell custom metal matrix composite components to the performance and reliability of systems in the end markets in which we participate.

The Company is an important participant in the growing movement towards alternative energy and green lifestyles.

The Company’s products are used in high-speed trains, mass transit, hybrid and electric cars, wind-turbines for electricity generation, routers, switches and fiber optic components for the internet backbone.  The Company’s products are used in high reliability communications and power modules for avionics and satellite applications such as the current generation of GPS satellites.  The Company also produces housings and heatspreaders for high-performance microprocessors, graphics processing chips, and application-specific integrated circuits. All of these applications involve electrical energy use or energy generation; the Company’s products allow higher performance and improved energy efficiency.

Using its proprietary MMC technology, the Company also produces light-weight vehicle armor, particularly for extreme environments and heavy threat levels.

Metal matrix composites (MMCs) are a class of materials consisting of a combination of metals and ceramics.  Compared to conventional materials, MMCs provide superior thermal conductivity, improved thermal expansion matching, greater stiffness and lighter weight.  These factors, in particular the lighter weight, are among the reasons CPS parts are on the last two Mars Rovers as well as many satellites.

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

CPS was incorporated in Massachusetts in 1984 as Ceramics Process Systems Corporation and reincorporated in Delaware in April 1987 through a merger into a wholly-owned Delaware subsidiary organized for purposes of the reincorporation. In July 1987, CPS completed our initial public offering of 1.5 million shares of our Common Stock. In March 2007, the Company changed its name from Ceramics Process Systems Corporation to CPS Technologies Corp..

CPS website is http://www.alsic.com.

Overview of Markets and Products

Electronics Markets Overview

The electronics world can be divided into power processing and signal processing.  Power processing consists of converting the electrical power provided by the power source into the appropriate voltage and amperage needed for the device using the power.  Signal processing consists of the myriad ways digital and analog signals are used in computing, communications, etc.

In both power processing and signal processing end-user demand continues to motivate the electronics industry to produce products which:

- operate with lower losses and/or at higher speeds;
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

The designer must resolve the thermal management issues or the system will fail. For every 10 degree Celsius rise in temperature above a threshold level, the reliability of a integrated circuit is decreased by approximately half. In addition, heat usually causes changes in parameters which degrade the performance of both active and passive electronic components.

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

Although the Company’s focus today is on AlSiC components, it believes its proprietary Quickset- Quickcast process technology can be used to produce other metal-matrix composites to meet future market needs.

An important development in power processing is the emergence of wide-band gap semiconductors, particularly SiC semiconductors.  SiC chips are more efficient than Si chips and are being used more frequently in power applications.  Modules using SiC chips run at higher temperatures, increasing the need for improved thermal management, need which the Company’s products meet.

Armor and Structural Markets Overview

Vehicle armor has traditionally been steel panels.   As threat levels have increased the amount of steel required to provide ballistic protection has reached a point where the weight degrades the vehicle’s performance.  The U.S. military has increasingly used ceramic armor in weight sensitive applications.  However, ceramic armor has several limitations, including limited multi-hit capability.   By embedding ceramic armor tiles in a metal matrix, these problems are overcome; the result is vehicle armor that is light-weight, has excellent ballistic protection, and environmental durability.

The Company’s HybridTech Armor panels are particularly well suited for extreme environments – the panels don’t degrade in salt spray, or near heat, for example, and for high threat levels wherein steel does not provide the needed level of protection.  The Company believes its armor panels will increasingly be used in these applications.

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

Examples of structural applications for which we have developed and supplied components include robotic arms for semiconductor manufacturing equipment, and stiffeners for satellites.

Specific Markets and Products

Motor Controller Applications (Insulated Gate Bipolar Transistor ("IGBT") Applications)

The electrification of the economy – particularly the use of electric motors and power modules to control electric motors of all sizes - is growing. This growth is the result of several factors including emerging high-power applications which demand power controllers such as trains, subways and certain industrial equipment, and cost declines in power modules which increasingly make variable speed drives cost effective. Power semiconductors are a very significant portion of the cost of variable speed drives, and the cost of the module housing and thermal management system are also significant; declines in the costs of all these components is driving increased use of variable speed drives.

We provide baseplates and heat spreaders on which power semiconductors are mounted to produce modules for motor control. The power semiconductors are typically IGBTs and these applications are often referred to as IGBT applications. Our AlSiC baseplates have sufficient thermal conductivity to allow for removal of heat through the baseplate and have a thermal expansion rate sufficiently similar to the other components in the assembly to ensure reliability over time as the assembly thermally cycles. We believe this market will continue to grow as the use of power modules penetrates additional motor applications, and as electric motors themselves penetrate new applications such as the hybrid  and electric vehicles.

Today our primary products for IGBT applications are used in electric trains, subway cars, wind turbines and hybrid and electric vehicles.

Major automobile companies around the world are introducing hybrid electric vehicles (HEVs) and electric vehicle (EVs) at an increasing rate. This focus on more energy efficient vehicles is being driven by concerns about climate change. There are many varieties of HEVs and EVs, but all HEVs and EVs contain an electric motor and contain one or more motor controller modules. The Company provides baseplates on which motor controller modules are assembled; these baseplates are lighter weight and provide greater reliability than baseplates made from more conventional materials.

The Company is working with multiple tier one and tier two suppliers to the automobile industry on several new designs for future introduction. The Company believes the HEV and EV markets will be the source of significant and long-term growth for the Company.

Lids and Heat Spreaders for High-Performance Microprocessors, Application-Specific Integrated Circuits and Other Integrated Circuits ("Flip-chip Applications")

Increases in speed, circuit density, and the number of connections in graphics processors (GPUs), microprocessor chips (CPUs) and application-specific integrated circuits (ASICs) are accelerating a transition in the way in which these circuits are packaged. Packages provide mechanical protection to the integrated circuit (IC), enable the IC to be connected to other circuits via pins, solder bumps or other connectors, and allow attachment of a heat sink or fan to ensure the IC does not overheat. In the past most high-performance ICs were electrically connected to the package by fine wires in a process known as wire bonding. Today, most high-performance semiconductors are connected to the package by placing metal bumps on the connection points of the die, turning the die upside down in the package, and directly connecting the bumps on the die with corresponding bumps on the package base by reflowing the bumps. This is referred to as a "flip-chip package". Flip chip packages allow for connection of a larger number of leads in a smaller space, and can provide other electrical performance advantages compared to wire bonded packages.

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

In 2020, our three largest customers accounted for 36%, 21%, and 16% of revenues, respectively. In 2020, approximately 87% of our revenues were derived from commercial applications and 13% from defense-related applications.

Availability of Raw Materials

We use a variety of raw materials from numerous domestic and foreign suppliers. These materials are primarily aluminum ingots, ceramic powders and chemicals. The raw materials we use are available from domestic and foreign sources and none is believed to be scarce or restricted for national security reasons.  We use no conflict metals.

Patents and Trade Secrets

As of December 26, 2020, the Company had 11 United States patents.  In addition the Company had several international patents covering the same subject matter as the U.S. patents. Licensees of these patents have rights to use certain patents as defined in their respective license agreements.

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

Our primary direct competitor in metal matrix composites is Denka, a large chemical company based in Japan.  We see manufacturers in China seeking to penetrate our markets. We believe they offer their products at lower prices but have generally not yet been to be able to provide the delivery, performance, quality and reliability required by the market.

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

Employees

As of December 26, 2020, we had 104 permanent full-time employees. 95 were engaged in manufacturing and engineering and 9 in sales and administration, including finance, HR and general management.

None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be excellent.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Properties

As of December 26, 2020, all our manufacturing, engineering, sales and administrative operations were located in leased facilities in Norton, Massachusetts and Attleboro, Massachusetts.

The Company completed a move out of the Attleboro facility on December 31,2020 and now has fully consolidated operations in the Norton facility,

In February 2021, the Company extended the lease for the Norton facility through February 2026. The leased facilities comprise approximately 38 thousand square feet. The lease is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities.  The Company also has an option to buy the property and a first right of refusal during the term of the lease.  Annual rental payments continue at $152 thousand.

Item 3. Legal Proceedings

We are not a party to any litigation which could have a material adverse effect on us or on our business.

Item 4. Mine Safety Disclosures

Not applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

CPS Technologies Corp. shares have traded on The Nasdaq Capital Market, under the symbol “CPSH”. On December 26, 2020, we had approximately 2,000 shareholders. We have never paid cash dividends on our Common Stock. We currently plan to reinvest our earnings, if any, for use in the business and do not intend to pay cash dividends in the foreseeable future. Future dividend policy will depend, among other factors, upon our earnings and financial condition.

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

Overview

The Company’s products contribute to the electrification of the green economy.  The products we provide include baseplates for motor controllers used in high-speed electric trains, subway cars, wind turbines, and hybrid and electric vehicles.  We provide baseplates and housings used in radar, satellite and avionics applications.  We provide lids and heatspreaders used with high performance integrated circuits for in internet switches and routers.

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

The Company believes the underlying demand for metal matrix composites is growing as the electronics and other industries seek higher performance, higher reliability, and reduced costs. CPS believes that the Company is well positioned to offer our solutions to current and new customers as these demands grow. In 2020 the Company’s top three customers accounted for 73% of revenue and the remaining 27% of revenue was derived from 61 other customers. In 2019 the top three customers accounted for 70% of revenue and the remaining 30% of revenue was derived from approximately 60 customers.

COVID-19 Pandemic

As a provider of essential services products and services, CPS has been open and operating throughout the novel coronavirus pandemic. To date most of our customers remain open and operational. In the second half of 2020 we saw significant increased volatility on the part of some of our customers, while for others it has been business as usual. We expect that this volatility will continue for at least the next several quarters. Unexpected significant reductions in demand by our largest customer led to a reduction in third and fourth quarter revenue. As these reductions were originally unexpected, by both CPS and our customer, inventory at various stages of production was built to meet expected demand, remains in inventory. This inventory was somewhat reduced in Q4, but will likely continue to remain somewhat inflated over the next quarter or two until it reaches equilibrium with current demand.

CPS continues to follow CDC and OSHA guidance in our workplace. Employees’ temperatures are taken at the beginning of each shift, shifts have been staggered to reduce employee overlap, workstations have been rearranged to ensure social distancing, all employees are using facemasks, etc. The pandemic has had very little impact on our ability to produce and ship customer orders.

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

c)     Valuation of deferred tax assets

Deferred tax assets and liabilities are based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company considers many factors in assessing whether or not a valuation allowance for its Deferred Tax Asset is warranted and has concluded that it is more likely than not that a portion or all of the Deferred Tax Asset will not be used before they expire. As a result a valuation reserve has been established as of December 28, 2019 and December 26, 2020.

At December 26, 2020 the Company’s Deferred Tax Asset and other temporary differences will require taxable income of approximately $15 million and reversals of existing temporary differences to fully utilize the Deferred Tax Asset, assuming a statutory corporate tax rate of 21%.

Results of Operations (all $ in millions unless noted)

Results of Operations for the year 2020 (“2020”) compared with the year 2019 (“2019”):

Total revenue was $20.9 million in 2020, a 3% decrease compared with total revenue of $21.4 million in 2019. This decrease was due primarily to a decrease in the sales from our largest customer because of the impact of the Covid-19 pandemic on their business.  Our second and third largest customers showed increased sales, but not enough to offset the reduction from the largest customer.  Much of our largest customer’s sales go to railroad companies who experienced significant reductions in ridership due to the pandemic.

Gross margin in 2020 totaled $4.2 million or 20% of sales.  This compares with $2.5 million, or 12% of sales, generated during 2019. The improvement in margin was primarily due to price increases which were fully in effect throughout 2020.

Selling, general and administrative (SG&A) expenses were $3.3 million during 2020, an increase of 3% compared with SG&A expenses of $3.1 million incurred during 2019.  The primary reason for this increase was increased professional fees, including costs incurred during our search for a Chief Operating Officer.  This search was concluded in 2020; our new Chief Operating Officer began work on January 4, 2021.

The Company generated operating income of $0.9 million in 2020, compared with an operating loss of $0.6 in 2019. This improvement was due primarily to the price increases, as discussed above; secondarily to operating efficiencies.  The net income in 2020 totaled $0.9 versus a net loss of $0.6 in 2019.

Significant Fourth Quarter Activity in 2020:

Revenues totaled $4.2 million in the fourth quarter of 2020 versus $5.4 million in the fourth quarter of 2019, a decrease of 24%.  This decrease was due primarily to a decrease in the sales of baseplates with our two largest customers.  Both of these customers were negatively affected in the fourth quarter by Covid-19, although one showed growth for the year, but was down in the fourth quarter.

Gross margin decreased in the fourth quarter of 2020 compared with the fourth quarter of 2019 to $0.5 million from $1.0 million.  This decrease was directly associated with the decrease in revenue.

SG&A expenses totaled $0.8 million during the quarter, an increase of 29% compared to $0.6 million in the same quarter of 2019.  The primary reason for this increase was increased professional fees, including costs incurred during our search for a Chief Operating Officer.

Primarily as a result of the revenue decrease, the Company recorded an operating loss of $0.3 million in the fourth quarter of 2020 compared to a income of $0.4 million in the fourth quarter of 2019.

The Company recorded a net loss of $0.2 million in the fourth quarter of 2020 compared to a net earnings of $0.4 million in the fourth quarter of 2019. The operating loss in the fourth quarter of 2020 was reduced due to the sales of equipment as a result of the closing of the Attleboro facility.

Liquidity and Capital Resources (all $ in millions unless noted)

The Company’s cash and cash equivalents at December 26, 2020 totaled $0.2 compared with cash and cash equivalents at December 28, 2019 of $0.1.  The Company’s net cash (cash and equivalents offset by borrowings under its line of credit) increased to $0.2 at December 26, 2020 from negative $1.1 at December 28, 2019.  The increase was primarily due to the Company’s profitability for the year.

Accounts receivable at December 26, 2020 totaled $2.9 compared to $4.1 at December 28, 2019. Days Sales Outstanding (DSO) decreased to 62 days at the end of 2020 compared to 67 days at the end of Q4 2019. This change was due in large part to the fact that sales were more front-end loaded in the quarter in 2020 and, as a result, a higher percentage of sales were collected during the quarter.  The accounts receivable balances at December 26, 2020, and December 28, 2019 were both net of an allowance for doubtful accounts of $10 thousand.

Inventories increased to $3.7 at December 26, 2020 from $3.1 at December 28, 2019. The inventory turnover in the most recent four quarters ending was 4.5 times, down from 6.2 times averaged during the four quarters of 2019 (each based on a 5 point average).  The majority of our inventory is for our two largest customers, both of whom significantly decreased their projected purchases in the fourth quarter of 2020.

The Company had no inventory on consignment at any customers at the end of 2019 or 2020. At December 26, 2020 and December 28, 2019 inventory of, $1.6 and $1.2, respectively, was located at vendor locations pursuant to inventory agreements.

The Company funded its operations from its profit in 2020. The Company expects it will continue to be able to fund its operations during 2021 from existing cash balances, the existing credit facility and profits.

The Company continues to sell to a limited number of customers and the loss of any one of these customers or vendors could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its business objectives.

Contractual Obligations

In September 2019, the Company entered into revolving line of credit (LOC) with Massachusetts Business Development Corporation (BDC) in the amount of $2.5 million.  The agreement includes a demand note allowing the Lender to call the loan at any time.  The Company may terminate the agreement without a termination fee after 3 years.  The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of LIBOR plus 650 basis points. BDC requires that the total earnings before taxes for 2020 be at least $749 thousand, which was achieved.  BDC also required a $201 thousand earnings before taxes for the fourth quarter of 2020. A blanket waiver of compliance was issued by BDC for this and any other 2020 activity.  At December 26, 2020 the Company had $0 borrowings under this LOC and its borrowing base at the time would have permitted an additional $2.2 to have been borrowed.

In March 2020, the company acquired a scanning acoustic microscope for a price of $208 thousand.  The full amount was financed through a 5 year note payable with a financing company.  The note is collateralized by the microscope and is being paid in monthly installments of $4 thousand, consisting of principal plus interest at a rate of 6.47%

In July 2020 CPS placed into service a piece of manufacturing equipment which it financed with the machine’s vendor.  The equipment cost of $40 thousand will be paid at the rate of $2 thousand per month over 2 years with an interest rate of 1.9%.

As of December 26, 2020 the Company had $61 thousand of construction in progress and no outstanding commitments to purchase production equipment.

During 2020 our leasing arrangements consisted of the Norton, MA and Attleboro, MA facility leases. The Norton facility lease expires in February 2021 and is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities.  In January 2021 the company entered into an amendment to the lease, extending its term for five years to February 2026. The Company also has an option to buy the property and a first right of refusal during the term of the lease. Annual rental payments continue at $152 thousand. The Attleboro lease expired December 31, 2020 and has not been renewed.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as such item is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 26, 2020.

Changes in Internal Control over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting during fiscal 2020.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2020. In making this assessment, management used the criteria set forth in the "Internal Control Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 26, 2020.

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

Part III

Item 10.      Directors, Executive Officer and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Members of the Board of Directors, Nominees and Executive Officers,” “Certain Relationships and Related Person Transactions; Legal Proceedings,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct” and “Corporate Governance” and with respect to our 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2020 fiscal year.

The Company has adopted the CPS Code of Conduct, which applies to all directors, officers (including the principal executive officer, principal financial officer and treasurer) and employees.  A copy of this code can be found on the Company’s website at www.alsic.com/investor-relations.

Item 11.      Executive Compensation

The information required by this Item 11 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Compensation” and “Compensation Discussion and Analysis” with respect to our 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2020 fiscal year.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to our Definitive Proxy Statement, under the caption “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” with respect to our 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2020 fiscal year.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Certain Relationships and Related Person Transactions; Legal Proceedings” and “Corporate Governance” with respect to our 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2020 fiscal year.

Item 14.      Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to our Definitive Proxy Statement, under the caption “Accounting Matters” with respect to our 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2020 fiscal year.

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

CPS TECHNOLOGIES CORP.
By:	/s/ Grant C. Bennett President and Chief Executive Officer March 16, 2021

Pursuant to the Requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Grant C. Bennett	President and Chief Executive Officer	March 16, 2021
Grant C. Bennett

/s/ Charles K. Griffith Jr.	Chief Financial Officer	March 16, 2021
Charles K. Griffith Jr.

/s/ Francis J. Hughes, Jr.	Director	March 16, 2021
Francis J. Hughes

/s/ Daniel C. Snow	Director	March 16, 2021
Daniel C. Snow

/s/ Thomas M. Culligan	Director	March 16, 2021
Thomas M. Culligan

/s/ Ralph M. Norwood	Director	March 16, 2021
Ralph M. Norwood

CPS TECHNOLOGIES CORP.
EXHIBIT INDEX

Exhibit No.	Description
3.1*	Restated Certificate of Incorporation of the Company, as amended, is incorporated herein by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A (File No. 0-16088)
3.2*	By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 33-14616)(the ‘1987 S-1Registration Statement’)
3.3*	Certificate of Amendment of Restated Certificate of Incorporation of the Company dated May 14, 2014
3.4*	Certificate of Ownership and Merger Merging CPS Superconductor Corporation into Ceramics Process Systems Corporation dated March 15, 2007
4.1*	Specimen certificate for shares of Common Stock of the Company is incorporated herein by reference to Exhibit 4 to the 1987 S-1 Registration Statement
4.2*	Description of Capital Stock contained in the Restated Certificate of Incorporation of the Company, as amended, filed as Exhibit 3.1
4.3	Amendment dated May 12, 2020 to Credit and Security Agreement by and between CPS Technologies Corp. and The Massachusetts Business Development Corporation dated September 25, 2019
4.5	CNC Associates, Inc. Notification of Approval of Financing dated May 26, 2020.
4.6	Credit and Security Agreement by and between CPS Technologies Corp. and The Massachusetts Business Development September 25, 2019
10.2*	Amendment No. 1 dated November 7, 2008 to Standard Form Commercial Lease by and between Gifford Investments, Inc.(lessor) and Ceramics Process Systems Corporation dated July 19, 2006
10.5*(1)	Retirement Savings Plan, effective September 1, 1987 is incorporated by reference to Exhibit 10.35 to the Company’s 1989 S-1 Registration Statement
10.6*	Amendment No. 2 dated May 7, 2009 to Standard Form Commercial Lease by and between Gifford Investments, Inc.(lessor) and Ceramics Process Systems dated July 19, 2006.
10.7*	Third Amendment dated January 6, 2015 to Standard Form Commercial Lease by and between Gifford Investments, Inc.(lessor) and CPS Technologies Corp. dated July 19, 2006
10.8*	Fourth Amendment dated February 28, 2018 to Standard Form Commercial Lease by and between Gifford Investments, Inc. and CPS Technologies Corp. dated July 19, 2006
10.9*	Fifth Amendment dated January 25, 2021 to Standard Form Commercial Lease by and between Gifford Investments, Inc. and CPS Technologies Corp. dated July 19, 2006
10.21*	1999 Stock Incentive Plan adopted by the Company’s Board of Directors on January 22, 1999
10.22*	2009 Stock Incentive Plan ("2009 Plan") on December 10, 2009.
10.23*(1)	2020 Stock Incentive Plan (“2020 Plan”) on March 3, 2020
10.24*(1)	Amended and Restated 2009 Stock Incentive Plan
10.26*(1)	Form of Stock Option Agreement for 2020 Equity Incentive Plan and Amended and Restated 2009 Stock Option Plan
23.1	Consent of Wolf & Company, P.C.
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated herein by reference.

(1) Management Contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

INDEX TO FINANCIAL STATEMENTS
OF
CPS TECHNOLOGIES CORP.

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 26, 2020 and December 28, 2019
Statements of Operations for the years ended December 26, 2020 and December 28, 2019
Statements of Stockholders’ Equity for the years ended December 26, 2020 and December 28, 2019
Statements of Cash Flows for the years ended December 26, 2020 and December 28, 2019
Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CPS Technologies Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CPS Technologies Corp. (the "Company") as of December 26, 2020 and December 28, 2019, the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 26, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2020 and December 28, 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 26, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 16, 2021

We have served as the Company's auditor since 2005.

CPS TECHNOLOGIES CORP.
BALANCE SHEETS

	December 26,	December 28,
	2020	2019
ASSETS

Current assets:
Cash and cash equivalents	$195,203	$133,965
Accounts receivable-trade, net	2,914,800	4,086,945
Inventories	3,709,471	3,099,824
Prepaid expenses and other current assets	71,506	147,786
Total current assets	6,890,980	7,468,520
Property and equipment:
Production equipment	10,265,471	9,649,169
Furniture and office equipment	568,846	508,423
Leasehold improvements	951,384	934,195
Total cost	11,785,701	11,091,787
Accumulated depreciation
and amortization	(10,558,816)	(10,110,663)
Construction in progress	61,062	255,754
Net property and equipment	1,287,947	1,236,878
Right-of-use lease asset (note 4, leases)	25,000	171,000
Deferred taxes, net	117,000	147,873
Total assets	$8,320,927	$9,024,271

(continued)

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
BALANCE SHEETS

	December 26,	December 28,
	2020	2019
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings against line of credit	$—	1,249,588
Notes payable, current portion	58,134	—
Accounts payable	909,291	1,436,417
Accrued expenses	804,091	815,166
Deferred revenue	12,177	21,110
Lease liability, current portion	25,000	148,000

Total current liabilities	1,808,693	3,670,281

Notes payable less current portion	154,570	—
Long term lease liability	—	23,000

Total liabilities	1,963,263	3,693,281
Commitments & Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value,
authorized 20,000,000 shares;
issued 13,746,242 and 13,427,492 shares;
outstanding 13,313,790 and 13,207,436;
at December 26, 2020 and December 28, 2019, respectively	137,462	134,275
Additional paid-in capital	36,688,894	36,094,201
Accumulated deficit	(29,472,369)	(30,380,433)
Less cost of 432,452 and 220,056 common shares repurchased
at December 26, 2020 and December 28, 2019, respectively	(996,323)	(517,053)

Total stockholders’ equity	6,357,664	5,330,990

Total liabilities and stockholders’ equity	$8,320,927	$9,024,271

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 26, 2020 AND DECEMBER 28, 2019

	2020	2019
Product sales	$20,872,611	$21,468,414

Cost of product sales	16,702,848	18,928,173
Gross margin	4,169,763	2,540,241

Selling, general, and
Administrative expenses	3,255,527	3,137,440
Income (loss) from operations	914,236	(597,199)

Other income (expense)	(14,720)	(35,547)
Income (loss) before income tax	899,516	(632,746)
Income tax provision (benefit)	(8,548)	5,456
Net income (loss)	$908,064	$(638,202)

Net income (loss) per
basic common share	$0.07	$(0.05)
Weighted average number of
basic common shares
outstanding	13,251,521	13,207,097
Net income (loss) per
diluted common share	$0.07	$(0.05)
Weighted average number of
diluted common shares
outstanding	13,348,582	13,207,097

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 26, 2020 AND DECEMBER 28, 2019

	Common stock
			Additional			Stock-
	Number of	Par	Paid-in	Accumulated	Stock	holders’
	shares issued	Value	capital	deficit	repurchased	equity
Balance at
December 29, 2018	13,425,992	$134,260	$35,960,545	$(29,742,231)	$(517,053)	$5,835,521

Share-based
compensation expense	—	—	131,421	—	—	131,421
Issuance of Common Stock	1,500	15	2,235	—	—	2,250
Net (loss)	—	—	—	(638,202)	—	(638,202)
Balance at
December 28, 2019	13,427,492	$134,275	36,094,201	$(30,380,433)	$(517,053)	$5,330,990

Share-based
compensation expense	—	—	117,842	—	—	117,842
Issuance of common
stock	500	5	763	—	—	768

Employee option exercises	318,250	3,182	476,088	—	(479,270)	—

Net income	—	—	—	908,064	—	908,064
Balance at
December 26, 2020	13,746,242	$137,462	36,688,894	$(29,472,369)	$(996,323)	$6,357,664

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 26, 2020 AND DECEMBER 28, 2019

	2020	2019
Cash flows from operating activities:
Net income (loss)	$908,064	$(638,202)
Adjustments to reconcile net income (loss)
to cash provided (used) by operating
activities:
Share-based compensation	117,842	133,671
Depreciation and amortization	530,420	525,783
Deferred taxes	30,873	38,874
Gain on sale of property and equipment	(11,000)	(6,946)
Changes in operating assets and liabilities:
Accounts receivable – trade	1,172,145	(1,033,854)
Inventories	(609,647)	93,109
Prepaid expenses and other current assets	76,280	8,552
Accounts payable	(527,126)	(243,846)
Accrued expenses	(11,075)	(160,149)
Deferred revenue	(8,933)	21,110
Net cash provided (used) by operating activities	1,667,843	(1,261,898)
Cash flows from investing activities:
Purchases of property and equipment	(322,991)	(489,475)
Proceeds from sale of property and equipment	11,000	6,946
Net cash used by
investing activities	(311,991)	(482,529)
Cash flows from financing activities:
Net borrowings (repayments) on line of credit	(1,249,588)	1,249,588
Proceeds from employee stock options	768	—
Payment on notes payable	(45,794)	—
Net cash provided by financing activities	(1,294,614)	1,249,588
Net increase (decrease) in cash and cash equivalents	61,238	(494,839)

Cash and cash equivalents at beginning of year	133,965	628,804
Cash and cash equivalents at end of year	$195,203	$133,965
Supplemental cash flow information:
Cash paid (refunded) for income taxes	$(8,548)	$(67,311)
Cash paid for interest	$104,488	$44,113
Supplemental disclosures of non-cash activity:
Net exercise of stock options	$479,270	—
Issuance of long term debt to finance equipment purchases	$247,807	—

See accompanying notes to financial statements.

CPS Technologies Corp.
Years Ended December 26, 2020 and December 28, 2019
Notes to Financial Statements

(1) Nature of Business

CPS Technologies Corp. (the ‘Company’ or ‘CPS’) provides advanced material solutions to the transportation, automotive, energy, computing/internet, telecommunications, aerospace, defense and oil and gas end markets.

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

(2)(b) Accounts Receivable

The Company reports its accounts receivable at the invoiced amount less an allowance for doubtful accounts. The Company’s management provides appropriate provisions for uncollectible accounts based upon factors surrounding the credit risk and activity of specific customers, historical trends, economic conditions and other information. Adjustments to the allowance are charged to operations in the period in which information becomes available that may affect the allowance.   The Company maintains an allowance for doubtful accounts of $10,000 as of December 26, 2020 and December 28, 2019.

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

(2)(e) Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. Recoverability is assessed based on estimated undiscounted future cash flows. As of December 26, 2020 and December 28, 2019, the Company believes that there has been no impairment of its long-lived assets.

(2)(f) Revenue Recognition

Revenue is recognized in accordance with the five-step method under Accounting Standards Codification (ASC) 606, “Revenue from Contracts with Customers.”

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

If a contract includes a variable amount, such as a rebate, then the Company estimates the transaction price using either the expected value or the most likely amount of consideration to be received, depending upon the specific facts and circumstances. The Company includes estimated variable consideration in the transaction price only to the extent it is probable that a significant reversal of revenue will not occur when the uncertainty is resolved. The Company updates its estimate of variable consideration at the end of each reporting period to reflect changes in facts and circumstances. As of December 26, 2020 there are no contracts with variable consideration.

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

Recognizing Revenue When (or as) the Performance Obligations are Satisfied

The Company recognizes revenue at the point in time when it transfers control of the promised goods or services to the customer, which typically occurs once the product has shipped or has been delivered to the customer. Occasionally, for the purpose of ensuring a steady flow of product, the Company ships products on consignment. In these instances, delivery is deemed to have occurred when the customer pulls inventory out of the warehouse for use in their production, or upon a specified period of time as agreed upon by both parties.  As of December 26, 2020 there are no products on consignment.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 26, 2020 and December 28, 2019, the Company has no accruals for interest or penalties related to income tax matters. The Company does not have any uncertain tax positions at December 26, 2020 or December 28, 2019 which required accrual or disclosure.

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

(2)(j) Recent Accounting Pronouncements

In the normal course of business, management evaluates all the new accounting pronouncements issued by the Financial Accounting Standard Board (“FASB”). Based upon this review, management does not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company’s financial statements.

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

(2)(l) Fiscal Year-End

The Company’s fiscal year end is the last Saturday in December which could result in a 52 or 53 week year. Fiscal years 2020 and 2019 each consisted of 52 weeks.

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

(3) Inventories

As of December 26, 2020 and December 28, 2019 inventories consisted of the following:

	2020	2019
Raw materials	$752,760	$778,409
Work in process	2,800,226	1,898,916
Finished goods	592,640	871,861
Gross Inventory	4,145,626	3,549,186
Reserve for obsolescence	(436,155)	(449,362)
Total	$3,709,471	$3,099,824

(4) Leases

The Company had two real estate leases in 2020—one expiring in February 2021 and one expiring December 2020. The latter lease was not renewed.  CPS also has a few other leases for equipment which are minor in nature and are generally short-term in duration. None of these equipment leases have been capitalized as the Company elected an accounting policy for short-term leases, which allows lessees to avoid recognizing right-of-use assets and liabilities for leases with terms of 12 months or fewer.

The real estate lease expiring in 2021 (the “Norton facility lease’) is included as a right-of-use lease asset and corresponding lease liability on the balance sheet. This asset and liability are based on the present value of remaining lease payments over the remaining lease term using the Company’s incremental borrowing rate at date of adoption of the lease guidance. The Company does not separate lease components from non-lease components.  The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Norton facility lease comprises approximately 38 thousand square feet. The lease is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities.  The Company also has an option to buy the property and a first right of refusal during the term of the lease.  Annual rental payments are $152 thousand through maturity.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s capitalized operating leases as of December 26, 2020

(Dollars in Thousands)	December 26, 2020
Maturity of capitalized lease payments	Lease payments
2021	25
Total undiscounted operating lease payments	$25
Less: Imputed interest	—
Present value of operating lease liability	$25

Balance Sheet Classification
Current lease liability	$25
Long-term lease liability	—
Total operating lease liability	$25

Other Information
Weighted-average remaining lease term for capitalized operating leases	2 months
Weighted-average discount rate for capitalized operating leases	6.5%

Cash Flows

Cash paid for the amounts included in the present value of operating lease liabilities was $152 thousand during 2020 and is included in operating cash flows.

Operating Lease Costs

Operating lease cost was $152 thousand during 2020. This cost is related to its long-term operating lease. All other short-term leases were immaterial.

Finance Leases

The company does not have any finance leases that qualify for capitalization.

Subsequent to year end, the Company renewed the Norton facility lease for an additional 5 years.  Estimated monthly payments under the terms of the renewed lease, which is not reflected in the 2020 lease asset or liability escalate from approximately $12 thousand to $16 thousand over the lease term

(5) Share-Based Compensation Plans

The Company adopted the 2020 Equity Incentive Plan ("2020 Plan") on March 3, 2020. Under the terms of the 2020 Plan all of the Company’s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock awards, or other stock-based awards. Some outstanding options are nonstatutory stock options; some are incentive stock options.  All options granted are exercisable at the fair market value of the stock on the date of grant, and expire ten years from the date of grant. The options granted to employees generally vest in equal annual installments over a five-year period. The options granted to directors generally vest immediately on date of grant.

Under the 2020 Plan a total of 1,500,000 shares of common stock are available for issuance, of which 1,386,000 shares remain available for grant as of December 26, 2020.

A summary of stock option activity as of December 26, 2020 and changes during the year then ended is presented below:

		Weighted	Weighted
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at
beginning of year	1,794,105	$1.73
Granted	119,000	$1.49
Exercised	(318,250)	$1.51
Forfeited	(77,000)	$1.41
Expired	(226,355)	$1.52
Outstanding at
end of year	1,251,500	$1.82	5.08	$753,320

Options exercisable
at year-end	992,600	$1.90	4.38	$557,052

No options were exercised during fiscal 2019 and 199,500 options were granted during fiscal 2019.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents the annualized weighted average values of the significant assumptions used to estimate the fair values of the options granted during 2020 and 2019:

	2020	2019
Risk-free interest rate	.84%- .91%	2.48%
Expected life in years	6-7	6.1
Expected volatility	54%	54%
Expected dividend yield	0	0
Weighted average fair value of grants	$.78	$.79

All options are granted with an exercise price equal to the fair market value of the underlying common stock on the date of grant.

The Company recognized $117,842 and $133,671 as stock based compensation expense in 2020 and 2019, respectively.  As of December 26, 2020, there was $146,017 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan; that cost is expected to be recognized over a weighted average period of 2.05 years.

(6) Accrued Expenses

Accrued expenses at December 26, 2020 and December 28, 2019 consist of the following:

	2020	2019
Accrued legal and accounting	$71,671	$62,725
Accrued payroll and related costs	626,063	518,015
Accrued other	106,357	234,426

	$804,091	$815,166

(7) Revolving Line of Credit

In September 2019, the Company entered into a revolving line of credit (LOC) with Massachusetts Business Development Corporation (BDC) in the amount of $2.5 million.  The agreement includes a demand note allowing the Lender to call the loan at any time.  The Company may terminate the agreement without a termination fee after 3 years.  In May of 2020 this credit line was increased to $3.0 million. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of LIBOR plus 650 basis points.  The Company is subject to certain financial and non-financial covenants, all of which have been waived by BDC for 2020.  At December 26, 2020 the Company had $0 borrowings under this LOC and its borrowing base at the time would have permitted an additional $2.2 to have been borrowed.   Total Interest Expense for 2020 was $104 thousand.

(8) Notes Payable

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

The aggregate maturities of the notes payable based on the payment terms of the agreement are as follows:

Remaining in:	Payments due by period
FY 2021	$58,114
FY 2022	$55,906
FY 2023	$43,837
FY 2024	$46,757
FY 2025	$8,090
Total	212,704

Total interest expense on notes payable during 2020 was $10,816.

(9) Income Taxes

Components of income tax expense (benefit) for each year are as follows:

	2020	2019
Current:
Federal	$(39,877)	$(33,874)
State	456	456

Current income tax provision (benefit):	(39,421)	(33,418)

Deferred:
Federal	33,873	(6,387)
State	(3,000)	45,261

Deferred income tax provision (benefit), net	30,873	38,874

Total	$(8,548)	$5,456

Deferred tax assets as of December 26, 2020 and December 28, 2019 are as follows:

	December 26, 2020	December 28, 2019
Deferred Tax Assets:
Net operating loss
carryforwards	$746,397	$884,508
Stock compensation	540,281	543,614
Credit carryforwards	1,288,897	1,317,445
Inventory	116,153	316,943
Accrued liabilities	22,140	18,920
Depreciation	250,093	237,449
Other	2,732	2,732
Gross deferred tax assets	2,966,693	3,321,611
Valuation allowance	(2,849,693)	(3,173,738)
Net deferred tax assets	$117,000	$147,873

At December 26, 2020 and December 28, 2019 the Company had net operating loss carryforwards of approximately $2,754,601 and $3,278,463, respectively, available to offset future income for U.S. Federal income tax purposes. These net operating loss carryforwards occurred over several years, which begin to expire in the year ended 12/31/2036.

The Company established a valuation reserve as it is judged more likely than not that all or a portion of the tax credits will not be used before they expire. This decision was initially reached in 2018 after giving greater weight to its losses over the last three years compared with its forecast of the future.

A summary of the change in the deferred tax asset is as follows:

	2020	2019

Gross deferred tax balance at beginning of year	$3,321,611	$3,150,155

Deferred tax benefit (provision)	(354,918)	171,456
Valuation allowance	(2,849,693)	(3,173,738)
Balance at end of year, net	$117,000	$147,873

Income tax expense is different from the amounts computed by applying the U.S. federal statutory income tax rate of 21 percent to pretax income as a result of the following:

	2020	2019

Tax at statutory rate	$188,899	$(125,527)
State tax, net
of federal benefit	360	360

Net operating loss and
credit carryforwards	33,873	153,204

Valuation allowance	(324,045)	210,836

Other	92,365	(233,417)

Total	$(8,548)	$5,456

The Company’s income tax filings are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations for the years 2017 through 2020.

(10) Retirement Savings Plan

The Company sponsors a Retirement Savings Plan (the ‘Plan’) under the provisions of Section 401 of the Internal Revenue Code. Employees, as defined in the Plan, are eligible to participate in the Plan after 30 days of employment. Under the terms of the Plan, the Company may match employee contributions under such method as described in the Plan and as determined each year by the Board of Directors. During 2020 the Company matched ½% of each of the first 2% of employee contributions amounting to $64 thousand.  In 2019 the Company did not offer a 401k match.

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

Revenues from significant customers as a percentage of total revenues in 2020 and 2019 were as follows:

	Percent of Total Revenues

Significant Customer	2020	2019
A	36%	43%
B	21%	14%
C	16%	13%

As of December 26, 2020, the Company had trade accounts receivable due from these three customers that accounted for 70% of total trade accounts receivable as of that date. No other customer balances constitute 10% or more of accounts receivable at December 26, 2020. To further mitigate the potential for credit losses the Company has acquired a credit insurance policy covering most of our sales to non-US accounts.  Management believes that any credit risks have been properly provided for in the accompanying financial statements.

The Company’s revenue was derived from the following countries in 2020 and 2019:

	Percent of Total Revenues

Country	2020	2019
United States of America	23%	25%
Germany	36%	44%
Other	41%	31%

Many of the Company’s customers based in the United States conduct design, purchasing and payable functions in the United States, but manufacture overseas. Revenue generated from shipments made to customers’ locations outside the United States accounted for 77% and 75% of total revenue in 2020 and 2019, respectively.

All of the Company’s long-lived assets and operations are located in the United States.

(12) Net Income (Loss) Per Share

The following reconciles the basic and diluted net income (loss) per share calculations.

	Dec. 26,	Dec. 28,
	2020	2019
Basic EPS Computation:
Numerator:
Net income (loss)	$908,064	$(638,202)
Denominator:
Weighted average
Common shares
Outstanding	13,251,521	13,207,097
Basic EPS	$0.07	$(0.05)
Diluted EPS Computation:
Numerator:
Net income (loss)	$908,064	$(638,202)
Denominator:
Weighted average
Common shares
Outstanding	13,251,521	13,207,097
Dilutive effect of stock options	97,061	—

Total shares	13,348,582	13,207,097

Diluted net income (loss) per share	$0.07	$(0.05)