Form 10-Q
period 2021-03-27
CPS TECHNOLOGIES CORP/DE/
filed 2021-05-11
CIK 814676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 27, 2021

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

  Yes  [ ]    No  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

[ ] Yes [X] No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	CPSH	Nasdaq Capital Market

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of May 1, 2021: 14,374,542.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORP.

Balance Sheets (Unaudited)

	March 27,	December 26,
	2021	2020
ASSETS

Current assets:
Cash and cash equivalents	$167,918	$195,203
Accounts receivable-trade, net	3,778,203	2,914,800
Inventories, net	3,631,152	3,709,471
Prepaid expenses and other current assets	293,275	71,506
Total current assets	7,870,548	6,890,980
Property and equipment:
Production equipment	10,326,614	10,265,471
Furniture and office equipment	568,846	568,846
Leasehold improvements	951,384	951,384
Total cost	11,846,844	11,785,701

Accumulated depreciation and amortization	(10,698,338)	(10,558,816)
Construction in progress	36,172	61,062
Net property and equipment	1,184,678	1,287,947
Right-of-use lease asset (note 4, leases)	664,000	25,000
Deferred taxes, net	117,000	117,000
Total Assets	$9,836,226	$8,320,927

See accompanying notes to financial statements.

(continued)

CPS TECHNOLOGIES CORP.

Balance Sheets (Unaudited)

(concluded)

LIABILITIES AND STOCKHOLDERS’	March 27,	December 26,
EQUITY	2021	2020

Current liabilities:
Borrowings against line of credit	$193,395	$—
Note payable, current portion	58,833	58,134
Accounts payable	1,503,327	909,291
Accrued expenses	531,548	804,091
Deferred revenue	319,216	12,177
Lease liability, current portion	148,000	25,000

Total current liabilities	2,754,319	1,808,693

Note payable less current portion	139,608	154,570
Long term lease liability	516,000	—

Total liabilities	3,409,927	1,963,263
Commitments & Contingencies
Stockholders’ equity:
Common stock, $0.01 par value,
authorized 20,000,000 shares;
issued 14,360,042 and 13,746,242 shares;
outstanding 13,807,394 and 13,313,790 shares;
at March 27, 2021 and December 26, 2020, respectively	143,600	137,462
Additional paid-in capital	37,925,674	36,688,894
Accumulated deficit	(29,441,466)	(29,472,369)
Less cost of 552,648 and 432,452 common shares repurchased
at March 27, 2021 and December 26, 2020, respectively	(2,201,509)	(996,323)

Total stockholders’ equity	6,426,299	6,357,664

Total liabilities and stockholders’
equity	$9,836,226	$8,320,927

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.

Statements of Operations (Unaudited)

	Fiscal Quarters Ended
	March 27,	March 28,
	2021	2020

Revenues:
Product sales	$4,865,708	$6,511,571

Total revenues	4,865,708	6,511,571
Cost of product sales	3,921,568	4,961,361

Gross Margin	944,140	1,550,210
Selling, general, and
administrative expense	908,471	928,590

Income from operations	35,669	621,620
Other income (expense), net	(4,310)	(19,966)

Income before taxes	31,359	601,654
Income tax provision	456	—

Net income	$30,903	$601,654

Net income per
basic common share	$0.00	$0.05

Weighted average number of
basic common shares
outstanding	13,584,376	13,207,436

Net income per
diluted common share	$0.00	$0.05

Weighted average number of
diluted common shares
outstanding	14,264,890	13,247,131

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 27, 2021 AND MARCH 28, 2020

	Common Stock
	Number of		Additional			Total
	shares	Par	paid-in	Accumulated	Stock	stockholders’
	issued	Value	capital	deficit	repurchased	equity
Balance at December 26, 2020	13,746,242	$137,462	$36,688,894	(29,472,369)	(996,323)	6,357,664
Share-based compensation expense	—	—	27,422	—	—	27,422
Employee options exercises	613,800	6,138	1,209,358	—	(1,205,186)	10,310
Net income	—	—	—	30,903	—	30,903
Balance at March 27, 2021	14,360,042	143,600	37,925,674	(29,441,466)	(2,201,509)	6,426,299

Balance at December 28, 2019	13,427,492	$134,275	$36,094,201	(30,380,433)	(517,053)	5,330,990
Share-based compensation expense	—	—	65,673	—	—	65,673
Net income	—	—	—	601,654	—	601,654
Balance at March 28, 2020	13,427,492	134,275	36,159,874	(29,778,779)	(517,053)	5,998,317

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.

Statements of Cash Flows (Unaudited)

	Fiscal Quarters Ended
	March 27,	March 28,
	2021	2020

Cash flows from operating activities:
Net income	$30,903	$601,654
Adjustments to reconcile net income
to cash used in operating activities:
Depreciation and amortization	148,743	128,759
Share-based compensation	27,422	65,673
Gain on sale of property and equipment	(12,000)	(5,000)
Changes in:
Accounts receivable-trade	(863,403)	(1,872,279)
Inventories	78,319	(495,514)
Prepaid expenses and other current assets	(221,769)	(79,673)
Accounts payable	594,037	1,185,445
Accrued expenses	(272,543)	(123,245)
Deferred revenue	307,039	360,106

Net cash used in operating activities	(183,252)	(234,074)

Cash flows from investing activities:
Purchases of property and equipment	(42,488)	(107,600)
Proceeds from sale of property and equipment	12,000	5,000

Net cash used in investing
activities	(30,488)	(102,600)

Cash flows from financing activities:
Net borrowings on line of credit	193,395	327,918
Proceeds from exercise of employee stock options	10,310	—
Payments on note payable	(17,250)	(2,954)

Net cash provided by
financing activities	186,455	324,964

Net decrease in cash and cash equivalents	(27,285)	(11,710)
Cash and cash equivalents at beginning of period	195,203	133,965

Cash and cash equivalents at end of period	$167,918	$122,255

Supplemental disclosures of cash flows information:
Cash paid for interest	$14,831	$33,216
Supplemental disclosures of non-cash activity:
Net exercise of stock options	$1,205,186	$—
Issuance of note payable to finance equipment purchase	$—	$208,583

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

Using its proprietary MMC technology, the Company also produces light-weight armor, particularly for extreme environments and heavy threat levels.

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

The Company’s balance sheet at December 26, 2020 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Registrant’s Annual Report on Form 10-K for the year ended December 26, 2020 and in CPS’s other SEC reports, which are accessible on the SEC’s website at www.sec.gov and the Company’s website at www.alsic.com.

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

The following table presents the calculation of both basic and diluted EPS:

	Three Months Ended
	March 27,	March 28,
	2021	2020

Basic EPS Computation:
Numerator:
Net income	$30,903	$601,654
Denominator:
Weighted average
Common shares
Outstanding	13,584,376	13,207,436
Basic EPS	$0.00	$0.05
Diluted EPS Computation:
Numerator:
Net income (loss)	$30,903	$601,654
Denominator:
Weighted average
Common shares
Outstanding	13,584,376	13,207,436
Dilutive effect of stock options	680,514	39,395
Total Shares	14,264,890	13,247,131
Diluted EPS	$0.00	$0.05

(4)        Commitments & Contingencies

Commitments

Leases

The Company has one real estate lease expiring in February 2026. CPS also has a few other leases for equipment which are minor in nature and are generally short-term in duration. None of these equipment leases have been capitalized as the Company elected an accounting policy for short-term leases, which allows lessees to avoid recognizing right-of-use assets and liabilities for leases with terms of 12 months or fewer.

The real estate lease expiring in 2026 (the “Norton facility lease”) is included as a right-of-use lease asset and corresponding lease liability on the balance sheet. This asset and liability was recognized on March 27, 2021 based on the present value of lease payments over the lease term using the Company’s incremental borrowing rate at commencement date. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Operating Leases

The Norton facility lease comprises approximately 38 thousand square feet. The lease is triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities. The Company also has an option to renew the lease starting in March 2026 through February 2032. Annual rental payments range from $152 thousand to $165 thousand through maturity.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s capitalized operating leases as of March 27, 2021

(Dollars in Thousands)	March 27, 2021
Maturity of capitalized lease liabilities	Lease payments
2021	114
2022 2023 2024 2025 2026	160 162 165 165 28
Total undiscounted operating lease payments	$794
Less: Imputed interest	(130)
Present value of operating lease liability	$664

Balance Sheet Classification
Current lease liability	$148
Long-term lease liability	516
Total operating lease liability	$664
Other Information
Weighted-average remaining lease term for capitalized operating leases	59 months
Weighted-average discount rate for capitalized operating leases	6.6%

Operating Lease Costs and Cash Flows

Operating lease cost and cash paid was $38 thousand during the first quarter of 2021. This cost is related to its long-term operating lease. All other short-term leases were immaterial.

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

During the quarters ended March 27, 2021 and March 28, 2020 a total of 200,000 and 59,000 stock options, respectively, were granted to employees under the Company’s 2020 Equity Incentive Plan (the “Plan”) and a total of 0 and 60,000 stock options, respectively, were granted to outside directors during the quarters ended March 27, 2021 and March 28, 2020.

During the quarter ended March 27, 2021 there were 613,800 options exercised and corresponding shares   issued at a weighted average price of $1.98  . During the quarter ended March 28, 2020 there were no shares exercised or issued.

During the quarter ended March 27, 2021, the Company repurchased 120,196 shares   for employees to facilitate their exercise of stock options. During the quarter ended March 28, 2020 there were no shares repurchased.

There were also 837,700 shares outstanding at a weighted average price of $1.92 with a weighted average remaining term of 6.74 years as of March 27, 2021, and there were 450,100 shares exercisable at a weighted average price of $1.74 with a weighted average remaining term of 4.92 years as of March 28, 2020. The Plan, as amended, is authorized to issue 1,500,000 shares of common stock. As of March 27, 2021, there were 1,186,000 shares available for future grants.

As of March 27, 2021, there was $391 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan; that cost is expected to be recognized over a weighted average period of 1.79 years.

During the quarters ended March 27, 2021 and March 28, 2020, the Company recognized approximately $27 thousand and $66 thousand, respectively, as shared-based compensation expense related to previously granted shares under the Plan.

(6)       Inventories

Inventories consist of the following:

	March 27,	December 26,
	2021	2020

Raw materials	$831,480	$752,760
Work in process	2,539,880	2,800,226
Finished goods	695,947	592,640

Gross inventory	4,067,307	4,145,626
Reserve for obsolescence	(436,155)	(436,155)

Inventories, net	$3,631,152	$3,709,471

(7)       Accrued Expenses

Accrued expenses consist of the following:

	March 27,	December 26,
	2021	2020

Accrued legal and accounting	$42,219	$71,671
Accrued payroll and related expenses	412,923	626,063
Accrued other	76,406	106,357

Total Accrued Expenses	$531,548	$804,091

(8)       Line of Credit

In September 2019, the Company entered into a revolving line of credit (LOC) with Massachusetts Business Development Corporation (BDC) in the amount of $2.5 million. The agreement includes a demand note allowing the Lender to call the loan at any time. The Company may terminate the agreement without a termination fee after 3 years. In May of 2020 this credit line was increased to $3.0 million. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of LIBOR plus   650 basis points. On March 27, 2021 the Company had $193 thousand of borrowings under this LOC and its borrowing base at the time would have permitted an additional $2.6 million to have been borrowed.

The line of credit is subject to certain financial covenants, all of which have been met.

(9)      Note Payable

In March 2020, the Company acquired inspection equipment for a price of $208 thousand. The full amount was financed through a 5 year note payable with a third party equipment finance company.   The note is collateralized by the equipment and is being paid in monthly installments of $4 thousand, consisting of principal plus interest at a rate of 6.47%.

In July 2020 CPS placed into service a piece of manufacturing equipment which it financed with the machine’s vendor.  The equipment cost of $40 thousand will be paid at the rate of $2 thousand per month over 2 years, resulting in an implied interest rate of 1.90%.

The aggregate maturities of the notes payable based on the payment terms of the agreement are as follows:

Remaining in:	Payments due by period
FY 2021	$43,851
FY 2022	$55,906
FY 2023	$43,837
FY 2024	$46,757
FY 2025	$8,090
Total	198,441

Total interest expense on notes payable during 2021 was $2,986.

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

The Company recorded a reduction of the valuation allowance     reserve of $8 thousand during the quarter ended March 27, 2021 to account for the utilization of deferred tax assets to reduce the current tax liability for the quarter ended March 27, 2021. As a result of the utilization of deferred tax assets, the Company did not record a provision for income taxes for the quarter ended March 27, 2021.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the financial statements of the Company and notes thereto included in this report and the Company’s Annual Report on Form 10-K for the year ended December 26, 2020 and in CPS’s other SEC reports, which are accessible on the SEC’s website at www.sec.gov and the Company’s website at www.alsic.com.

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

Critical Accounting Policies

The critical accounting policies utilized by the Company in preparation of the accompanying financial statements are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 26, 2020, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There have been no material changes to these policies since December 26, 2020.

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

Results of Operations for the First Fiscal Quarter of 2021 (Q1 2021) Compared to the First Fiscal Quarter of 2020 (Q1 2020); (all $ in 000’s)

Revenues totaled $4,866 in Q1 2021 compared with $6,512 generated in Q1 2020, a decrease of 25%. Reduced demand from our largest customer accounted for more than the total decrease in revenues. In 2020, in anticipation of potential supply disruptions due to the COVID-19 pandemic, this customer accelerated Q2 2020 purchases into Q1. Mid-year 2020, this customer then experienced a significant reduction in their demand due to the COVID-19 pandemic. Reduced demand from this customer has been partially offset by increased business from our aerospace customers.

Gross margin in Q1 2021 totaled $944 or 19% of sales. This compares with gross margin in Q1 2020 of $1,550 or 24% of sales. While increased manufacturing efficiencies mitigated the reduction in gross margin, fixed costs which do not vary with decreased sales volumes were the predominate reason for this reduction.

Selling, general and administrative (SG&A) expenses totaled $908 in Q1 2021 compared with SG&A expenses of $929 in Q1 2020. The hiring of our new Chief Operating Officer and increased costs associated with printing and distributing our proxy statement were offset by reduced variable compensation amounts due to a lower operating profit.

The Company experienced an operating profit of $36 in Q1 2021 compared with an operating profit of $622 in Q1 2020 as a result of the reduced gross margin.

The Company is part of the Defense Industrial Base and thus has been open and operating throughout the COVID-19 pandemic. The COVID-19 pandemic did affect financial results for the quarter ended March 27, 2021 primarily by causing reductions in demand from certain customers. The Company believes the worst of the pandemic is now behind us and expects to show continued improvement in upcoming quarters.

Since the outbreak of the pandemic, the Company has aggressively implemented CDC guidelines in the workplace to prevent the spread of COVID-19. For example, the Company has staggered shifts to eliminate overlap at shift changes, reorganized workstations to ensure social distancing, implemented daily screening of all employees by taking employees’ temperatures, etc.

These factors combine to create a higher degree of uncertainty regarding future financial performance.

Liquidity and Capital Resources (all $ in 000’s unless noted)

The Company’s net cash and cash equivalents at March 27, 2021 totaled ($25). (Net cash is defined as cash and cash equivalents less bank borrowings.) This compares to net cash and cash equivalents at December 26, 2020 of $195. Payment terms for customers range from payment in advance to 90 days from shipment and are based on factors such as credit worthiness, volume of business, etc. The decrease in net cash was due primarily to increased accounts receivable offset by lesser increases in accounts payable, accrued expenses and deferred revenue.

Accounts receivable at March 27, 2021 totaled $3,778 compared with $2,915 at December 26, 2020. Days Sales Outstanding (DSO) increased from 62 days at the end of 2020 to 70 days at the end of Q1 2021. The increase in DSO was due to higher sales at the end of the quarter compared to the beginning of the quarter. The accounts receivable balances at December 26, 2020, and March 27, 2021 were both net of an allowance for doubtful accounts of $10.

Inventories totaled $3,631 at March 27, 2021 compared with inventory totaling $3,709 at December 26, 2020. The inventory turnover in the most recent four quarters ending Q1 2021 was 4.1 times (based on a 5 point average) compared with 4.5 times averaged during the four quarters of 2020. The reduction in inventory turnover was due primarily to raw material purchases for the Company’s armor contract scheduled to begin shipping in Q2 2021.

The Company financed its decrease   in working capital in Q1 2021 from its profit and increased borrowings of $193 from its line of credit with BDC Capital. The Company expects it will continue to be able to fund its operations for the remainder of 2021 from existing cash balances and bank borrowings.

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

 Contractual Obligations (all $ in 000’s unless otherwise noted)

In September 2019, the Company entered into revolving line of credit (LOC) with Massachusetts Business Development Corporation (BDC) in the amount of $2.5 million. This agreement was amended in May 2020 to increase the line to $3.0 million. The agreement includes a demand note allowing the Lender to call the loan at any time. The Company may terminate the agreement without a termination fee after 3 years. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of LIBOR plus 650 basis points  . The Company was in compliance with all debt covenants as of March 27, 2021, had $193 borrowings under this LOC and its borrowing base at the time would have permitted an additional $2.6 to have been borrowed.

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

The Company has one real estate lease expiring in February 2026. CPS also has a few other leases for equipment which are minor in nature and are generally short-term in duration. None of these have been capitalized. (Note 4, Leases)

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The COVID-19 pandemic affected financial results for the quarter ended March 27, 2021 mainly due to its impact on one of our major customers. The Company expects to see continuing improvement in upcoming quarters, but believes the pandemic will continue to provide headwinds to more substantial growth at least through the next quarter or two.

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

On February 26, 2021 the Company filed a report on Form 8-K relating to the announcement of its financial results for the year ended December 26, 2020 as presented in a press release dated February 24, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPS TECHNOLOGIES CORPORATION

(Registrant)

Date: May 10, 2021

/s/ Grant C. Bennett

Grant C. Bennett

Chief Executive Officer

Date: May 10, 2021

/s/ Charles K. Griffith Jr.

Charles K. Griffith Jr.

Chief Financial Officer