Form 10-Q
period 2021-06-26
CPS TECHNOLOGIES CORP/DE/
filed 2021-08-13
CIK 814676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 26, 2021

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

Emerging growth company[ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15U.S.C. 7262(b)) by the registered public firm that prepared or issued its audit report.

[ ] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

[ ] Yes [X] No

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                      Trading Symbol(s)          Name of each exchange on which register

Common Stock, $0.01 par value               CPSH                              NASDAQ Capital Markets

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of August 6, 2021: 14,322,617.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORP.

Balance Sheets (Unaudited)

	June 26,	December 26,
	2021	2020
ASSETS

Current assets:
Cash and cash equivalents	$3,015,760	$195,203
Accounts receivable-trade, net	4,432,310	2,914,800
Inventories, net	3,989,435	3,709,471
Prepaid expenses and other current assets	273,523	71,506
Total current assets	11,711,028	6,890,980
Property and equipment:
Production equipment	10,343,553	10,265,471
Furniture and office equipment	568,846	568,846
Leasehold improvements	951,384	951,384
Total cost	11,863,783	11,785,701

Accumulated depreciation and amortization	(10,831,191)	(10,558,816)
Construction in progress	140,270	61,062
Net property and equipment	1,172,862	1,287,947
Right-of-use lease asset	638,000	25,000
Deferred taxes, net	117,000	117,000
Total assets	$13,638,890	$8,320,927

See accompanying notes to financial statements.

(continued)

CPS TECHNOLOGIES CORP.

Balance Sheets (Unaudited)

(concluded)

	June 26,	December 26,
	2021	2020
LIABILITIES AND STOCKHOLDERS` EQUITY

Current liabilities:
Note payable, current portion	$59,438	$58,134
Accounts payable	1,522,336	909,291
Accrued expenses	997,755	804,091
Deferred revenue	400,874	12,177
Lease liability, current portion	151,000	25,000

Total current liabilities	3,131,403	1,808,693

Note payable less current portion	124,566	154,570
Long term lease liability	487,000	—

Total liabilities	3,742,969	1,963,263
Commitments and contingencies (note 4)
Stockholders` equity:
Common stock, $0.01 par value,
authorized 20,000,000 shares;
issued 14,300,771 and 13,746,242;
outstanding 14,300,548 and 13,313,790;
at June 26, 2021 and December 26, 2020;	143,007	137,462
Additional paid-in capital	38,956,952	36,688,894
Accumulated deficit	(29,202,268)	(29,472,369)
Less cost of 223 and 432,452 common shares repurchased
at June 26, 2021 and December 26, 2020	(1,770)	(996,323)

Total stockholders` equity	9,895,921	6,357,664

Total liabilities and stockholders`
equity	$13,638,890	$8,320,927

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.

Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020
Revenues:
Product sales	$5,862,183	$5,758,015	$10,727,890	$12,269,586

Total revenues	5,862,183	5,758,015	10,727,890	12,269,586
Cost of product sales	4,510,600	4,574,686	8,432,168	9,536,047

Gross Margin	1,351,583	1,183,329	2,295,722	2,733,539
Selling, general, and
administrative expense	1,098,616	852,773	2,007,087	1,781,362

Income from operations	252,967	330,556	288,635	952,176
Interest income (expense), net	(13,769)	(31,325)	(18,079)	(51,291)

Net income before
income tax	239,198	299,231	270,556	900,885
Income tax provision	—	—	456	—

Net income	$239,198	$299,231	$270,101	$900,885

Net income per
basic common share	$0.02	$0.02	$0.02	$0.07

Weighted average number of
basic common shares
outstanding	13,982,177	13,207,436	13,783,276	13,207,436

Net income per
diluted common share	$0.02	$0.02	$0.02	$0.07

Weighted average number of
diluted common shares
outstanding	14,550,918	13,259,783	14,407,904	13,253,457

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 26, 2021 AND JUNE 27, 2020

	Common Stock		Additional			Total
	Number of		paid-in	Accumulated	Stock	stockholders'
	shares issued	Par Value	capital	deficit	repurchased	equity
Balance at March 27, 2021	14,360,042	$143,600	$37,925,674	(29,441,466)	(2,201,509)	6,426,299
Share-based compensation expense	—	—	92,113	—	—	92,113
Issuance of common stock	479,289	4,793	3,132,599	—	—	3,137,392
Employee option exercises	16,100	161	25,272	—	(24,514)	919
Treasury shares retired	(554,660)	(5,547)	(2,218,706)	—	2,224,253	—
Net income	—	—	—	239,198	—	239,198
Balance at June 26, 2021	14,300,771	143,007	38,956,952	(29,202,268)	(1,770)	9,895,921

	Common Stock		Additional			Total
	Number of		paid-in	Accumulated	Stock	stockholders'
	shares issued	Par Value	capital	deficit	repurchased	equity
Balance at December 26, 2020	13,746,242	$137,462	$36,688,894	(29,472,369)	(996,323)	6,357,664
Share-based compensation expense	—	—	119,535	—	—	119,535
Issuance of common stock	479,900	4,793	3,132,599	—	—	3,137,392
Employee options Exercised	629,900	6,299	1,234,630	—	(1,229,700)	11,229
Treasury shares retired	(554,660)	(5,547)	(2,218,706)	—	2,224,253
Net income				270,101	—	270,101
Balance at June 26, 2021	14,300,771	143,007	38,956,952	(29,202,268)	(1,770)	9,895,921

	Common Stock		Additional			Total
	Number of		paid-in	Accumulated	Stock	stockholders'
	shares issued	Par Value	capital	deficit	repurchased	equity
Balance at March 28, 2020	13,427,492	$134,275	$36,159,874	(29,778,779)	(517,053)	5,998,317
Share-based compensation expense	—	—	17,390	—	—	17,390
Issuance of common stock	—	—	—	—	—	—
Net income				299,231	—	299,231
Balance at June 27, 2020	13,427,492	134,275	36,177,264	(29,479,548)	(517,053)	6,314,938

	Common Stock		Additional			Total
	Number of		paid-in	Accumulated	Stock	stockholders'
	shares issued	Par Value	capital	deficit	repurchased	equity
Balance at December 28, 2019	13,427,492	$134,275	$36,094,201	(30,380,433)	(517,053)	5,330,990
Share-based compensation expense	—	—	83,063	—	—	83,063
Issuance of common stock	—	—	—	—	—	—
Net Income				900,885	—	900,885
Balance at June 27, 2020	13,427,492	134,275	36,177,264	(29,479,548)	(517,053)	6,314,938

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.

Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 26,	June 27,
	2021	2020

Cash flows from operating activities:
Net income	$270,101	$900,885
Adjustments to reconcile net income
to cash provided by (used in) operating activities:
Depreciation and amortization	284,408	261,688
Share-based compensation	119,535	83,063
Gain on sale of property and equipment	—	(5,000)

Changes in:
Accounts receivable-trade	(1,517,511)	(888,897)
Inventories	(279,963)	(773,044)
Prepaid expenses and other current assets	(202,018)	(25,451)
Accounts payable	613,046	333,743
Accrued expenses	193,665	93,828
Deferred revenue	388,697	461,887
Net cash provided by (used in) operating
activities	(130,040)	442,702
Cash flows from investing activities:
Purchases of property and equipment	(163,524)	(233,270)
Proceeds from sale of property and equipment	—	5,000
Net cash used in investing
activities	(163,524)	(228,270)
Cash flows from financing activities:
Net borrowings on line of credit	—	(222,823)
Proceeds from exercise of employee stock options, net of repurchases	11,229	—
Proceeds from issuance of common stock	3,137,392	—
Payments on note payable	(34,500)	(8,962)
Net cash provided by (used in)
financing activities	3,114,121	(231,785)
Net increase (decrease) in cash and cash equivalents	2,820,557	(17,353)

Cash and cash equivalents at beginning of period	195,203	133,965
Cash and cash equivalents at end of period	$3,015,760	$116,612

Supplemental disclosures of cash flows information:
Cash paid for interest	18,079	65,741

Supplemental disclosures of non-cash activity:
Issuance of note payable to finance equipment purchase	—	208,583
Net exercise of stock options	24,514	—

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
Notes to Financial Statements
(Unaudited)

(1) Nature of Business

CPS Technologies Corp. (the “Company” or “CPS”) provides advanced material solutions to the electronics, power generation, automotive and other industries. The Company’s primary advanced material solution is metal-matrix composites (MMC’s) which are a combination of metal and ceramic.

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

The following table presents the calculation of both basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020

Basic EPS Computation:
Numerator:
Net income (loss)	$239,198	$299,231	$270,101	$900,885
Denominator:
Weighted average
Common shares
Outstanding	13,982,177	13,207,436	13,783,276	13,207,436
Basic EPS	$0.02	$0.02	$0.02	$0.07
Diluted EPS Computation:
Numerator:
Net income (loss)	$239,198	$299,231	$270,101	$900,885
Denominator:
Weighted average
Common shares
Outstanding	13,982,177	13,207,436	13,783,276	13,207,436
Dilutive effect of stock options	568,741	52,347	624,628	46,021
Total Shares	14,550,918	13,259,783	14,407,904	13,253,457
Diluted EPS	$0.02	$0.02	$0.02	$0.07

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

The real estate lease expiring in 2026 (the “Norton facility lease”) is included as a right-of-use lease asset and corresponding lease liability on the balance sheet. This asset and liability was recognized on March 1, 2021 based on the present value of lease payments over the lease term using the Company’s incremental borrowing rate at commencement date. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s capitalized operating leases as of June 26, 2021

(Dollars in Thousands)	June 26, 2021
Maturity of capitalized lease liabilities	Lease payments
2021	76
2022 2023 2024 2025 2026	160 162 165 165 28
Total undiscounted operating lease payments	$756
Less: Imputed interest	(118)
Present value of operating lease liability	$638

Balance Sheet Classification
Current lease liability	$151
Long-term lease liability	487
Total operating lease liability	$638
Other Information
Weighted-average remaining lease term for capitalized operating leases	56 months
Weighted-average discount rate for capitalized operating leases	6.6%

Operating Lease Costs and Cash Flows

Operating lease cost and cash paid was $38 thousand during the second quarter of 2021 and $76 thousand for the six months ended June 26, 2021. These costs are related to its long-term operating lease. All other short-term leases were immaterial.

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

During the quarter ended June 26, 2021 a total of 26,000 stock options were granted to employees under the Company’s 2020 Equity Incentive Plan Stock Incentive Plan (the “Plan”) and a total of 22,000 were granted to outside directors during the quarter ended June 26, 2021 issued at a weighted average price of $5.81 per share. There were no stock options granted for the quarter ended June 27, 2020.

During the three and six months ended June 26, 2021 there were 16,100 and 629,900 options exercised and corresponding shares issued at a weighted average price of $1.58 and $1.97, respectively. During the three and six months ended June 27, 2020 there were no shares exercised or issued.

During the three and six months ended June 26, 2021, the Company repurchased 2,235 and 122,431 shares, respectively, for employees to facilitate their exercise of stock options. During the three and six months ended June 27, 2020 there were no shares repurchased.

There were also 869,600 shares outstanding at a weighted average price of $2.14 with a weighted average remaining term of 6.67 years as of June 26, 2021, and there were 472,200 shares exercisable at a weighted average price of $2.14 with a weighted average remaining term of 4.95 years as of June 27, 2020. The Plan, as amended, is authorized to issue 1,500,000 shares of common stock. As of June 26, 2021, there were 1,138,000 shares available for future grants.

As of June 26, 2021, there was $445 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan; that cost is expected to be recognized over a weighted average period of 2.02 years.

During the three and six months ended June 26, 2021, the Company recognized $92,113 and $119,535, respectively, as shared-based compensation expense related to previously granted shares under the Plan.

During the three and six months ended June 27, 2020, the Company recognized $17,390 and $83,063, respectively, as shared-based compensation expense related to previously granted shares under the Plan.

(6) 2021 At-the-Market Offering

On April 26, 2021, the Company entered into a sales agreement (the “Sales Agreement”) with Craig-Hallum Capital Group LLC (“C-H”) pursuant to which the Company may issue and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $25.0 million in at-the-market offerings (“ATM”) sales. On the same day, the Company filed a prospectus supplement under a shelf registration relating to the Sales Agreement. C-H will act as sales agent and will be paid a 3% commission on each sale under the Sales Agreement. The Company’s common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. From date of inception until June 26, 2021, the Company sold 479,289 shares of common stock under the Sales Agreement, for gross proceeds of $3,356,342, fees to C-H of $100,690, other fees of $118,140 for net proceeds of $3,137,512. Subsequent to June 26, 2021, and as of August 6, 2021, the Company has sold 25,267 additional shares for gross proceeds of $153,659.

(7) Inventories

Inventories consist of the following:

	June 26,	December , 26
	2021	2020

Raw materials	$1,363,413	$752,760
Work in process	2,203,222	2,800,226
Finished goods	858,955	592,640

Total inventory	4,425,590	4,145,626
Reserve for obsolescence	(436,155)	(436,155)

Inventories, net	$3,989,435	$3,709,471

(8) Accrued Expenses

Accrued expenses consist of the following:

	June 26,	December 26,
	2021	2020

Accrued legal and accounting	$56,219	$71,671
Accrued payroll and related expenses	762,740	626,063
Accrued other	178,796	106,357

	$997,755	$804,091

(9)       Line of Credit

In September 2019, the Company entered into a revolving line of credit (LOC) with Massachusetts Business Development Corporation (BDC) in the amount of $2.5 million. The agreement includes a demand note allowing the Lender to call the loan at any time. The Company may terminate the agreement without a termination fee after 3 years. In May of 2020 this credit line was increased to $3.0 million. The LOC is secured by the accounts receivable and other assets of the Company and had an interest rate of LIBOR plus 650 basis points. In May of 2021 the interest rate was reduced to LIBOR plus 550 basis points. On June 26, 2021 the Company had $0 of borrowings under this LOC and its borrowing base at the time would have permitted an additional $3.0 million to have been borrowed.

The line of credit is subject to certain financial covenants, all of which have been met.

(10) Note Payable

In March 2020, the company acquired a Sonoscan ultrasound microscope for a price of $208 thousand. The full amount was financed through a 5 year note payable with third party equipment finance company. The note is collateralized by the microscope and is being paid in monthly installments of $4 thousand, consisting of principal plus interest at a rate of 6.47%.

In July 2020 CPS placed into service a piece of manufacturing equipment which it financed with the machine’s vendor.  The equipment cost of $40 thousand will be paid at the rate of $2 thousand per month over 2 years, resulting in an implied interest rate of 1.90%.

The aggregate maturities of the notes payable based on the payment terms of the agreement are as follows:

Remaining in:	Payments due by period
FY 2021	$29,414
FY 2022	$55,906
FY 2023	$43,837
FY 2024	$46,757
FY 2025	$8,090
Total	184,004

Total interest expense on notes payable during 2021 was $5,800.

(11)       Income Taxes

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

The Company recorded a reduction of the valuation allowance reserve of $8 thousand and $69, respectively during the three and six months ended June 26, 2021 to account for the utilization of deferred tax assets to reduce the current tax liability for the three and six months ended June 26, 2021. As a result of the utilization of deferred tax assets, the Company did not record a provision for income taxes for the three months ended June 26, 2021, and less than $1 thousand for the six months so ended.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the financial statements of the Company and notes thereto included in this report and the Company’s Annual Report on Form 10-K for the year ended December 26, 2020, and in CPS’ other SEC reports, which are accessible on the SEC’s website at www.sec.gov and the Company’s website at www.alsic.com.

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

CPS was incorporated in Massachusetts in 1984 as Ceramics Process Systems Corporation and reincorporated in Delaware in April 1987 through a merger into a wholly-owned Delaware subsidiary organized for purposes of the reincorporation. In July 1987, CPS completed our initial public offering of 1.5 million shares of our Common Stock. In March 2007, we changed our name from Ceramics Process Systems Corporation to CPS Technologies Corp.

Results of Operations for the Second Fiscal Quarter of 2021 (Q2 2021) Compared to the Second Fiscal Quarter of 2020 (Q2 2020); (all $ in 000s)

Total revenue was $5,862 in Q2 2021, a 2% increase compared with total revenue of $5,758 in Q2 2020. This increase was due primarily to the initial shipments of armor panels and increased sales of hermetic packages, offset by a decrease in the sale of baseplates to a major customer.

Gross margin in Q2 2021 totaled $1,352 or 23% of sales.  In Q2 2020, gross margin was $1,183 or 21% of sales.   This increase in margin was primarily due to moderate price increases and product mix.

Selling, general and administrative expenses (SG&A) were $1,099 in Q2 2021, up 28% when compared with SG&A expenses of $853 in Q2 2020.  This increase in SG&A expense was due to increased compensation expense as a result of the addition of our new COO and the delay in certain Director’s compensation from Q1 to Q2.

In Q2, 2021, the Company incurred interest expense of $14 due to bank borrowings. This compares with interest expense of $32 in Q2 of 2020. The decrease in interest is due to decreased borrowings as a result of the At-the-Market offering

The Company experienced operating income of $253 compared with an operating income of $331 in the same quarter last year. This decrease in operating income is due primarily to the increase in SG&A expense, discussed above. The net income for Q2 2021 totaled $239 versus $299 in Q2 2020.

Results of Operations for the First Six Months of 2021 Compared to the First Six Months of 2020 (all $ in 000s)

Total revenue was $10,728 in the first half of 2021, a 13% decrease compared with total revenue of $12,270 in the first six months of 2020. This decrease was due primarily to the impact on the Covid-19 pandemic on Q1 2021 compared to the lack of impact of the pandemic on Q1 2020.

Gross margin in the first six months of 2021 totaled $2,296 or 21% of sales. In the first six months of 2020 gross margin totaled $2,734 or 22% of sales. This decrease was due to the decrease in revenue and the reduced coverage of our fixed costs.

Selling, general and administrative (SG&A) expenses were $2,007 during the first six months of 2021, up 13% compared with SG&A expenses of $1,781 in the first six months of 2020. The hiring of our new Chief Operating Officer and increased costs associated with printing and distributing our proxy statement were the primary reasons for this increase.

During the first half of 2021, the Company incurred interest expense of $18 due to bank borrowings. This compares with interest expense of $66 incurred during the first half of 2020. The decrease in interest is due to decreased borrowings as the result of our move to profitability from 2019 to 2020 and the At-the-Market offering in Q2 2021.

In the first six months of 2021 the Company had operating income of $289 compared with $952 in the same period last year. The net income for the first six months of 2021 totaled $270 versus $901 in the first six months of 2020. This decrease was due primarily to the impact on the Covid-19 pandemic on Q1 2021 compared to the lack of impact of the pandemic on Q1 2020.

Liquidity and Capital Resources (all $ in 000s unless noted)

The Company’s cash and cash equivalents at June 26, 2021 totaled $3,016 . This compares to cash and cash equivalents at December 26, 2020 of $195 . The improvement in cash and net cash was primarily due to equity raised through the At the Market offering (“ATM”) discussed below.

Accounts receivable at June 26, 2021 totaled $4,432 compared with $2,915 at December 26, 2020.

Days Sales Outstanding (DSO) increased from 62 days at the end of 2020 to 69 days at the end of Q2 2021. The increase in DSO was due to higher sales to two large customers with longer payment terms. The accounts receivable balances at December 26, 2020, and June 26, 2021 were both net of an allowance for doubtful accounts of $10.

Inventories totaled $3,989 at June 26, 2021 compared with inventory totaling $3,709 at December 26, 2020. This increase was due to the buildup of inventory for our armor order. The inventory turnover in the most recent four quarters ending Q2 2021 was 4.0 times, down from 4.5 times averaged during the four quarters of 2020 (based on a 5 point average).

On April 26, 2021, we entered into a sales agreement (the “Sales Agreement”) with Craig-Hallum Capital Group LLC (“C-H”) pursuant to which the Company may issue and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $25.0 million in at-the-market offerings (“ATM”). On the same day, the Company filed a prospectus supplement under a shelf registration relating to the Sales Agreement. C-H will act as sales agent and will be paid a 3% commission on each sale under the Sales Agreement. The Company’s common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. From date of inception until June 26, 2021, the Company sold approximately 479 thousand shares of common stock under the Sales Agreement, for gross proceeds of approximately $3.4 million. Subsequent to June 26, 2021, the Company has not sold any additional shares.

The Company financed its increase in working capital in Q2 2021 from its profit and the ATM offering. The Company expects it will continue to be able to fund its operations for the remainder of 2021 from existing cash balances.

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

Contractual Obligations

In September 2019, the Company entered into revolving line of credit (LOC) with Massachusetts Business Development Corporation (BDC) in the amount of $2.5 million. This agreement was amended in May 2020 to increase the line to $3.0 million. The agreement includes a demand note allowing the Lender to call the loan at any time. The Company may terminate the agreement without a termination fee after 3 years. The LOC is secured by the accounts receivable and other assets of the Company and had an interest rate of LIBOR plus 650 basis points. In May of 2021 the interest rate was reduced to LIBOR plus 550 basis points. On June 26, 2021 the Company had $0 of borrowings under this LOC and its borrowing base at the time would have permitted an additional $3.0 million to have been borrowed.

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

The COVID-19 pandemic has affected financial results for the quarter ended June 26, 2021. One of our major customers uses a significant portion of our product in the manufacture of products used in high-speed rail trains. As a result of decreased ridership due to the pandemic, demand from their customers has declined. This has resulted in this customer reducing Q2 purchases. The Company believes the worst is behind us, but COVID-19 variants, lack of vaccinations on a world-wide scale and other factors could continue to negatively affect our financial results moving forward.

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

There have been no material changes to the risk factors as discussed in our 2020 Form 10-K

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

On April 23, 2020 the Company filed a report on Form 8-K which included final tabulation of votes from the Company’s Annual Meeting of Shareholders held on April 23, 2020.

On April 26, 2020 the Company filed a report on Form 8-K which included the entry into an At-the-Market Issuance Sales Agreement.

On April 30, 2021 the Company filed a report on Form 8-K which included a press release announcing the Q1 2021 financial results.

On May 13, 2021 the Company filed a report on Form 8-K which included a press release announcing the retirement of Grant Bennett as Chief Executive Officer and the appointment of Michael Bennett in his stead.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPS TECHNOLOGIES CORP.
(Registrant)

Date: August 13, 2021
/s/ Michael E. McCormack
Michael E. McCormack
Chief Executive Officer

Date: August 13, 2021

/s/ Charles K. Griffith Jr.

Charles K. Griffith Jr.

Chief Financial Officer