Form 10-Q
period 2021-09-25
CPS TECHNOLOGIES CORP/DE/
filed 2021-11-08
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 25, 2021
or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒

Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15U.S.C. 7262(b)) by the registered firm that prepared or issued its audit report.

☐ Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	CPSH	NASDAQ Capital Markets

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of November 8, 2021: 14,350,452.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORP.
Balance Sheets (Unaudited)
(continued on next page)

	September 25,	December 26,
	2021	2020
ASSETS

Current assets:
Cash and cash equivalents	$3,837,737	$195,203
Accounts receivable-trade, net	5,032,187	2,914,800
Inventories, net	3,773,228	3,709,471
Prepaid expenses and other current assets	132,315	71,506
Total current assets	12,775,467	6,890,980
Property and equipment:
Production equipment	10,370,212	10,265,471
Furniture and office equipment	568,846	568,846
Leasehold improvements	951,384	951,384
Total cost	11,890,442	11,785,701

Accumulated depreciation and amortization	(10,964,044	(10,558,816)
Construction in progress	248,846	61,062
Net property and equipment	1,175,244	1,287,947
Right-of-use lease asset	613,000	25,000
Deferred taxes, net	2,907,809	117,000
Total assets	$17,471,520	$8,320,927

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
Balance Sheets (Unaudited)
(concluded)

	September 25,	December 26,
	2021	2020
LIABILITIES AND STOCKHOLDERS` EQUITY

Current liabilities:
Note payable, current portion	44,821	58,134
Accounts payable	1,699,154	909,291
Accrued expenses	902,199	804,091
Deferred revenue	1,150,797	12,177
Lease liability, current portion	153,000	25,000
Total current liabilities	3,949,971	1,808,693
Note payable less current portion	124,566	154,570
Long term lease liability	460,000	-
Total liabilities	4,534,537	1,963,263

Commitments (note 4)

Stockholders` equity:
Common stock, $0.01 par value, authorized 20,000,000 shares; issued 14,348,786 and 13,746,242, respectively; outstanding 14,348,451 and 13,313,790, respectively; at September 25, 2021 and December 26, 2020;	143,487	137,462
Additional paid-in capital	39,270,312	36,688,894
Accumulated deficit	(26,474,301)	(29,472,368)
Less cost of 335 and 432,452 common shares repurchased, respectively; at September 25, 2021 and December 26, 2020	(2,515)	(996,323)
Total stockholders` equity	12,936,983	6,357,665
Total liabilities and stockholders` equity	$17,471,520	$8,320,927

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
Statements of Operations (Unaudited)

	Fiscal Quarters Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Revenues:
Product sales	$5,514,872	$4,452,387	$16,242,762	$16,721,973
Total Revenues	5,514,872	4,452,387	16,242,762	16,721,973

Cost of product sales	4,375,676	3,514,813	12,807,844	13,050,860
Gross Margin	1,139,196	937,574	3,434,918	3,671,113

Selling, general and administrative expense	1,227,258	684,836	3,234,344	2,466,198
Operating income (loss)	(88,062)	252,738	200,574	1,204,915

Interest income (expense), net	(2,633)	(21,263)	(32,776)	(87,004)
Other income (expense), net	18,665	(3)	30,728	14,446
Net income (loss) before income tax expense	(72,030)	231,472	198,526	1,132,359
Income tax provision (benefit)	(2,799,997)	456	(2,799,541)	456
Net income	$2,727,967	$231,016	$2,998,067	$1,131,901
Net income per basic common share	$0.19	$0.02	$0.21	$0.09
Weighted average number of basic common shares outstanding	14,324,136	13,288,652	13,963,563	13,234,508
Net income per diluted common share	$0.18	$0.02	$0.21	$0.09
Weighted average number of diluted common shares outstanding	14,811,259	13,456,486	14,542,356	13,320,915

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 25, 2021 AND SEPTEMBER 26, 2020

	Common Stock		Additional			Total
	Number of		paid-in	Accumulated	Stock	stockholders'
	shares issued	Par Value	capital	deficit	repurchased	equity
Balance at June 26, 2021	14,300,771	$143,007	$38,956,952	(29,202,268)	(1,770)	9,895,921
Share-based compensation expense	-	-	28,117	-	-	28,117
Issuance of common stock	47,515	475	284,503	-	-	284,978
Employee option exercises	500	5	740		(745)	-
Net income				2,727,967	-	2,727,967
Balance at September 25, 2021	14,348,786	143,487	39,270,312	(26,474,301)	(2,515)	12,936,983

	Common Stock		Additional			Total
	Number of		paid-in	Accumulated	Stock	stockholders'
	shares issued	Par Value	capital	deficit	repurchased	equity
Balance at December 26, 2020	13,746,242	$137,462	$36,688,894	(29,472,368)	(996,323)	6,357,665
Share-based compensation expense	-	-	147,652	-	-	147,652
Issuance of common stock	526,804	5,268	3,417,102	-	-	3,422,370
Employee options exercised	630,400	6,304	1,235,370		(1,230,445)	11,229
Treasury shares retired	(554,660)	(5,547)	(2,218,706)	-	2,224,253	-
Net income				2,998,067	-	2,998,067
Balance at September 25, 2021	14,348,786	143,487	39,270,312	(26,474,301)	(2,515)	12,936,983

	Common Stock		Additional			Total
	Number of		paid-in	Accumulated	Stock	stockholders'
	shares issued	Par Value	capital	deficit	repurchased	equity
Balance at June 27, 2020	13,427,492	$134,275	$36,177,264	(29,479,548)	(517,053)	6,314,938
Share-based compensation expense	-	-	17,389	-	-	17,389
Issuance of common stock	500	5	763	-		768
Employee option exercises	288,250	2,882	438,140	-	(441,022)	-
Net (loss)				231,016	-	231,016
Balance at September 26, 2020	13,716,242	137,162	36,633,556	(29,248,532)	(958,075)	6,564,111

	Common Stock		Additional			Total
	Number of		paid-in	Accumulated	Stock	stockholders'
	shares issued	Par Value	capital	deficit	repurchased	equity
Balance at December 28, 2019	13,427,492	$134,275	$36,094,201	(30,380,433)	(517,053)	5,330,990
Share-based compensation expense	-	-	100,452	-	-	100,452
Issuance of common stock	500	5	763	-	-	768
Employee option exercise	288,250	2,882	438,140	-	(441,022)	-
Net (loss)				1,131,901	-	1,131,901
Balance at September 26, 2020	13,716,242	137,162	36,633,556	(29,248,532)	(958,075)	6,564,111

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
Statements of Cash Flows (Unaudited)

	Nine Month Periods Ended
	September 25,	September 26,
	2021	2020

Cash flows from operating activities:
Net income	$2,998,067	$1,131,901
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities
Depreciation and amortization	411,465	382,121
Share-based compensation	147,653	100,452
Deferred taxes	(2,790,809)	33,620
Gain on sale of property and equipment	(2,047)	(5,000)

Changes in:
Accounts receivable-trade	(2,117,387)	125,339
Inventories	(63,757)	(1,087,448)
Prepaid expenses	(60,809)	(25,797)
Accounts payable	789,864	(214,775)
Deferred revenue	1,138,620	336,890
Accrued expenses	98,108	(94,984)
Net cash provided by (used in) operating activities	548,968	682,319
Cash flows from investing activities:
Purchases of property and equipment	(298,760)	(285,909)
Proceeds from sale of property and equipment	2,047	5,000
Net cash provided by (used in) investing activities	(296,713)	(280,909)

Cash flows from financing activities:
Net borrowings on line of credit	-	(414,465)
Proceeds from employee stock options	11,229	768
Proceeds from issuance of common stock	3,422,370	-
Payments on note payable	(43,320)	(9,103)
Net cash provided by (used in) financing activities	3,390,279	(422,800)
Net increase (decrease) in cash and cash equivalents	3,642,534	(21,390)
Cash and cash equivalents at beginning of period	195,203	133,965
Cash and cash equivalents at end of period	$3,837,737	$112,575
Supplemental disclosures of cash flows information:
Cash paid for income taxes	$456	$-
Cash paid for interest	32,776	87,004

Supplemental disclosures of non-cash activity:

Net exercise of stock options	47,515	441,022
Issuance of long term debt to finance equipment purchases	-	-

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

The following table presents the calculation of both basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Basic EPS Computation:
Numerator:
Net income	$2,727,967	$231,016	$2,998,067	$1,131,901

Denominator:
Weighted average Common shares Outstanding	14,324,136	13,288,652	13,963,563	13,234,508

Basic EPS	$0.19	$0.02	$0.21	$0.09

Diluted EPS Computation:
Numerator:
Net income	$2,727,967	$231,016	$2,998,067	$1,131,901

Denominator:
Weighted average Common shares Outstanding	14,324,136	13,288,652	13,963,563	13,234,508
Dilutive effect of stock options	487,124	167,834	578,793	87,217

Total Shares	14,811,259	13,456,486	14,542,356	13,320,915

Diluted EPS	$0.18	$0.02	$0.21	$0.09

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

The real estate lease expiring in 2026 (the “Norton facility lease”) is included as a right-of-use lease asset and corresponding lease liability on the balance sheet. This asset and liability was recognized based on the present value of lease payments over the lease term using the Company’s incremental borrowing rate at commencement date. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s capitalized operating leases as of September 25, 2021

(Dollars in Thousands)	September 25, 2021
Maturity of capitalized lease liabilities	Lease payments

2021	38
2022	160
2023	162
2024	165
2025	165
2026	28
Total undiscounted operating lease payments	$718
Less: Imputed interest	(105)
Present value of operating lease liability	$613

Balance Sheet Classification
Current lease liability	$153
Long-term lease liability	460
Total operating lease liability	$613

Other Information
Weighted-average remaining lease term for capitalized operating leases (in months)	53
Weighted-average discount rate for capitalized operating leases	6.6%

Operating Lease Costs and Cash Flows

Operating lease cost and cash paid was $38 thousand during the third quarter of 2021 and $114 thousand for the nine months ended September 25, 2021. These costs are related to its long-term operating lease. All other short-term leases were immaterial.

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

During the quarter ended September 25, 2021 there were 5,000 stock options granted under the Plan. There were no stock options granted under the Plan during quarter ended September 26, 2020.

During the quarter ended September 25, 2021, 500 options were exercised at a weighted average price of $1.49. During the quarter ended September 25,2021, 32,200 options were forfeited and none expired. During the quarter ended September 26, 2020, 288,250 options were exercised at a weighted average price of $1.53, and 261,355 options expired at a weighted average price of $1.53. Also during the quarter ended September 26, 2020, 500 shares were gifted to an employee for completing 20 years of service to the company.

During the quarter ended September 25, 2021, the Company repurchased 112 shares for employees to facilitate their exercise of stock options. During the quarter ended September 26, 2020 the Company repurchased 200,018 shares for employees to facilitate their exercise of stock options.

There were also 841,900 shares outstanding at a weighted average price of $2.19 with a weighted average remaining term of 6.4 years as of September 25, 2021, and there were 471,700 shares exercisable at a weighted average price of $1.89 with a weighted average remaining term of 4.7 years as of September 25, 2021. The Plan, as amended, is authorized to issue 1,500,000 shares of common stock. As of September 25, 2021, there were 1,147,000 shares available for future grants.

During the three and nine months ended September 25, 2021 the Company recognized approximately $28 thousand and $148 thousand, respectively as share-based compensation expense related to share and option grants. These amounts are included as a component of selling, general and administrative expenses in the statement of operations.

During the three and nine months ended September 26, 2020 the Company recognized approximately $17 thousand and $100 thousand, respectively as share-based compensation expense related to share and option grants. These amounts are included as a component of selling, general and administrative expenses in the statement of operations.

(6)   2021 At-the-Market Offering

On April 26, 2021, the Company entered into a sales agreement (the “Sales Agreement”) with Craig-Hallum Capital Group LLC (“C-H”) pursuant to which the Company may issue and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $25.0 million in at-the-market offerings (“ATM”) sales. On the same day, the Company filed a prospectus supplement under a shelf registration relating to the Sales Agreement. C-H will act as sales agent and will be paid a 3% commission on each sale under the Sales Agreement. The Company’s common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. For the quarter ended September 25, 2021, the Company sold approximately 48 thousand shares of common stock under the Sales Agreement, for gross proceeds of approximately $295 thousand. From date of inception until September 25, 2021, the Company sold approximately 527 thousand shares of common stock under the Sales Agreement, for gross proceeds of approximately $3.7 million. Subsequent to September 25, 2021, the Company has not sold any additional shares.

(7)   Inventories

Inventories consist of the following:

	September 25,	December 26,
	2021	2020
Raw materials	$1,312,313	$752,760
Work in process	2,068,812	2,800,226
Finished goods	775,129	592,640
Total inventory	4,156,254	4,145,626

Reserve for obsolescence	(383,026)	(436,155)
Inventories, net	$3,773,228	$3,709,471

(8)   Accrued Expenses

Accrued expenses consist of the following:

	September 25,	December 26,
	2021	2020

Accrued legal and accounting	$69,719	$71,671
Accrued payroll	728,389	626,063
Accrued other	104,091	106,357
	$902,199	$804,091

(9)   Line of Credit

In September 2019, the Company entered into a revolving line of credit (LOC) with Massachusetts Business Development Corporation (BDC) in the amount of $2.5 million. The agreement includes a demand note allowing the Lender to call the loan at any time. The Company may terminate the agreement without a termination fee after 3 years. In May of 2020 this credit line was increased to $3.0 million. The LOC is secured by the accounts receivable and other assets of the Company and had an interest rate of LIBOR plus 650 basis points. In May of 2021 the interest rate was reduced to LIBOR plus 550 basis points. On September 25, 2021, the Company had $0 of borrowings under this LOC and its borrowing base at the time would have permitted an additional $2.6 million to have been borrowed.

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

The aggregate maturities of the notes payable based on the payment terms of the agreement are as follows:

Remaining in:	Payments due by period
FY 2021	$14,798
FY 2022	$55,906
FY 2023	$43,837
FY 2024	$46,757
FY 2025	$8,090
Total	169,388

Total interest expense on notes payable during 2021 was $8,434.

(11)   Income Taxes

A valuation allowance against deferred tax assets is required to be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. In December 2018, the Company established a valuation allowance reserve, as it was judged more likely than not that all or a portion of its deferred tax assets will not be utilized before they expire. This decision was reached after giving greater weight to the Company’s losses from 2016 - 2018 as compared to its forecasts.

           In September 2021 the Company evaluated the valuation allowance against deferred tax assets. As a result of the Company’s profitability in recent years and its forecasts for future profitability.  The Company believes that it is “more likely than not” that the Company will be able to fully utilize the deferred tax asset before the assets begin to expire.  This reversal of the valuation allowance was made net of the expected tax liability for 2021.

ITEM 2        MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the financial statements of the Company and notes thereto included in this report and the Company’s Annual Report on Form 10-K for the year ended December 26, 2020.

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

Results of Operations for the Third Fiscal Quarter of 2021 (Q3 2021) Compared to the Third Fiscal Quarter of 2020 (Q3 2020); (all $ in 000s)

Total revenue was $5,515 in Q3 2021, a 24% increase compared with total revenue of $4,452 in Q3 2020. This increase was due primarily to the Company’s first armor production order which did not start until Q2 2021 as well as increases in sales to other customers in the aerospace and defense markets.

Gross margin in Q3 2021 totaled $1,139 or 21% of sales. In Q3 2019, gross margin was $938 or 21% of sales. This increase in margin directly correlates to the increased revenue.

Selling, general and administrative expenses (SG&A) were $1,227 in Q3 2021, up 79% when compared with SG&A expenses of $684 in Q3 2020. This increase was primarily due to non-recurring restructuring costs of $327. The Company executed a plan to streamline its operations in Q3 2021 and incurred one time severance and other costs under the plan. In addition to the restructuring costs commission expense was increased from Q3 2020 to Q3 2021 due to higher revenue.

In Q3, 2021, the Company incurred interest expense of $3 due to equipment financing. This compares with interest expense of $21 in Q3 of 2020 which was primarily due to bank borrowings.

The Company incurred an operating loss of $88 compared with operating income of $254 in the same quarter last year. This decrease in operating income is due almost entirely to the non-recurring restructuring costs, discussed above. The net income for Q3 2021 totaled $2,728 versus net profit of $231 in Q3 2020.

This differential in net income is due to the reversal of the deferred tax asset valuation allowance discussed in footnote 10, above.  The pre-tax net loss was $72.

Results of Operations for the First Nine Months of 2021 Compared to the First Nine Months of 2020 (all $ in 000s)

Total revenue was $16,243 in the first nine months of 2021, a 3% decrease compared with total revenue of $16,722 in the first nine months of 2020. This decrease was due primarily to the impact of the non-Covid quarter of Q1 2020, compared to the impact of Covid on Q1 2021.

Gross margin in the first nine months of 2021 totaled $3,435 or 21% of sales. In the first nine months of 2020 gross margin totaled $3,671 or 22% of sales. This small decrease was due to differences in product mix.

Selling, general and administrative (SG&A) expenses were $3,234 during the first nine months of 2021, up 31% compared with SG&A expenses of $2,466 in the first nine months of 2020. This increase was due to the non-recurring restructuring costs discussed above, 6 months of concurrent compensation costs for both the former CEO and his replacement, as well as recruiting, option grants and other up front costs of bringing him on board.

               During the first nine months of 2021, the Company incurred interest expense of $33 due primarily to bank borrowings in Q1 and Q2. This compares with interest expense of $87 incurred during the first nine months of 2020.

In the first nine months of 2021 the Company generated operating income of $201 compared with operating income of $1,205 in the same period last year. Similar to revenue, the difference between the first quarter of 2020, pre-Covid, compared to the first quarter of 2021, plus the non-recurring restructuring costs account for this difference. The net income for the first nine months of 2021 totaled $2,998 versus net income of $1,132 in the first nine months of 2020.

In December 2018 the Company set up a valuation reserve against its deferred tax asset. At the time, following a period of sustained losses, management determined that it was more likely than not that this tax asset would not be used. Management has reevaluated this decision in light of recent profitability and expected future profitability and has determined that it is more likely than not that the Company will be able to fully utilize this tax asset. As a result of releasing the valuation allowance against the deferred tax asset, a tax benefit of $2.8 million has been recorded on the income statement as of September 25, 2021.

Liquidity and Capital Resources (all $ in 000s unless noted)

The Company’s cash and cash equivalents at September 25, 2021 totaled $3,838. This compares to cash and cash equivalents at December 26, 2020 of $195. The improvement in cash was primarily due to equity raised through the At the Market offering (“ATM”) discussed below.

Accounts receivable at September 25, 2021 totaled $5,032 compared with $2,915 at December 26, 2020.

Days Sales Outstanding (DSO) increased from 62 days at the end of 2020 to 82 days at the end of Q3 2021. The increase in DSO was due to advance billings to customers whose orders require CPS to purchase special raw materials in order to fulfill those orders. These billings are currently in accounts receivable, but not yet reflected in revenue. The accounts receivable balances at December 26, 2020, and September 25, 2021 were both net of an allowance for doubtful accounts of $10.

Inventories totaled $3,773 at September 25, 2021 compared with inventory totaling $3,709 at December 26, 2020. The inventory turnover in the most recent four quarters ending Q3 2021 was 4.3 times, down from 4.5 times averaged during the four quarters of 2020 (based on a 5 point average).

On April 26, 2021, the Company entered into a sales agreement (the “Sales Agreement”) with Craig-Hallum Capital Group LLC (“C-H”) pursuant to which the Company may issue and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $25.0 million in at-the-market offerings (“ATM”) sales. On the same day, the Company filed a prospectus supplement under a shelf registration relating to the Sales Agreement. C-H will act as sales agent and will be paid a 3% commission on each sale under the Sales Agreement. The Company’s common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. For the quarter ended September 25, 2021, the Company sold approximately 48 thousand shares of common stock under the Sales Agreement, for gross proceeds of approximately $295 thousand. From date of inception until September 25, 2021, the Company sold approximately 527 thousand shares of common stock under the Sales Agreement, for gross proceeds of approximately $3.7 million. Subsequent to September 25, 2021, the Company has not sold any additional shares.

The Company financed its working capital during the first nine months of 2021 from a combination of its net profit during the period and proceeds from its ATM offering. The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2021 from existing cash balances.

Although the Company’s customer base is expanding, the Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its business objectives.

Contractual Obligations

In September 2019, the Company entered into revolving line of credit (LOC) with Massachusetts Business Development Corporation (BDC) in the amount of $2.5 million. This agreement was amended in May 2020 to increase the line to $3.0 million. The agreement includes a demand note allowing the Lender to call the loan at any time. The Company may terminate the agreement without a termination fee after 3 years. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of LIBOR plus 650 basis points. At September 25, 2021 the Company had $0 of borrowings under this LOC and its borrowing base at the time would have permitted $2.621 million to have been borrowed.

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

As of September 25, 2021, the Company had $249 of construction in progress and no outstanding commitments to purchase production equipment.

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

101.INS Inline XBRL Instance Document

101.SCH Inline XBRL Taxonomy Extension Schema Document

101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

(b)         Reports on Form 8-K

          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPS TECHNOLOGIES CORP.
(Registrant)

Date:	November 8, 2021
/s/	Michael E. McCormack

Michael E. McCormack
Chief Executive Officer

Date:	November 8, 2021
/s/	Charles K. Griffith Jr.

Charles K. Griffith Jr.

Chief Financial Officer