Form 10-Q/A
period 2021-06-26
CPS TECHNOLOGIES CORP/DE/
filed 2021-11-29
CIK 814676

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of CPS Technologies Corp. for the quarterly period ended June 26, 2021, filed with the Securities and Exchange Commission on August 13, 2021, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-Q provides the consolidated financial statements and related notes from the Form 10-Q formatted in iXBRL (Inline eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406 of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

(Dollars in Thousands)	June 26, 2021
Maturity of capitalized lease liabilities	Lease payments
2021	76
2022	160
2023	162
2024	165
2025	165
2026	28
Total undiscounted operating lease payments	$756
Less: Imputed interest	(118)
Present value of operating lease liability	$638

Balance Sheet Classification
Current lease liability	$151
Long-term lease liability	487
Total operating lease liability	$638
Other Information
Weighted-average remaining lease term for capitalized operating leases (in months)	56
Weighted-average discount rate for capitalized operating leases	6.6%

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

(11)Income Taxes

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

Date: November 29, 2021
/s/ Michael E. McCormack
Michael E. McCormack
Chief Executive Officer

Date: November 29, 2021
/s/ Charles K. Griffith Jr.
Charles K. Griffith Jr.
Chief Financial Officer