Form 10-K
period 2021-12-25
CPS TECHNOLOGIES CORP/DE/
filed 2022-03-10
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 25, 2021
or
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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer," "accelerated filer," "smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

☐ Yes ☒ No

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was $55 million based on the average of the reported closing bid and asked prices for the Common Stock as of the last business day of the registrant’s most recently completed fourth fiscal quarter as reported on the NASDAQ Capital Market.

Number of shares of Common Stock outstanding as of March 6, 2022: 14,395,952 shares.

Documents incorporated by reference.

Part I

Item 1. Business.

CPS Technologies Corp. (the ‘Company’ or ‘CPS’) provides advanced material solutions for the transportation, automotive, energy, computing/internet, telecommunications, aerospace and defense markets.  CPS products are important elements in electrifying the green economy and in the protection of military personnel around the world.

Our primary material solution is metal matrix composites (MMCs).  We design, manufacture and sell custom metal matrix composite components for the performance and reliability of systems in the end markets described above.

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

Using its proprietary MMC technology, the Company also produces light-weight armor. Due to its ability to withstand extreme environments and high threat levels, CPS armor has been selected as the solution for the U.S. Navy’s crew served weapons station program. Its light weight also makes it an ideal solution for aircraft and other vehicles requiring a high strength to weight ratio.

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

CPS was incorporated in Massachusetts in 1984 as Ceramics Process Systems Corporation and reincorporated in Delaware in April 1987 through a merger into a wholly-owned Delaware subsidiary organized for purposes of the reincorporation. In July 1987, CPS completed our initial public offering of 1.5 million shares of our Common Stock. In March 2007, the Company changed its name from Ceramics Process Systems Corporation to CPS Technologies Corp.

CPS website is http://www.cpstechnologysolutions.com.

Overview of Markets and Products

Electronics Markets Overview

The electronics world can be divided into power processing and signal processing.  Power processing consists of converting the electrical power provided by the power source into the appropriate voltage and amperage needed for the device using the power.  Signal processing consists of the myriad ways digital and analog signals are used in computing, communications, and related applications.

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

The designer must resolve the thermal management issues or the system will fail. For every 10 degree Celsius rise in temperature above a threshold level, the reliability of an integrated circuit is decreased by approximately half. In addition, heat usually causes changes in parameters which degrade the performance of both active and passive electronic components.

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

CPS produces products made of AlSiC in the shapes and configurations required for each application, for example, in the form of lids, substrates, housings, etc. Every product is made to a customer’s blueprint. The CPS process technology allows most products to be made to net shape, requiring little or no final machining.

In the metal matrix composite world, the Company primarily manufactures AlSiC components. Nevertheless, its proprietary Quickset- Quickcast process technology can be used to produce other metal-matrix composites to meet future market needs. For example, CPS is able to combine Aluminum with other ceramic fillers such as graphite and fibers.

An important development in power processing is the emergence of wide-band gap semiconductors, particularly SiC semiconductors.  SiC chips are more efficient than Si chips and are being used more frequently in power applications.  Modules using SiC chips run at higher temperatures, increasing the need for improved thermal management, a need which the Company’s products meet.

Armor Markets Overview

Armor has traditionally been steel panels.   As threat levels have increased the amount of steel required to provide ballistic protection has reached a point where the weight degrades a vehicle’s performance.  The U.S. military has increasingly used ceramic armor in weight sensitive applications.  However, ceramic armor has several limitations, including limited multi-hit capability.   By embedding ceramic armor tiles in a metal matrix, these problems are overcome; the result is armor that is light-weight, has excellent ballistic protection, and environmental durability.

The Company’s HybridTech Armor® panels are particularly well suited for extreme environments – the panels do not degrade in salt spray, or extreme heat. The Company is producing armor panel strikefaces for the U.S. Navy and believes it will increasingly be used in these and other surface vessel applications.

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

We provide baseplates and heat spreaders on which power semiconductors are mounted to produce modules for motor control. The power semiconductors are typically IGBTs and these applications are often referred to as IGBT applications. Our MMC (AlSiC) baseplates have sufficient thermal conductivity to allow for removal of heat through the baseplate and have a thermal expansion rate sufficiently similar to the other components in the assembly to ensure reliability over time as the assembly thermally cycles. We believe this market will continue to grow as the use of power modules penetrates additional motor applications, and as electric motors themselves penetrate new applications such as the hybrid and electric vehicles.

Today our primary products for IGBT applications are used in electric trains, subway cars, wind turbines and hybrid and electric vehicles.

Major automobile companies around the world are introducing hybrid electric vehicles (HEVs) and electric vehicle (EVs) at an increasing rate. This focus on more energy efficient vehicles is being driven by concerns about climate change. There are many varieties of HEVs and EVs, but all HEVs and EVs contain an electric motor and contain one or more motor controller modules. The Company provides baseplates on which motor controller modules are assembled; these baseplates are lighter weight and provide greater reliability than baseplates made from more conventional materials, typically copper.

Copper is less expensive than the Company’s MMC solution, but its rate of thermal expansion is significantly different than that of the silicon semiconductors mounted to baseplates. In low voltage applications this is not a problem as the heat being generated is not enough to degrade the reliability of the power module. As voltage levels and the heat related to them go up, MMC baseplates become the preferred solution. Currently HEV/EV manufacturers are in the general area where those who want to save on short term costs are perfectly fine using power modules with copper baseplates, while those who want longer term reliability, more the luxury market, will use power modules with an MMC (AlSiC) baseplate.

Of particular interest on this topic is the fact that there is a move to using Silicon Carbide (SiC) semiconductors instead of silicon semiconductors. SiC has proven to be more efficient than silicon allowing, among other things for EV’s and HEV’s to run for longer periods on a single charge of the auto’s battery. This is important to CPS as SiC semiconductors run hotter than silicon semiconductors. As such, the voltage levels for which AlSiC would be preferred over copper would be lower meaning the AlSiC baseplate would be the better choice for manufacturers currently on the margin when it comes to the voltage levels being utilized in their vehicles.

The Company is working with multiple tier one and tier two suppliers to the automobile industry on several new designs, including SiC modules, for future introduction. The Company believes the HEV and EV markets will be the source of significant and long-term growth for the Company.

Hermetic Packages

The prime use of hermetic packaging is for space, flight and undersea applications such as torpedoes, submarines and communications buoys. Hermetic packages allow the assembly of multiple semiconductor devices known as Hybrid Microelectronic Assemblies (HMA). Today’s HMA technology can, in a CPS 2x2 inch package, provide the computing technology of today's typical server or yesterday's small mainframe.

These HMA’s have been used since the late 50’s in various radar and sophisticated shipboard surveillance systems, including early nuclear deterrent systems such as the Minuteman missile. CPS has provided technological advances from the old silo-based systems to space based deterrence far beyond what was even dreamed of even a few decades ago. We also support all types of communication satellites and are looking forward to being a part of the wide-ranging programs that will define the manner of how we talk to one another for decades to come.   CPS is the only producer of hermetic packages with AlSiC bases, combining our expertise in hermetic package production with our expertise in MMC production. This ability provides tremendous benefits regarding a much lighter weight package which is extremely important for space based programs. CPS hermetic packages are used in every current generation GPS satellite, the Mars Perseverance rover as well as many other aerospace applications.

Customers

We sell primarily to major microelectronics systems houses in the United States, Europe and Asia. Our customers typically purchase prototype and evaluation quantities of our products over a one to three year period before purchasing production volumes.

In 2021, our three largest customers accounted for 24%, 16%, and 11% of revenues, respectively. In 2021, approximately 77% of our revenues were derived from commercial applications and 23% from defense-related applications.

Availability of Raw Materials

We use a variety of raw materials from numerous domestic and foreign suppliers. These materials are primarily aluminum ingots, ceramic powders, chemicals and hermetic assembly components. The raw materials we use are available from domestic and foreign sources and none is believed to be scarce or restricted for national security reasons.  We use no conflict metals.

Patents and Trade Secrets

As of December 25, 2021, the Company had 11 United States patents.  In addition, the Company had several international patents covering the same subject matter as the U.S. patents.

We intend to continue to apply for domestic and foreign patent protection in appropriate cases. In other cases, we believe we are better served by reliance on trade secret protection. In all cases, we seek protection for our technological developments to preserve our competitive position.

Backlog and Contracts

Virtually 100% of the Company's product sales are custom in that they are based on customers’ drawings and the large majority of these sales are "designed in" and are sold over multiple years. Major customers typically give the Company a non-binding forecast of demand for a one-year period and then negotiate a pricing agreement with the Company valid for that one-year period. These and other customers typically issue purchase orders to be shipped on a particular date, or to be drawn against and shipped under releases. The Company has a backlog of $25 million as of December 25, 2021. This backlog consists of orders received from customers and which are for the most part scheduled to ship in 2022. Readers should be aware that under certain circumstances customers may be able to cancel existing orders, some of which may be significant, which would reduce this backlog.

Competition

We have developed and expect to continue to develop products for a number of different end markets and we will encounter competition from different producers of metal-matrix composites, hermetic packages, armor, and other competing materials.

We believe that the principal competitive factors in our end markets today include technical competence, product performance, quality, reliability, price, delivery performance, corporate reputation, and strength of sales and marketing resources. We believe our proprietary processes, reputation, and the price at which we can offer products for sale will enable us to compete successfully in the many electronics, aerospace and defense end markets.

Our primary direct competitor in metal matrix composites is Denka, a large chemical company based in Japan.  We see manufacturers in China seeking to penetrate our markets. We believe they offer their products at lower prices but have generally not yet been to be able to provide the delivery, performance, quality and reliability required by the market.

Regarding hermetic packages, the market is much more fragmented. There are a number of different hermetic package types allowing certain companies to specialize in a particular area of the overall hermetic package market. Some of these companies are competitors of CPS, while others focus on product types not sold by CPS. In 2021 CPS significantly expanded its technical competence through the hire of several employees who are allowing the Company to expand its presence in areas in which we previously did not participate. Combined with our emphasis on quality and customer service we expect to see continued growth in our hermetic package product line. Management believes our main domestic competitors in this arena are Egide, Ametek, and Hermetic Solutions Group.

The company currently has contracts to produce its HybridTech Armor® panels. To our knowledge, we do not have any direct competitors in this market. Our competition in this area would be alternatives to our HybridTech Armor® which would involve various tradeoffs regarding cost, weight, anti-ballistic properties and things of that nature. As CPS expands its armor capabilities, we could begin to see more direct competition from more established armor producers.

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

Employees

As of December 25, 2021, we had 90 permanent full-time employees. 79 were engaged in manufacturing and engineering and 11 in sales and administration, including finance, HR and general management. We also have approximately 8 manufacturing people working with us through temporary employment agencies. During 2021, the Company made a concerted effort to increase factory efficiency while also expanding its sales force.

None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be excellent.

Item 1A. Risk Factors.

The risks set forth below may not be the only risk factors relating to the Company. Any of these factors, many of which are beyond our control, could materially adversely affect our business, financial condition, operating results, cash flow and stock price.

Business or economic disruptions or global health concerns could seriously harm our business.

Broad-based business, economic disruptions or global health concerns could adversely affect our business and the sale of our products. For example, in December 2019 an outbreak of a novel strain of the coronavirus disease (COVID-19) originated in Wuhan, China, and has since spread to a number of other countries, including the United States. Initially, this outbreak resulted in extended shutdowns of certain businesses in the Wuhan region and had ripple effects to businesses around the world. Most recently, this disruption has extended to the United States, including to our business. Although the Company has remained open throughout the global pandemic, complete or partial government shutdowns of many businesses, schools, bars and restaurants have occurred.  The Russian invasion of Ukraine could also adversely affect our business in spite of the immaterial amount of direct business we have done in this region in the past.  We cannot presently predict the scope and severity of any future business shutdowns or disruptions to us, but if we or any of the third parties with whom we engage, including our customers, suppliers and other third parties with whom we conduct business, were to experience extended shutdowns or other business disruptions, our ability to conduct our business could be materially and negatively impacted, and could have a material adverse effect on our business and our results of operation and financial condition.

A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide may adversely affect our business.

Our operations expose us to risks associated with pandemics, epidemics or other public health emergencies, such as the recent outbreak of coronavirus disease (COVID-19) which has spread around the world.  Outbreaks such as these have resulted, and can continue to result, in governments around the world implementing increasingly stringent measures to help control the spread, including quarantines, "shelter in place" and "stay at home" orders, travel restrictions, business curtailments, school closures, and other measures.  Government imposed requirements regarding vaccines, testing etc., could negatively impact the Company’s ability to hire or retain certain employees who are important to our business operations. These actions with respect to the COVID-19 outbreak have negatively impacted, and could continue to have negative impacts on, our operations, supply chain, transportation networks, customers and employees.  The COVID-19 outbreak could materially and adversely affect us. Any continuing economic downturn as a result of this pandemic could adversely affect, demand for our products, and negatively impact our business or results of operations through the temporary closure of our operating locations or those of our customers or suppliers.

The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects, including the deployment and efficacy of vaccines.  While we expect this matter to materially and adversely impact our financial results, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time.

We have a highly concentrated customer base so that changes in ordering patterns, delays or order cancellations could have a material adverse effect on our business and results of operations.

Three customers accounted for 51% of revenue in 2021 and 73% of revenue in 2020. We believe that our relationships with these customers are positive and may provide us with ongoing continuous sustainability for years to come, however a large customer, if lost, would be difficult to be replace, and our inability to do so may have a material adverse effect on our business and financial condition. We expect that orders from a relatively limited number of customers will continue to account for a substantial portion of our business. The mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If any of our significant customers do not place orders, or they substantially reduce, delay or cancel orders, we may not be able to replace the business in a timely manner or at all, which can and has had a material adverse effect on our results of operations and financial condition. Major customers may also seek, and on occasion receive, pricing, payment or other commercial terms that are less favorable to us and can hurt our competitive position.

Our lengthy and variable sales cycle makes it difficult to predict our financial results.

The sales cycle for our products is often lengthy, ranging from several months to several years. In many cases potential customers must evaluate the properties of our product against their current solution, which may not be as robust as the CPS solution, but is often less expensive. In many cases potential customers must redesign other components of the end product they are making to realize the full benefits of using our products. The lengthy sales cycle makes forecasting the volume and timing of sales difficult and raises additional risks that customers may cancel or delay introduction of their end-products into the marketplace, thus affecting our demand. The length of the sales cycle depends on the size and complexity of the project, and the depth of the evaluation of our products conducted by the customers.

Because a significant portion of our operating expenses is fixed, we have and may continue to incur substantial expense before we earn associated revenue. If customer cancellations occur, they could result in the loss of anticipated sales without allowing us sufficient time to reduce our operating expenses.

Our success is highly dependent on managerial contributions of key individuals and we may be unable to retain these individuals or recruit others.

We depend on our senior executives and certain key managers as well as engineering, research and development, sales, marketing and manufacturing personnel, who are critical to our business. We do not have long-term employment agreements with our key employees. Furthermore, larger competitors may be able to offer more generous compensation packages to our executives and key employees, and therefore we risk losing key personnel to those competitors. If we were to lose the services of any of our key personnel, or if we fail to attract and train qualified personnel, our engineering, product development, manufacturing and sales efforts could be slowed. In particular, we have, from time to time, experienced difficulty in hiring and retaining skilled engineers with appropriate qualifications to support our growth strategy. Our success depends on our ability to identify, hire, train and retain qualified engineering personnel with experience in equipment design. Specifically, we need to continue to attract and retain product development, materials and manufacturing engineers to work with our direct sales force to technically qualify and perform on new sales opportunities and orders, and to demonstrate our products.

We may also incur increased operating expenses and be required to divert the attention of our senior executives to search for replacements. The integration of any new personnel could disrupt our ongoing operations.

Acquisitions can result in an increase in our operating costs, divert management’s attention away from other operational matters and expose us to other associated risks.

From time to time, we evaluate potential acquisitions of businesses and technologies, and we consider targeted acquisitions that expand our core competencies to be an important part of our future growth strategy.  We expect that any acquisitions of other businesses will have synergistic products, services and technologies.

Acquisitions involve numerous risks, which include but are not limited to:

●

difficulties and increased costs in connection with the integration of the personnel, operations, technologies, services and products of the acquired companies into our existing facilities and operations;

●	diversion of management’s attention from other operational matters;
●	failure to commercialize the acquired technology;
●	the potential loss of key employees of the acquired companies;
●	lack of synergy, or inability to realize expected synergies, resulting from the acquisitions;
●	the risk that the issuance of our common stock, if any, in an acquisition or merger could be dilutive to our shareholders;
●	the inability to obtain and protect intellectual property rights in key technologies; and
●	the acquired assets becoming impaired as a result of technological advancements or worse-than-expected performance of the acquired assets.

The conditions of the markets in which we operate are volatile. The demand for our products and the profitability of our products can change significantly from period to period as a result of numerous factors.

The industries in which we operate are characterized by ongoing changes, including:

●	the availability of funds for research and development;
●	global and regional economic conditions;
●	governmental budgetary and political constraints; and
●	changes in technology.

For these and other reasons, our results of operations for past periods may not necessarily be indicative of future operating results.

Volatile and cyclical demand for our products may make it difficult for us to accurately budget our expense levels, which are based in part on our projections of future revenues.

When cyclical fluctuations result in lower-than-expected revenue levels, operating results may be materially adversely affected and cost reduction measures may be necessary for us to remain competitive and financially sound. During a down cycle, we must be able to make timely adjustments to our cost and expense structure to correspond to the prevailing market conditions. In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and the number of our personnel to meet customer demand, which may require additional liquidity. We can provide no assurance that these objectives can be met in a timely manner in response to changes within the industry cycles in which we operate. If we fail to respond to these cyclical changes, our business could be seriously harmed.

We do not have long-term volume production contracts with our customers, and we do not control the timing or volume of orders placed by our customers. Whether and to what extent our customers place orders for any specific products, and the mix and quantities of products included in those orders are factors beyond our control. Insufficient orders would result in under-utilization of our manufacturing facilities and infrastructure, and will negatively affect our financial position and results of operations.

We face significant competition, are relatively small in size and have fewer resources in comparison with some of our competitors.

We face significant competition throughout the world, which may increase as certain markets in which we operate continue to evolve. Our future performance depends, in part, upon our ability to continue to compete successfully worldwide. Some of our competitors are diversified companies that have substantially greater financial resources and more extensive research, engineering, manufacturing, marketing and customer service and support capabilities than we can provide. Our failure to compete successfully with these other companies would seriously harm our business. There is a risk that larger, better financed competitors will develop and market more advanced products than those we currently offer, or that competitors with greater financial resources may decrease prices, thereby putting us under financial pressure.

We may experience increasing price pressure.

Our historical business strategy for many of our products has focused on product performance and customer service rather than on price. As a result of budgetary constraints, many of our customers are extremely price sensitive when purchasing our products. Recent inflationary trends could further exacerbate this issue.  If we are unable to obtain prices that allow us to continue to compete on the basis of product performance and customer service, our profit margins will be reduced.

Manufacturing interruptions or delays could affect our ability to meet customer demand and lead to higher costs.

We may experience significant interruptions of our manufacturing operations, delays in our ability to deliver products or services, increased costs or customer order cancellations as a result of:

●	the failure or inability of suppliers to timely deliver sufficient quantities of materials and components on a cost-effective basis;
●	volatility in the availability and cost of materials;
●	difficulties or delays in obtaining required import or export approvals;
●	information technology or infrastructure failures;
●

natural disasters or other events beyond our control (such as earthquakes, floods or storms, regional economic downturns, pandemics, social unrest, political instability, terrorism, or acts of war); and

●	the effects of the novel coronavirus (COVID-19) on our employees, suppliers and other third-parties upon which we rely.

Continued growth could result in the need to move or expand our facilities. The costs of such a move or expansion could be significant to our profitability.

Our ability to meet our customer’s needs including the on-time shipment of products, is paramount to our success. Our current facility may not be able to adequately handle future growth and our ability to meet the needs of our customers. This could result in our having to relocate to a new facility which could have a material impact on our profitability.

We have made investments in our proprietary technologies. If third parties violate our proprietary rights, or accuse us of infringing upon their proprietary rights, such events could result in a loss of value of some of our intellectual property or costly litigation.

Our success is dependent in part on our technologies and our other proprietary rights.  We believe that while patents can be useful and may be utilized by us in the future, they are not always necessary or feasible to protect our intellectual property. The process of seeking patent protection is lengthy and expensive, and we cannot be certain that applications will actually result in issued patents or that issued patents will be of sufficient scope or strength to provide meaningful protection or commercial advantage to us.  In addition to patent protection, we have also historically protected our proprietary information and intellectual property such as design specifications, blueprints, technical processes and employee know-how, by limiting access to this confidential information and trade secrets and through the use of non-disclosure agreements. Other companies and individuals, including our competitors, may develop technologies that are similar or superior to our technology, or design around the intellectual property that we own or license.  Our failure to adequately protect our intellectual property, could result in the reduction or extinguishment of our rights to such intellectual property. We also assert rights to certain trademarks relating to certain of our products and product lines.

While patent, copyright and trademark protection for our intellectual property may be important, we believe our future success in highly dynamic markets is most dependent upon the technical competence and creative skills of our personnel.  We attempt to protect our trade secrets and other proprietary information through confidentiality agreements with our customers, suppliers, employees and consultants, and through other internal security measures.  However, these employees, consultants and third parties may breach these agreements, and we may not have adequate remedies for wrongdoing.  In addition, the laws of certain territories in which we sell our products may not protect our intellectual property rights to the same extent as do the laws of the United States.

We may receive communications from other parties asserting the existence of patent rights or other intellectual property rights that they believe cover certain of our products, processes, technologies or information.  If such cases arise, we will evaluate our position and consider the available alternatives, which may include seeking licenses to use the technology in question on commercially reasonable terms, or defending our position.  Nevertheless, we cannot ensure that we will be able to obtain licenses, or, if we are able to obtain licenses, that related terms will be acceptable, or that litigation or other administrative proceedings will not occur.  Defending our intellectual property rights through litigation could be very costly.  If we are not able to negotiate the necessary licenses on commercially reasonable terms or successfully defend our position, our financial position and results of operations could be materially and adversely affected.

The price of our common shares is volatile and could decline significantly.

The stock market has at times over the last 15 years experienced periods of high and extreme volatility. If these market fluctuations continue, the trading price of our common shares could decline significantly independent of the overall market, and stockholders could lose all or a substantial part of their investment. The market price of our common shares could fluctuate significantly in response to several factors, including, among others:

●

difficult macroeconomic conditions, including inflation, unfavorable geopolitical events, and general stock market uncertainties, such as those occasioned by a global liquidity crisis and a failure of large financial institutions;

●	receipt of large orders or cancellations of orders for our products;
●	issues associated with the performance and reliability of our products;
●	actual or anticipated variations in our results of operations;
●	announcements of financial developments or technological innovations;
●	changes in recommendations and/or financial estimates by investment research analysis;
●	strategic transactions, such as acquisitions, divestitures, or spin-offs; and
●	the occurrence of major catastrophic events, including the effects of the spread of the novel coronavirus (COVID-19).

Significant price and value fluctuations have occurred with respect to our publicly traded securities. The price of our common shares is likely to be volatile in the future. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. If similar litigation were pursued against us, it could result in substantial costs and a diversion of management’s attention and resources, which could materially and adversely affect our financial condition, results of operations, and liquidity.

If we are subject to cyber-attacks, we could incur substantial costs and, if such attacks are successful, we could incur significant liabilities, reputational harm, and disruption to our operations.

We manage, store and transmit proprietary information and sensitive data relating to our operations. We may be subject to breaches of the information technology systems we use for these purposes. Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate and/or compromise our confidential information (and or third-party confidential information), create system disruptions, or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our systems or our products, or that otherwise exploit any security vulnerabilities.

The costs to address the foregoing security problems and security vulnerabilities before or after a cyber-incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service, and loss of existing or potential customers, impeding our sales, manufacturing, distribution, or other critical functions. In addition, breaches of our security measures and the unapproved dissemination of proprietary information or sensitive data about us, our customer, or other third parties, could expose us, our customers, or other third parties to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our reputation, or otherwise harm our business.

Item 1B. Unresolved Staff Comments.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Properties

As of December 25, 2021, all of our manufacturing, engineering, sales and administrative operations were located in leased facilities in Norton, Massachusetts.

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

While adequate for current business volumes, continued expected growth of our business may result in the need to move to a larger location, open a second location or expand our footprint at our current location..

Item 3. Legal Proceedings

We are not a party to any litigation which could have a material adverse effect on us or on our business.

Item 4. Mine Safety Disclosures

Not applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

CPS Technologies Corp. shares have traded on The Nasdaq Capital Market, under the symbol “CPSH”. On December 25, 2021, we had approximately 100 shareholders of record. We have never paid cash dividends on our Common Stock. We currently plan to reinvest our earnings, if any, for use in the business and do not intend to pay cash dividends in the foreseeable future. Future dividend policy will depend, among other factors, upon our earnings and financial condition.

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

Overview

The Company’s products contribute to the electrification of the green economy.  The products we provide include baseplates for motor controllers used in high-speed electric trains, subway cars, wind turbines, and hybrid and electric vehicles.  We provide hermetic packages used in radar, satellite and avionics applications.  We provide lids and heatspreaders used with high performance integrated circuits for in internet switches and routers. We provide armor for naval and other military applications.

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

The Company believes the underlying demand for metal matrix composites is growing as the electronics and other industries seek higher performance, higher reliability, and reduced costs. CPS believes that the Company is well positioned to offer our solutions to current and new customers as these demands grow. In 2021 the Company’s top three customers accounted for 51% of revenue and the remaining 49% of revenue was derived from 57 other customers. In 2020 the top three customers accounted for 73% of revenue and the remaining 27% of revenue was derived from approximately 61 customers.

COVID-19 Pandemic

As a provider of essential services products and services, CPS has been open and operating throughout the novel coronavirus pandemic. To date most of our customers remain open and operational. In 2021 we saw a gradual improvement in the ability of our customers and suppliers to deal with the pandemic as we begin to return to normalcy. We continue to see some level of volatility from individual customers with some showing significant increases in their business with us compared to 2020, while others have reduced their business. We believe that those who have reduced their business have done so because they have seen a reduction in their business from their customers. Most of the reductions have come from customers who are using our parts for mass transit applications which have been and still are negatively affected by the pandemic.

CPS continues to follow CDC and OSHA guidance in our workplace. We have implemented several programs to encourage our employees to get vaccinated and believe that well over 75% of our employees are now fully vaccinated, although not necessarily boosted.

Application of Critical Accounting Policies

Financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. As such, the Company is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. CPS’s significant accounting policies are presented within Note 2 to the financial statements; the significant accounting policies which management believes are most critical to aid in fully understanding and evaluating its reported financial results include the following:

a)     Allowance for doubtful accounts

The Company performs ongoing monitoring of the status of its receivables based on the payment history and the credit worthiness of our customers, as determined by a review of their current credit information. Management continually monitors collections and payments from customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been low and within expectations, there is no guarantee that we will continue to experience the same credit loss rates as in the past. Although the Company’s major customers are large and have a favorable payment history, a significant change in the liquidity or financial position of one of them could have a material adverse impact on the collectability of accounts receivable and future operating results. To further mitigate the potential for credit losses the Company has acquired a credit insurance policy covering most of our sales to non-US accounts.

b)    Inventory valuation

The Company has a build-to-order business model and manufactures product to ship against specific purchase orders; occasionally CPS manufactures product in advance of anticipated purchase orders to level load production or prepare for a ramp-up in demand. In addition, virtually100% of the Company’s products are custom, meaning they are produced to a customer’s design and generally cannot be used for any other purpose. Purchase orders generally have cancellation provisions which vary from customer to customer, but which can result occasionally in CPS producing product which the customer is not obligated to purchase. However, once a product has gone into production, most customer orders are recurring and order cancellations are rare. The Company’s general obsolescence policy is to write off obsolete inventory when there has been no activity on a particular part for a twelve month period and there are no pending or expected customer orders.

In some cases, customers place blanket purchase orders and request the Company to maintain inventory sufficient to respond quickly upon receiving a shipment request. The Company manufactures to specifications and the products typically have a life which extends over several years and does not deteriorate over time. Therefore, the risk of obsolescence due to the passage of time, per se, is minimal. However, in order to more efficiently schedule production or to meet agreements with customers to have inventory in the pipeline, the Company occasionally manufactures products in advance of purchase orders. In these instances, the Company bears the risk that it will be left with product manufactured to specification for which there are no customer purchase orders. The Company scrutinizes its inventory and, in the absence of pending orders or strong evidence of future sales, establishes an obsolescence reserve when there has been no activity or pending or expected customer orders on a particular part for a twelve month period.

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

c)     Valuation of deferred tax assets

Deferred tax assets and liabilities are based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company considers many factors in assessing whether or not a valuation allowance for its Deferred Tax Asset is warranted. In 2018 the Company concluded that it was more likely than not that a portion or all of the Deferred Tax Asset would not be used before it expires. As of September 25, 2021 the Company re-evaluated the need for this reserve, in light of recent profitability and expected future profitability. It was determined that this reserve was no longer needed as it is now more likely than not that the Company would be able to fully utilize its Deferred Tax Asset.

At December 25, 2021, the Company’s Deferred Tax Asset and other temporary differences will require taxable income of approximately $15 million and reversals of existing temporary differences to fully utilize the Deferred Tax Asset, assuming a statutory corporate tax rate of 21%.

Results of Operations (all $ in millions unless noted)

Results of Operations for the year 2021 (“2021”) compared with the year 2020 (“2020”):

Total revenue was $22.4 million in 2021, a 7% increase compared with total revenue of $20.9 million in 2020. This increase was due primarily to an increase in the sales from our largest customer and the beginning of our armor production in 2021.  The aforementioned increases were partially offset by a reduction in sales to the customer with the highest 2020 sales.  Much of this customer’s sales go to railroad companies who experienced significant reductions in ridership due to the Covid-19 pandemic.

Gross margin in 2021 totaled $4.8 million or 21% of sales.  This compares with $4.2 million, or 20% of sales, generated during 2020. The improvement in margin was primarily due to product mix in 2021 as compared to 2020.

Selling, general and administrative (SG&A) expenses were $4.3 million during 2021, an increase of 30% compared with SG&A expenses of $3.3 million incurred during 2020.  Several factors contributed to this increase. The Company incurred $0.3M of one time restructuring costs in 2021. The Company paid the salaries and benefits for both Grant Bennett, our now retired CEO, and Michael McCormack, our new CEO, during the first half of 2021, adding about $0.1M to our SG&A expenses. The Company also added 3 new sales positions in 2021 which contributed to an overall increase in compensation of $0.3M (excluding the previously mentioned CEO position).

The Company generated operating income of $0.5 million in 2021, compared with an operating income of $0.9 in 2020. This decrease was due primarily to the increase in SG&A expenses discussed above. The Company recorded net income of $3.2M in 2021 compared to $0.9M in 2020. This increase is due to the reversal of the Company’s deferred tax reserve.

A valuation allowance against deferred tax assets is required to be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. In December 2018, the Company established a valuation allowance reserve, as it was judged more likely than not that all or a portion of its deferred tax assets would not be utilized before they expire. This decision was reached after giving greater weight to the Company’s losses in recent years as compared to its forecasts.

In September 2021 this decision was reevaluated in light of the Company’s recent profitability and its forecasts for future profitability. It is now judged that it is “more likely than not” that the Company will be able to fully utilize the deferred tax asset. This reversal of the valuation allowance was made net of the expected tax liability for 2021.

Significant Fourth Quarter Activity in 2021:

Revenues totaled $6.2 million in the fourth quarter of 2021 versus $4.2 million in the fourth quarter of 2020, an increase of 48%.  This increase was due primarily to the increase in sales for armor and hermetic packages in Q4 2021 as well as the impact of the Covid-19 pandemic on sales in Q4 2020.

Gross margin increased in the fourth quarter of 2021 compared with the fourth quarter of 2020 to $1.4 million from $0.5 million.  This increase was directly associated with the increase in revenue.

SG&A expenses totaled $1.0 million during the quarter, an increase of 25% compared to $0.8 million in the same quarter of 2020.  This increase was due to the increase in sales employees and shifting of expenses from cost of sales discussed above, in addition to an increase in commission expense due to higher sales volume.

Primarily as a result of the revenue increase, the Company recorded operating income of $0.3 million in the fourth quarter of 2021 compared to an operating loss of $0.3 million in the fourth quarter of 2020.

The Company recorded net income of $0.2 million in the fourth quarter of 2021 compared to a net loss of $0.2 million in the fourth quarter of 2020.

Liquidity and Capital Resources (all $ in millions unless noted)

The Company’s cash and cash equivalents at December 25, 2021 totaled $5.1 compared with cash and cash equivalents at December 26, 2020 of $0.2.  This increase was due to the Company’s implementation of an ATM capital raise which netted $3.4.  The balance of the increase was primarily due to the Company’s profitability for the year.

Accounts receivable at December 25, 2021 totaled $4.9 compared to $2.9 at December 26, 2020. Days Sales Outstanding (DSO) increased to 72 days at the end of 2021 compared to 62 days at the end of 2020. This change was due to the inclusion of $0.6 of deferred revenue in the 2021 year end accounts receivable. Excluding this amount the DSO at the end of 2021 comes to 63 days.  The accounts receivable balances at December 25, 2021, and December 26, 2020 were both net of an allowance for doubtful accounts of $10 thousand.

Inventories increased to $3.9 at December 25, 2021 from $3.7 at December 26, 2020. The inventory turnover in the most recent four quarters ending was 4.7 times, up from 4.5 times averaged during the four quarters of 2020 (each based on a 5 point average).  In 2021 we were able to significantly reduce our “traditional” inventory while adding the inventory necessary for our armor production.

The Company had no inventory on consignment at any customers at the end of 2020 or 2021. At December 25, 2021 and December 26, 2020 inventory of, $0.4 and $1.6, respectively, was located at vendor locations pursuant to inventory agreements.

The Company funded its operations from its profit in 2021. The Company expects it will continue to be able to fund its operations during 2022 from existing cash balances and profits.

The Company continues to sell to a limited number of customers and the loss of any one of these customers or vendors could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its business objectives.

Contractual Obligations

In September 2019, the Company entered into revolving line of credit (LOC) with Massachusetts Business Development Corporation (BDC) in the amount of $2.5 million, which was increased to 3.0 million in May of 2020.  The agreement includes a demand note allowing the Lender to call the loan at any time.  The Company may terminate the agreement without a termination fee after 3 years.  The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of LIBOR plus 550 basis points. BDC requires that the total earnings before taxes for 2021 be at least $270 thousand, which was achieved.  BDC also required $412 thousand earnings before taxes for the fourth quarter of 2021. A blanket waiver of compliance was issued by BDC for this and any other 2021 activity.  At December 25, 2021 the Company had $0 borrowings under this LOC and its borrowing base at the time would have permitted an additional $2.9 to have been borrowed.

In March 2020, the Company acquired a scanning acoustic microscope for a price of $208 thousand.  The full amount was financed through a 5 year note payable with a financing company.  The note is collateralized by the microscope and is being paid in monthly installments of $4 thousand, consisting of principal plus interest at a rate of 6.47%

In July 2020, CPS placed into service a piece of manufacturing equipment which it financed with the machine’s vendor.  The equipment cost of $40 thousand will be paid at the rate of $2 thousand per month over 2 years with an interest rate of 1.9%.

As of December 25, 2021, the Company had $247 thousand of construction in progress and no outstanding commitments to purchase production equipment. $154 thousand of this is for the acquisition of Made to Manage ERP software expected to be placed in service during the third quarter of 2022.

During 2021, our leasing arrangements consisted of the Norton, MA facility lease. The Norton facility lease was renewed in February 2021, expires in February 2026 and is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities.  The Company also has an option to buy the property and a first right of refusal during the term of the lease. Annual rental payments continue at $152 thousand.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation

Inflation had no material effect on the results of operations or financial condition during the last few years, although the Company has begun to see price increases in certain commodities during the last quarter of 2021. There can be no assurance that inflation will not affect our operations or business in the future.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as such item is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 25, 2021.

Changes in Internal Control over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting during fiscal 2021.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2021. In making this assessment, management used the criteria set forth in the "Internal Control Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 25, 2021.

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

Part III

Item 10.      Directors, Executive Officer and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Members of the Board of Directors, Nominees and Executive Officers,” “Certain Relationships and Related Person Transactions; Legal Proceedings,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct” and “Corporate Governance” and with respect to our 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2021 fiscal year.

The Company has adopted the CPS Code of Conduct, which applies to all directors, officers (including the principal executive officer, principal financial officer and treasurer) and employees.  A copy of this code can be found on the Company’s website at www.alsic.com/investor-relations.

Item 11.      Executive Compensation

The information required by this Item 11 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Compensation” and “Compensation Discussion and Analysis” with respect to our 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2021 fiscal year.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to our Definitive Proxy Statement, under the caption “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” with respect to our 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2021 fiscal year.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Certain Relationships and Related Person Transactions; Legal Proceedings” and “Corporate Governance” with respect to our 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2021 fiscal year.

Item 14.      Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to our Definitive Proxy Statement, under the caption “Accounting Matters” with respect to our 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2021 fiscal year.

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

3.1*

Restated Certificate of Incorporation of the Company, as amended, is incorporated herein by reference to Exhibit 3.1 to the Company’s annual report on Form 10-K (File No. 001-36807) filed with the Securities and Exchange Commission on March 17, 2021

3.2*

By-laws of the Company, as amended, are incorporated herein by reference to Exhibit 3.2 to the Company’s annual report on Form 10-K (File No. 001-36807) filed with the Securities and Exchange Commission on March 17, 2021

3.3*

Certificate of Amendment of Restated Certificate of Incorporation of the Company dated May 14, 2014 is incorporated herein by reference to Exhibit 3.4 to the Company’s annual report on Form 10-K (File No. 001-36807) filed with the Securities and Exchange Commission on March 17, 2021

3.4*

Certificate of Ownership and Merger Merging CPS Superconductor Corporation into Ceramics Process Systems Corporation dated March 15, 2007 is incorporated herein by reference to Exhibit 3.2 to the Company’s annual report on Form 10-K (File No. 001-36807) filed with the Securities and Exchange Commission on March 17, 2021

4.1*

Specimen certificate for shares of Common Stock of the Company is incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-3 (Registration Statement No. 333-255373) filed with the Securities and Exchange Commission on April 20, 2021

4.2*

Description of the Company’s securities is incorporated by reference to Exhibit 4.2 of the Company's annual report on Form 10-K (File No. 001-36807) filed with the Securities and Exchange Commission on March 17, 2021)

4.3	Amendment dated May 12, 2020 to Credit and Security Agreement by and between CPS Technologies Corp. and The Massachusetts Business Development Corporation dated September 25, 2019

4.4	Amendment dated May 17, 2021 to Credit and Security Agreement by and between CPS Technologies Corp. and The Massachusetts Business Development Corporation dated September 25, 2019

4.5	CNC Associates, Inc. Notification of Approval of Financing dated May 26, 2020.

4.6	Credit and Security Agreement by and between CPS Technologies Corp. and The Massachusetts Business Development September 25, 2019

4.7	Amendment dated September 8, 2021 to Credit and Security Agreement by and between CPS Technologies Corp. and The Massachusetts Business Development Corporation dated September 25, 2019

10.2*

Amendment No. 1 dated November 7, 2008 to Standard Form Commercial Lease by and between Gifford Investments, Inc.(lessor) and Ceramics Process Systems Corporation dated July 19, 2006 is incorporated by reference to Exhibit 10.2 of the Company's annual report on Form 10-K (File No. 001-36807) filed with the Securities and Exchange Commission on March 17, 2021)

10.5*(1)	Retirement Savings Plan, effective September 1, 1987 is incorporated by reference to Exhibit 10.35 to the Company’s 1989 S-1 Registration Statement

10.6*

Amendment No. 2 dated May 7, 2009 to Standard Form Commercial Lease by and between Gifford Investments, Inc.(lessor) and Ceramics Process Systems dated July 19, 2006 is incorporated by reference to Exhibit 10.6 of the Company's annual report on Form 10-K (File No. 001-36807) filed with the Securities and Exchange Commission on March 17, 2021).

10.7*

Third Amendment dated January 6, 2015 to Standard Form Commercial Lease by and between Gifford Investments, Inc.(lessor) and CPS Technologies Corp. dated July 19, 2006 is incorporated by reference to Exhibit 10.7 of the Company's annual report on Form 10-K (File No. 001-36807) filed with the Securities and Exchange Commission on March 17, 2021)

10.8*

Fourth Amendment dated February 28, 2018 to Standard Form Commercial Lease by and between Gifford Investments, Inc. and CPS Technologies Corp. dated July 19, 2006 is incorporated by reference to Exhibit 10.8 of the Company's annual report on Form 10-K (File No. 001-36807) filed with the Securities and Exchange Commission on March 17, 2021)

10.9*

Fifth Amendment dated January 25, 2021 to Standard Form Commercial Lease by and between Gifford Investments, Inc. and CPS Technologies Corp. dated July 19, 2006 is incorporated by reference to Exhibit 10.9 of the Company's annual report on Form 10-K (File No. 001-36807) filed with the Securities and Exchange Commission on March 17, 2021)

10.21*	1999 Stock Incentive Plan adopted by the Company’s Board of Directors on January 22, 1999

10.22*

2009 Stock Incentive Plan ("2009 Plan") on December 10, 2009 is incorporated by reference to Exhibit 99.1 of the Company'sForm S-8 (File No. 333-163553) filed with the Securities and Exchange Commission on December 8, 2009)

10.23*(1)

2020 Stock Incentive Plan (“2020 Plan”) on March 3, 2020 is incorporated by reference to Exhibit 10.23 of the Company's annual report on Form 10-K (File No. 001-36807) filed with the Securities and Exchange Commission on March 17, 2021)

10.24*(1)

Amended and Restated 2009 Stock Incentive Plan is incorporated by reference to Exhibit 10.24 of the Company's annual report on Form 10-K (File No. 001-36807) filed with the Securities and Exchange Commission on March 17, 2021)

10.26*(1)

Form of Stock Option Agreement for 2020 Equity Incentive Plan and Amended and Restated 2009 Stock Option Plan is incorporated by reference to Exhibit 10.26 of the Company's annual report on Form 10-K (File No. 001-36807) filed with the Securities and Exchange Commission on March 17, 2021)

Exhibit No.	Description

23.1	Consent of Wolf & Company, P.C.

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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

CPS TECHNOLOGIES CORP.

By:	/s/ Michael McCormack
President and Chief Executive Officer March 9, 2022

Pursuant to the Requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael McCormack	President and Chief Executive Officer	March 9, 2022
Michael McCormack

/s/ Charles K. Griffith Jr.	Chief Financial Officer	March 9, 2022
Charles K. Griffith Jr.

/s/ Francis J. Hughes, Jr.	Director	March 9, 2022
Francis J. Hughes

/s/ Daniel C. Snow	Director	March 9, 2022
Daniel C. Snow

/s/ Thomas M. Culligan	Director	March 9, 2022
Thomas M. Culligan

/s/ Ralph M. Norwood	Director	March 9, 2022
Ralph M. Norwood

/s/ Grant C. Bennett	Director	March 9, 2022
Grant C. Bennett

INDEX TO FINANCIAL STATEMENTS
OF
CPS TECHNOLOGIES CORP.

Report of Independent Registered Public Accounting Firm (PCAOB ID 392)

Balance Sheets as of December 25, 2021 and December 26, 2020

Statements of Operations for the years ended December 25, 2021 and December 26, 2020

Statements of Stockholders’ Equity for the years ended December 25, 2021 and December 26, 2020

Statements of Cash Flows for the years ended December 25, 2021 and December 26, 2020

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CPS Technologies Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CPS Technologies Corporation (the "Company") as of December 25, 2021 and December 26, 2020, the related statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 25, 2021 and December 26, 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of recoverability of deferred tax assets

As discussed in Note 9 to the financial statements, as of December 25, 2021 the Company recorded deferred tax assets of $2,824,000 relating to tax losses incurred and temporary differences. The assessment of the recoverability of these deferred tax assets is dependent on the generation of future taxable income. Significant judgment and estimation is required to assess the sufficiency of future taxable income to utilize the deferred tax assets. The Company uses projections of future taxable income in order to assess the probability that the deferred tax assets will be realized. Predicting future taxable income is dependent on assumptions and judgments regarding future market conditions, production rates, and sales. The Company determined that the realization of these deferred tax assets is more-likely-than-not.

We identified the assessment of the recoverability of deferred tax assets as a critical audit matter due to the high degree of judgment required in auditing the significant assumptions and judgments that are reflected in the projections of future taxable income.

Addressing the matter involved performing procedures and evaluating the audit evidence in connection with forming our overall opinion on the financial statements.  These procedures included, among others (i) assessing the Company’s ability to estimate future taxable income by comparing the Company’s previous forecasts to actual results; (ii) assessing the Company’s estimate of future taxable income by evaluating key assumptions in the Company’s future projections by comparing (a) forecast sales to historical trends and committed sales, including to committed sales contracts, and (b) forecast sales volumes to historical data. We involved income tax professionals with specialized skills and knowledge in assessing the Company’s application of the tax regulations in relevant jurisdictions.

We have served as the Company's auditor since 2005.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 9, 2022

CPS TECHNOLOGIES CORP.
BALANCE SHEETS

	December 25,	December 26,
	2021	2020
ASSETS

Current assets:
Cash and cash equivalents	$5,050,312	$195,203
Accounts receivable-trade, net	4,870,021	2,914,800
Inventories	3,911,602	3,709,471
Prepaid expenses and other current assets	225,873	71,506
Total current assets	14,057,808	6,890,980
Property and equipment:
Production equipment	10,489,729	10,265,471
Furniture and office equipment	673,305	568,846
Leasehold improvements	951,384	951,384
Total cost	12,114,418	11,785,701
Accumulated depreciation and amortization	(11,028,154)	(10,558,816)
Construction in progress	246,669	61,062
Net property and equipment	1,332,933	1,287,947
Right-of-use lease asset (note 4, leases)	586,000	25,000
Deferred taxes, net	2,823,978	117,000
Total assets	$18,800,719	$8,320,927

(continued)

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
BALANCE SHEETS

	December 25,	December 26,
	2021	2020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings against line of credit	$—	—
Notes payable, current portion	55,906	58,134
Accounts payable	2,100,251	909,291
Accrued expenses	1,086,429	804,091
Deferred revenue	1,707,138	12,177
Lease liability, current portion	155,000	25,000

Total current liabilities	5,104,724	1,808,693

Notes payable less current portion	98,684	154,570
Long term lease liability	431,000	—

Total liabilities	5,634,408	1,963,263
Commitments & Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, authorized 20,000,000 shares; issued 14,350,786 and 13,746,242 shares; outstanding 14,350,451 and 13,313,790; at December 25, 2021 and December 26, 2020, respectively	143,508	137,462
Additional paid-in capital	39,281,810	36,688,894
Accumulated deficit	(26,256,492)	(29,472,369)
Less cost of 335 and 432,452 common shares repurchased at December 25, 2021 and December 26, 2020, respectively	(2,515)	(996,323)

Total stockholders’ equity	13,166,311	6,357,664

Total liabilities and stockholders’ equity	$18,800,719	$8,320,927

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 25, 2021 AND DECEMBER 26, 2020

	2021	2020
Product sales	$22,449,065	$20,872,611

Cost of product sales	17,659,347	16,702,848
Gross margin	4,789,718	4,169,763

Selling, general, and Administrative expenses	4,276,751	3,255,527
Income from operations	512,967	914,236

Other income (expense)	(4,068)	(14,720)
Income before income tax	508,899	899,516
Income tax provision (benefit)	(2,706,978)	(8,548)
Net income	$3,215,877	$908,064

Net income (loss) per basic common share	$0.23	$0.07
Weighted average number of basic common shares outstanding	14,061,320	13,251,521
Net income (loss) per diluted common share	$0.22	$0.07
Weighted average number of diluted common shares outstanding	14,590,725	13,348,582

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 25, 2021 AND DECEMBER 26, 2020

	Common stock
			Additional			Stock-
	Number of	Par	Paid-in	Accumulated	Stock	holders’
	shares issued	Value	capital	deficit	repurchased	equity
Balance at December 28, 2019	13,427,492	$134,275	36,094,201	$(30,380,433)	$(517,053)	$5,330,990

Share-based compensation expense	—	—	117,842	—	—	117,842
Issuance of Common Stock	500	5	763	—	—	768
Employee option exercises	318,250	3,182	476,080		(479,270)	--
Net income	—	—	—	908,064	—	908,064
Balance at December 26, 2020	13,746,242	$137,462	36,688,894	$(29,472,369)	$(996,323)	$6,357,664

Share-based compensation expense	—	—	174,124	—	—	174,124
Issuance of common stock	528,804	5,289	3,402,128	—	—	3,407,417

Employee option exercises	630,400	6,304	1,235,370	—	(1,230,445)	11,229

Treasury Shares Retired	(554,660)	(5,547)	(2,218,706)		2,224,253	0

Net income	—	—	—	3,215,877	—	3,215,877
Balance at December 25, 2021	14,350,786	$143,508	39,281,810	$(26,256,492)	$(2,515)	$13,166,311

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 25, 2021 AND DECEMBER 26, 2020

	2021	2020
Cash flows from operating activities:
Net income (loss)	$3,215,877	$908,064
Adjustments to reconcile net income to cash provided by operating activities:
Share-based compensation	174,124	117,842
Depreciation and amortization	469,337	530,420
Deferred taxes	(2,706,978)	30,873
Gain on sale of property and equipment	(2,047)	(11,000)
Changes in operating assets and liabilities:
Accounts receivable – trade	(1,955,221)	1,172,145
Inventories	(202,131)	(609,647)
Prepaid expenses and other current assets	(154,367)	76,280
Accounts payable	1,190,960	(527,126)
Accrued expenses	282,338	(11,075)
Deferred revenue	1,694,961	(8,933)
Net cash provided by operating activities	2,006,853	1,667,843
Cash flows from investing activities:
Purchases of property and equipment	(514,322)	(322,991)
Proceeds from sale of property and equipment	2,047	11,000
Net cash used by investing activities	(512,275)	(311,991)
Cash flows from financing activities:
Net borrowings (repayments) on line of credit	0	(1,249,588)
Proceeds from employee stock options	11,229	768
Proceeds from issuance of common stock	3,407,416	--
Payment on notes payable	(58,114)	(45,794)
Net cash provided by financing activities	3,360,531	(1,294,614)
Net increase (decrease) in cash and cash equivalents	4,855,109	61,238

Cash and cash equivalents at beginning of year	195,203	133,965
Cash and cash equivalents at end of year	$5,050,312	$195,203
Supplemental cash flow information:
Cash paid (refunded) for income taxes	$456	$(8,548)
Cash paid for interest	$35,229	$104,488
Supplemental disclosures of non-cash activity:
Net exercise of stock options	$1,230,445	479,270
Issuance of long term debt to finance equipment purchases	$0	247,807

See accompanying notes to financial statements.

CPS Technologies Corp.
Years Ended December 25, 2021 and December 26, 2020
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

(2)(b) Accounts Receivable

The Company reports its accounts receivable at the invoiced amount less an allowance for doubtful accounts. The Company’s management provides appropriate provisions for uncollectible accounts based upon factors surrounding the credit risk and activity of specific customers, historical trends, economic conditions and other information. Adjustments to the allowance are charged to operations in the period in which information becomes available that may affect the allowance.   The Company maintains an allowance for doubtful accounts of $10,000 as of December 25, 2021 and December 26, 2020.

(2)(c) Inventories

Inventories are stated at the lower of cost, as determined under the first-in, first-out method (FIFO), or net realizable value. A reserve for obsolete inventories is based on factors regarding the sales and usage of such inventories, including inventories manufactured for specific customers. The Company’s general obsolescence policy is to reserve against obsolete inventory when there has been no activity on a particular part for a twelve month period and there are no expected customer orders.

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

(2)(e) Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. Recoverability is assessed based on estimated undiscounted future cash flows. As of December 25, 2021 and December 26, 2020, the Company believes that there has been no impairment of its long-lived assets.

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

If a contract includes a variable amount, such as a rebate, then the Company estimates the transaction price using either the expected value or the most likely amount of consideration to be received, depending upon the specific facts and circumstances. The Company includes estimated variable consideration in the transaction price only to the extent it is probable that a significant reversal of revenue will not occur when the uncertainty is resolved. The Company updates its estimate of variable consideration at the end of each reporting period to reflect changes in facts and circumstances. As of December 25, 2021 there are no contracts with variable consideration.

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

Recognizing Revenue When (or as) the Performance Obligations are Satisfied

The Company recognizes revenue at the point in time when it transfers control of the promised goods or services to the customer, which typically occurs once the product has shipped or has been delivered to the customer. Occasionally, for the purpose of ensuring a steady flow of product, the Company ships products on consignment. In these instances, delivery is deemed to have occurred when the customer pulls inventory out of the warehouse for use in their production, or upon a specified period of time as agreed upon by both parties.  As of December 25, 2021 there are no products on consignment.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 25, 2021 and December 26, 2020, the Company has no accruals for interest or penalties related to income tax matters. The Company does not have any uncertain tax positions at December 25, 2021 or December 26, 2020 which required accrual or disclosure.

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

(2)(l) Fiscal Year-End

The Company’s fiscal year end is the last Saturday in December which could result in a 52 or 53 week year. Fiscal years 2021 and 2020 each consisted of 52 weeks.

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

(2)(n) Segment Reporting

The Company views its operations and manages its business as one segment. The Company produces and sells advanced material solutions, primarily metal matrix composites, to assemblers of high density electronics and other specialty components and subassemblies. The Company also assembles housings and packages for hybrid circuits, selling to the same customers mentioned above. These customers represent a single market or segment with similar stringent and well-defined requirements. The Company’s customers, in turn, sell the components and subassemblies which incorporate the products into many different end markets, however, these end markets are two to three levels removed from the Company. The Company also sells armor strike faces to armor manufacturers, using the same manufacturing process used in its other product solutions. The Company makes operating decisions and assesses financial performance only for the Company as a whole and does not make operating decisions or assess financial performance by the end markets which ultimately use the products.

(3) Inventories

As of December 25, 2021 and December 26, 2020 inventories consisted of the following:

	2021	2020
Raw materials	$2,080,778	$752,760
Work in process	1,309,572	2,800,226
Finished goods	805,159	592,640
Gross Inventory	4,195,509	4,145,626
Reserve for obsolescence	(283,907)	(436,155)
Total	$3,911,602	$3,709,471

(4) Leases

The Company had one real estate lease in 2021 expiring in February 2026. CPS also has a few other leases for equipment which are minor in nature and are generally short-term in duration. None of these equipment leases have been capitalized as the Company elected an accounting policy for short-term leases, which allows lessees to avoid recognizing right-of-use assets and liabilities for leases with terms of 12 months or fewer.

The real estate lease expiring in 2026 (the “Norton facility lease’) is included as a right-of-use lease asset and corresponding lease liability on the balance sheet. This asset and liability are based on the present value of remaining lease payments over the remaining lease term using the Company’s incremental borrowing rate at date of the current lease. The Company does not separate lease components from non-lease components.  The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Norton facility lease comprises approximately 38 thousand square feet. The lease is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities.  The Company also has an option to buy the property and a first right of refusal during the term of the lease.  Annual rental payments are through maturity are reflected in the table below.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s capitalized operating leases as of December 25, 2021:

(Dollars in Thousands)	December 25, 2021
Maturity of capitalized lease liabilities	Lease payments
2022	160
2023	162
2024	165
2025	165
2026	28
Total undiscounted operating lease payments	$680
Less: Imputed interest	(94)
Present value of operating lease liability	$586

Balance Sheet Classification
Current lease liability	$155
Long-term lease liability	431
Total operating lease liability	$586

Other Information
Weighted-average remaining lease term for capitalized operating leases (in months)	50
Weighted-average discount rate for capitalized operating leases	6.6%

Operating Lease Costs and Cash Flows

Operating lease cost and cash paid was $38 thousand during the fourth quarter of 2021 and $152 thousand for the twelve months ended December 25, 2021. These costs are related to its long-term operating lease. All other short-term leases were immaterial.

Finance Leases

The Company does not have any finance leases.

Estimated monthly payments under the terms of the Norton facility lease, escalate from $13 thousand to $14 thousand over the lease term

(5) Share-Based Compensation Plans

The Company adopted the 2020 Equity Incentive Plan ("2020 Plan") on March 3, 2020. Under the terms of the 2020 Plan all of the Company’s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock awards, or other stock-based awards. Some outstanding options are non-statutory stock options; some are incentive stock options.  All options granted are exercisable at the fair market value of the stock on the date of grant and expire ten years from the date of grant. The options granted to employees generally vest in equal annual installments over a five-year period. The options granted to directors generally vest immediately on date of grant.

Under the 2020 Plan a total of 1,500,000 shares of common stock are available for issuance, of which 1,149,500 shares remain available for grant as of December 25, 2021.

The Company also administers the 2009 Stock Incentive Plan, which expired in December 2019 but which will remain in effect until all awards outstanding under such plan have been exercised or expire. As of December 25, 2021, 488,900 remain open under this Plan.

A summary of stock option activity as of December 25, 2021 and changes during the year then ended is presented below:

		Weighted	Weighted
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at beginning of year	1,251,500	$1.82
Granted	258,000	$3.39
Exercised	(630,400)	$1.97
Forfeited	(36,700)	$1.69
Expired	(3,000)	$1.49
Outstanding at end of year	839,400	$2.20	6.16	$1,874,111

Options exercisable at year-end	468,900	$1.90	4.43	$1,163,055

318,250 options were exercised during fiscal 2020 and 119,000 options were granted during fiscal 2020.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents the annualized weighted average values of the significant assumptions used to estimate the fair values of the options granted during 2021 and 2020:

	2021			2020
Risk-free interest rate	.50%	-	1.34%	.84%	-	.91%
Expected life in years	6	-	7	6	-	7
Expected volatility	54%			54%
Expected dividend yield	0			0
Weighted average fair value of grants	$1.72			$.78

All options are granted with an exercise price equal to the fair market value of the underlying common stock on the date of grant.

The Company recognized $174,124 and $117,842 as stock based compensation expense in 2021 and 2020, respectively.  As of December 25, 2021, there was $383,606 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan; that cost is expected to be recognized over a weighted average period of 2.41 years.

(6) Accrued Expenses

Accrued expenses at December 25, 2021 and December 26, 2020 consist of the following:

	2021	2020
Accrued legal and accounting	$79,917	$71,671
Accrued payroll and related costs	905,698	626,063
Accrued other	100,814	106,357

	$1,086,429	$804,091

(7) Revolving Line of Credit

In September 2019, the Company entered into a revolving line of credit (LOC) with Massachusetts Business Development Corporation (BDC) in the amount of $2.5 million.  The agreement includes a demand note allowing the Lender to call the loan at any time.  The Company may terminate the agreement without a termination fee after 3 years.  In May of 2020 this credit line was increased to $3.0 million. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of LIBOR plus 550 basis points.  The Company is subject to certain financial and non-financial covenants, all of which have been waived by BDC for 2021.  At December 25, 2021 the Company had $0 borrowings under this LOC and its borrowing base at the time would have permitted an additional $2.9 to have been borrowed.   Total Interest Expense for 2021 was $24 thousand.

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

The aggregate maturities of the notes payable based on the payment terms of the agreement are as follows:

Remaining in:	Payments due by period
FY 2022	$63,983
FY 2023	$48,934
FY 2024	$48,934
FY 2025	$8,155
Interest on the above	$(15,416)
Total	$154,590

Total interest expense on notes payable during 2021 was $10,886.

(9) Income Taxes

Components of income tax expense (benefit) for each year are as follows:

	2021	2020
Current:
Federal	$--	$(39,877)
State	11,967	456

Current income tax provision (benefit):	11,967	(39,421)

Deferred:
Federal	(2,156,278)	33,873
State	(562,667)	(3,000)

Deferred income tax provision (benefit), net	(2,718,945)	30,873

Total	$(2,706,978)	$(8,548)

Deferred tax assets as of December 25, 2021 and December 26, 2020 are as follows:

	December 25, 2021	December 26, 2020
Deferred Tax Assets:
Net operating loss carryforwards	$1,050,449	$746,397
Stock compensation	157,845	540,281
Credit carryforwards	1,285,119	1,288,897
Inventory	77,563	116,153
Accrued liabilities	12,390	22,140
Depreciation	237,880	250,093
Other	2,732	2,732
Gross deferred tax assets	2,823,978	2,966,693
Valuation allowance	0	(2,849,693)
Net deferred tax assets	$2,823,978	$117,000

At December 25, 2021 and December 26, 2020 the Company had net operating loss carryforwards of approximately $3,768,032 and $2,754,601, respectively, available to offset future income for U.S. Federal income tax purposes. These net operating loss carryforwards occurred over several years, which begin to expire in the year ended 12/31/2036.

The Company established a valuation reserve as it is judged more likely than not that all or a portion of the tax credits will not be used before they expire. This decision was initially reached in 2018 after giving greater weight to its losses over the last three years compared with its forecast of the future.

In September 2021 this decision was reevaluated in light of the Company’s recent profitability and its forecasts for future profitability. The Company concluded that it is “more likely than not” that the Company will be able to fully utilize the deferred tax asset. This reversal of the valuation allowance was made net of the expected tax liability for 2021.

A summary of the change in the deferred tax asset is as follows:

	2021	2020

Gross deferred tax balance at beginning of year	$2,966,693	$3,321,611

Deferred tax benefit (provision)	(142,715)	(354,918)
Valuation allowance	0	(2,849,693)
Balance at end of year, net	$2,823,978	$117,000

Income tax expense is different from the amounts computed by applying the U.S. federal statutory income tax rate of 21 percent to pretax income as a result of the following:

	2021	2020

Tax at statutory rate	$106,869	$188,899
State tax, net of federal benefit	36,301	360

Net operating loss and credit carryforwards	--	33,873

Valuation allowance	(2,849,693)	(324,045)

Other	(455)	92,365

Total	$(2,706,978)	$(8,548)

The Company’s income tax filings are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations for the years 2018 through 2021.

(10) Retirement Savings Plan

The Company sponsors a Retirement Savings Plan (the ‘Plan’) under the provisions of Section 401 of the Internal Revenue Code. Employees, as defined in the Plan, are eligible to participate in the Plan after 30 days of employment. Under the terms of the Plan, the Company may match employee contributions under such method as described in the Plan and as determined each year by the Board of Directors. During 2021 the Company accrued a match of ½% of each of the first 2% of employee contributions amounting to $34 thousand.  In 2020 the Company accrued a match of ½% of each of the first 2% of employee contributions amounting to $64 thousand, which was paid in 2021.

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

Revenues from significant customers as a percentage of total revenues in 2021 and 2020 were as follows:

	Percent of Total Revenues

Significant Customer	2021	2020
A	24%	16%
B	16%	21%
C	11%	36%

As of December 25, 2021, the Company had trade accounts receivable due from these three customers that accounted for 53% of total trade accounts receivable as of that date. One other customer balance constitutes 23% of accounts receivable at December 25, 2021, while no others make up 10% or more of the balance. To further mitigate the potential for credit losses the Company has acquired a credit insurance policy covering most of our sales to non-US accounts.  Management believes that any credit risks have been properly provided for in the accompanying financial statements.

The Company’s revenue was derived from the following countries in 2021 and 2020:

	Percent of Total Revenues

Country	2021	2020
United States of America	40%	23%
Germany	14%	36%
Other	46%	41%

Many of the Company’s customers based in the United States conduct design, purchasing and payable functions in the United States, but manufacture overseas. Revenue generated from shipments made to customers’ locations outside the United States accounted for 60% and 77% of total revenue in 2021 and 2020, respectively.

All of the Company’s long-lived assets and operations are located in the United States.

(12) Net Income (Loss) Per Share

The following reconciles the basic and diluted net income (loss) per share calculations.

	Dec. 25,	Dec. 26,
	2021	2020
Basic EPS Computation:
Numerator:
Net income (loss)	$3,215,877	$908,064
Denominator:
Weighted average
Common shares
Outstanding	14,061,320	13,251,521
Basic EPS	$0.23	$0.07
Diluted EPS Computation:
Numerator:
Net income (loss)	$3,215,877	$908,064
Denominator:
Weighted average
Common shares
Outstanding	14,061,320	13,251,521
Dilutive effect of stock options	529,405	97,061

Total shares	14,590,725	13,348,582

Diluted net income (loss) per share	$0.22	$0.07

(13) Commitments and Contingencies

We are subject to contingencies, including legal proceedings and claims arising in the normal course of business that cover a wide range of matters including, among others, contract and employment claims; workers compensation claims; product liability; warranty and modification; and adjustment or replacement of units sold.

Direct costs associated with the estimated resolution of contingencies are accrued at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, we believe that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the consolidated financial position or results of operations. It is possible, however, that future results of operations for any particular future period could be materially affected by changes in our assumptions or strategies related to these contingencies or changes out of our control.