Form 10-Q
period 2022-04-02
CPS TECHNOLOGIES CORP/DE/
filed 2022-05-09
CIK 814676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended April 2, 2022

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

Emerging growth company ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	CPSH	Nasdaq Capital Market

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of April 24, 2022: 14,429,009.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORP.

Balance Sheets (Unaudited)

	April 2, 2022	December 25, 2021
ASSETS

Current assets:
Cash and cash equivalents	$4,699,694	$5,050,312
Accounts receivable-trade, net	4,902,518	4,870,021
Inventories, net	4,705,526	3,911,602
Prepaid expenses and other current assets	334,963	225,873
Total current assets	14,642,701	14,057,808
Property and equipment:
Production equipment	10,526,008	10,489,729
Furniture and office equipment	738,205	673,305
Leasehold improvements	968,509	951,384
Total cost	12,232,722	12,114,418

Accumulated depreciation and amortization	(11,133,276)	(11,028,154)
Construction in progress	223,048	246,669
Net property and equipment	1,322,494	1,332,933
Right-of-use lease asset (note 4, leases)	558,000	586,000
Deferred taxes, net	2,698,686	2,823,978
Total Assets	$19,221,881	$18,800,719

See accompanying notes to financial statements.

(continued)

CPS TECHNOLOGIES CORP.

Balance Sheets (Unaudited)

(concluded)

	April 2, 2022	December 25, 2021
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Note payable, current portion	51,620	55,906
Accounts payable	2,251,122	2,100,251
Accrued expenses	717,482	1,086,429
Deferred revenue	1,707,138	1,707,138
Lease liability, current portion	157,000	155,000

Total current liabilities	4,884,362	5,104,724

Note payable less current portion	87,988	98,684
Long term lease liability	401,000	431,000

Total liabilities	5,373,350	5,634,408
Commitments & Contingencies
Stockholders’ equity:
Common stock, $0.01 par value,authorized 20,000,000 shares; issued 14,423,486 and 14,350,786 shares; outstanding 14,422,311 and 14,350,451 shares; at April 2, 2022 and December 25, 2021, respectively	144,235	143,508
Additional paid-in capital	39,546,975	39,281,810
Accumulated deficit	(25,837,056)	(26,256,492)
Less cost of 1,175 and 335 common shares repurchased at April 2, 2022 and December 25, 2021, respectively	(5,623)	(2,515)

Total stockholders’ equity	13,848,531	13,166,311

Total liabilities and stockholders’equity	$19,221,881	$18,800,719

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.

Statements of Operations (Unaudited)

	Fiscal Quarters Ended
	April 2, 2022	March 27, 2021

Revenues:
Product sales	$6,652,714	$4,865,708

Total revenues	6,652,714	4,865,708
Cost of product sales	4,689,224	3,921,568

Gross Margin	1,963,490	944,140
Selling, general, and administrative expense	1,416,393	908,471

Income from operations	547,097	35,669
Other income (expense), net	(1,913)	(4,310)

Income before taxes	545,184	31,359
Income tax provision	125,748	456

Net income	$419,436	$30,903

Net income per basic common share	$0.03	$0.00

Weighted average number of basic common shares outstanding	14,389,857	13,584,376

Net income per diluted common share	$0.03	$0.00

Weighted average number ofdiluted common sharesoutstanding	14,657,939	14,264,890

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 2, 2022 AND MARCH 27, 2021

	Common Stock
	Number of shares issued	Par Value	Additional paid-in capital	Accumulated deficit	Stock repurchased	Total stockholders’ equity
Balance at December 25, 2021	14,350,786	$143,508	$39,281,810	(26,256,492)	(2,515)	13,166,311
Share-based compensation expense	—	—	124,471	—	—	124,471
Issuance of Common Stock	—	—	(9,614)	—	—	(9,614)
Employee options exercises	72,700	727	150,308	—	(3,108)	147,927
Net income	—	—	—	419,436	—	419,436
Balance at April 2, 2022	14,423,486	144,235	39,546,975	(25,837,056)	(5,623)	13,848,531

Balance at December 26, 2020	13,746,242	$137,462	$36,688,894	(29,472,369)	(996,323)	6,357,664
Share-based compensation expense	—	—	27,422	—	—	27,422
Employee options exercises	613,800	6,138	1,209,358	—	(1,205,186)	10,310
Net income	—	—	—	30,903	—	30,903
Balance at March 27, 2021	14,360,042	143,600	37,925,674	(29,441,466)	(2,201,509)	6,426,299

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.

Statements of Cash Flows (Unaudited)

	Fiscal Quarters Ended
	April 2, 2022	March 27, 2021

Cash flows from operating activities:
Net income	$419,436	$30,903
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	105,121	148,743
Share-based compensation	124,471	27,422
Gain on sale of property and equipment	--	(12,000)
Changes in:
Accounts receivable-trade	(32,497)	(863,403)
Inventories	(793,924)	78,319
Prepaid expenses and other current assets	(109,090)	(221,769)
Accounts payable	150,871	594,037
Accrued expenses	(368,947)	(272,543)
Deferred Taxes	125,292
Deferred revenue	--	307,039

Net cash used in operating activities	(379,267)	(183,252)

Cash flows from investing activities:
Purchases of property and equipment	(94,683)	(42,488)
Proceeds from sale of property and equipment	--	12,000

Net cash used in investing activities	(94,683)	(30,488)

Cash flows from financing activities:
Net borrowings on line of credit	--	193,395
Proceeds from exercise of employee stock options	138,313	10,310
Payments on note payable	(14,981)	(17,250)

Net cash provided by financing activities	123,332	186,455

Net decrease in cash and cash equivalents	(350,618)	(27,285)
Cash and cash equivalents at beginning of period	5,050,312	195,203

Cash and cash equivalents at end of period	$4,699,694	$167,918

Supplemental disclosures of cash flows information:
Cash paid for interest	$2,269	$14,831
Supplemental disclosures of non-cash activity:
Net exercise of stock options	$3,108	$1,205,186

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

The Company’s balance sheet at December 25, 2021 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Registrant’s Annual Report on Form 10-K for the year ended December 25, 2021 and in CPS’s other SEC reports, which are accessible on the SEC’s website at www.sec.gov and the Company’s website at www.cpstechnologysolutions.com.

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

The following table presents the calculation of both basic and diluted EPS:

	Three Months Ended
	April 2 2022	March 27, 2021

Basic EPS Computation:
Numerator:
Net income	$419,436	$30,903
Denominator:
Weighted average
Common shares
Outstanding	14,389,857	13,584,376
Basic EPS	$0.03	$0.00
Diluted EPS Computation:
Numerator:
Net income (loss)	$419,436	$30,903
Denominator:
Weighted average
Common shares
Outstanding	14,389,857	13,584,376
Dilutive effect of stock options	268,082	680,514
Total Shares	14,657,939	14,264,890
Diluted EPS	$0.03	$0.00

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

The real estate lease expiring in 2026 (the “Norton facility lease”) is included as a right-of-use lease asset and corresponding lease liability on the balance sheet. This asset and liability was recognized on April 2, 2022 based on the present value of lease payments over the lease term using the Company’s incremental borrowing rate at commencement date. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s capitalized operating leases as of April 2, 2022

(Dollars in Thousands)	April 2, 2022
Maturity of capitalized lease liabilities	Lease payments
2022	122
2023	162
2024	165
2025	165
2026	28
Total undiscounted operating lease payments	$642
Less: Imputed interest	(84)
Present value of operating lease liability	$558
Balance Sheet Classification
Current lease liability	$157
Long-term lease liability	401
Total operating lease liability	$558
Other Information
Weighted-average remaining lease term for capitalized operating leases (in months)	47
Weighted-average discount rate for capitalized operating leases	6.6%

Operating Lease Costs and Cash Flows

Operating lease cost and cash paid was $39 thousand during the first quarter of 2022. This cost is related to its long-term operating lease. All other short-term leases were immaterial.

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

During the quarters ended April 2, 2022 and March 27, 2021, a total of 170,000 and 200,000 stock options, respectively, were granted to employees under the Company’s 2020 Equity Incentive Plan (the “Plan”) and a total of 38,000 and 0 stock options, respectively, were granted to outside directors during the quarters ended April 2, 2022 and March 27, 2021.

During the quarter ended April 2, 2022, there were 72,700 options exercised and corresponding shares issued at a weighted average price of $2.08.  During the quarter ended March 27, 2021, there were 613,800 options exercised and corresponding shares issued at a weighted average price of $1.98.

During the quarter ended April 2, 2022, the Company repurchased 840 shares for employees to facilitate their exercise of stock options. During the quarter ended March 27, 2021, the Company repurchased 120,196 shares for employees to facilitate their exercise of stock options.

There were also 971,600 shares outstanding at a weighted average price of $2.37 with a weighted average remaining term of 6.67 years as of April 2, 2022, and there were 837,700 shares outstanding at a weighted average price of $1.92 with a weighted average remaining term of 6.74 years as of March 27, 2021. The Plan, as amended, is authorized to issue 1,500,000 shares of common stock. As of April 2, 2022, there were 941,000 shares available for future grants. 513,700 grants remain exercisable under the Company’s Equity Incentive Plans.

As of April 2, 2022, there was $622 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan; that cost is expected to be recognized over a weighted average period of 1.79 years.

During the quarters ended April 2, 2022 and March 27, 2021, the Company recognized approximately $124 thousand and $27 thousand, respectively, as shared-based compensation expense related to previously granted shares under the Plan.

(6)      Inventories

Inventories consist of the following:

	April 2, 2022	December 25, 2021

Raw materials	$2,166,385	$2,080,778
Work in process	1,880,465	1,309,572
Finished goods	987,076	805,159

Gross inventory	5,033,926	4,195,509
Reserve for obsolescence	(328,400)	(283,907)

Inventories, net	$4,705,526	$3,911,602

(7)      Accrued Expenses

Accrued expenses consist of the following:

	April 2, 2022	December 25, 2021

Accrued legal and accounting	$44,724	$79,917
Accrued payroll and related expenses	526,128	905,698
Accrued other	146,630	100,814

Total Accrued Expenses	$717,482	$1,086,429

(8)      Line of Credit

In September 2019, the Company entered into a revolving line of credit (LOC) with Massachusetts Business Development Corporation (BDC) in the amount of $2.5 million. The agreement includes a demand note allowing the Lender to call the loan at any time. The Company may terminate the agreement without a termination fee after 3 years. In May of 2020 this credit line was increased to $3.0 million. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of LIBOR plus 550 basis points. On April 2, 2022, the Company had $0 thousand of borrowings under this LOC and its borrowing base at the time would have permitted an additional $3.0 million to have been borrowed.

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

The aggregate maturities of the notes payable based on the payment terms of the agreement are as follows:

Remaining in:	Payments due by period
FY 2022	$41,050
FY 2023	$43,837
FY 2024	$46,757
FY 2025	$8,090
Total	139,734

Total interest expense on notes payable during 2022 was $2,269.

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

In September 2021 this decision was reevaluated in light of the Company’s recent profitability and its forecasts for future profitability. The Company concluded that it is “more likely than not” that the Company will be able to fully utilize the deferred tax asset. This reversal of the valuation allowance was made net of the expected tax liability for 2021. For the first quarter of 2022 a charge against the reserve of $125,748 for the estimated tax liability on Q1 income was made.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the financial statements of the Company and notes thereto included in this report and the Company’s Annual Report on Form 10-K for the year ended December 25, 2021 and in CPS’s other SEC reports, which are accessible on the SEC’s website at www.sec.gov and the Company’s website at www.cpstechnologysolutions.com.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. There are a number of factors that could cause the Company’s actual results to differ materially from those forecasted or projected in such forward-looking statements. This includes the impact of the COVID-19 pandemic and the Russian invasion of Ukraine, which are discussed in Item 3 of this report. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or changed circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

The critical accounting policies utilized by the Company in preparation of the accompanying financial statements are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 25, 2021, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There have been no material changes to these policies since December 25, 2021.

Overview

Products we provide include baseplates for motor controllers used in high-speed electric trains, subway cars, wind turbines, and hybrid and electric vehicles. We provide baseplates and housings used in radar, satellite and avionics applications. We provide lids and heat spreaders used with high performance integrated circuits for use in internet switches and routers. We provide baseplates and housings used in modules built with Wide Band Gap Semiconductors like Silicon Carbide (“SiC”) and Gallium Nitride (“GaN”), collectively Metal Matrix Composites (“MMC”). CPS also assembles housings and packages for hybrid circuits. These housings and packages may include MMC components; they may include components made of more traditional materials such as aluminum, cold rolled steel and Kovar. Using its proprietary MMC technology, the Company also produces light-weight vehicle armor, particularly for extreme environments and heavy threat levels.

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

As a manufacturer of highly technical and custom products, the Company incurs fixed costs needed to support the business, but which do not vary significantly with changes in sales volume. These costs include the fixed costs of applications such as engineering, tooling design and fabrication, process engineering, and others. Accordingly, particularly given our current size, changes in sales volume generally result in even greater changes in financial performance on a percentage basis as fixed costs are spread over a larger or smaller base. Sales volume is therefore a key financial metric used by management.

The Company believes the underlying demand for MMC, housings for hybrid circuits and our proprietary armor solution is growing as the electronics and other industries seek higher performance, higher reliability, and reduced costs. CPS believes that the Company is well positioned to offer our solutions to current and new customers as these demands grow.

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

Results of Operations for the First Fiscal Quarter of 2022 (Q1 2022) Compared to the First Fiscal Quarter of 2021 (Q1 2021); (all $ in 000’s)

Revenues totaled $6,653 in Q1 2022 compared with $4,866 generated in Q1 2021, an increase of 37%. Two factors in particular contributed to this growth. In Q1 of 2021 we were just beginning to see a turnaround in reduced sales due to the COVID-19 pandemic. We saw significant sales growth from each of our top 5 customers from Q1 2021 to Q1 2022. Our shipments of armor for the US Navy did not begin until Q2 of 2021, also giving rise to a portion of the increase from Q1 2021 to Q1 2022.

Gross margin in Q1 2022 totaled $1,963 or 30% of sales. This compares with gross margin in Q1 2021 of $944 or 19% of sales. Both increased manufacturing efficiencies and the impact of increased sales volumes on fixed costs, which do not vary with increased sales volumes, were the predominate reason for this increase.

Selling, general and administrative (SG&A) expenses totaled $1,416 in Q1 2022 compared with SG&A expenses of $908 in Q1 2021. Compensation costs made up a little over half of this increase. In particular, increased accruals for variable compensation due to the better results in Q1 2022 as compared to Q1 2021 and 3 additional members of our sales team hired subsequent to Q1 2021, made up part of the compensation differential.  In addition, issuance of immediately vested stock options to directors was delayed in Q1 2021 due to market uncertainty. The Company reverted back to its standard practice of issuing these immediately vested options in Q1 2022 as the market stabilized. The other significant portion of this increase was due to commission expenses incurred as a result of the increased sales.

The Company experienced an operating profit of $547 in Q1 2022 compared with an operating profit of $36 in Q1 2021 as a result of the increased gross margin, partially offset by the increase in SG&A expenses.

The Company is part of the Defense Industrial Base and thus has been open and operating throughout the COVID-19 pandemic. The Company believes the worst of the pandemic is now behind us and expects to show continued improvement in upcoming quarters.

The Company has had extremely minimal sales to both Russia and Ukraine over the last several years, the loss of which would likely not even be noticeable to a reader of these financial statements. Neither does CPS rely on raw materials from that part of the world. As a result, we do not believe that the Russian invasion of Ukraine will have a direct impact on our results. Nevertheless, there could be an indirect impact regarding supply chain and inflationary issues as a result of this war.

These factors combine to create a higher degree of uncertainty regarding future financial performance.

Liquidity and Capital Resources (all $ in 000’s unless noted)

The Company’s cash and cash equivalents at April 2, 2022 totaled $4,700. This compares to cash and cash equivalents at December 25, 2021 of $5,050. The decrease in cash was due primarily to increases in inventory and reductions in accrued expenses offset by net profit.

Accounts receivable at April 2, 2022 totaled $4,903 compared with $4,870 at December 25, 2021. Days Sales Outstanding (DSO) decreased from 72 days at the end of 2021 to 66 days at the end of Q1 2022. The decrease in DSO was due to the inclusion of deferred revenue of $0.6M in the year end accounts receivable balance, which was collected during Q1 2022. The accounts receivable balances at December 25, 2021, and April 2, 2022 were both net of an allowance for doubtful accounts of $10.

Inventories totaled $4,706 at April 2, 2022 compared with inventory totaling $3,912 at December 25, 2021. The inventory turnover in the most recent four quarters ending Q1 2022 was 4.6 times (based on a 5 point average) compared with 4.7 times averaged during the four quarters of 2021.

The Company financed its increase in working capital in Q1 2022 from its profit and usage of cash on hand. The Company expects it will continue to be able to fund its operations for the remainder of 2022 from operations and existing cash balances.

The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its business objectives.

Management believes that existing cash balances will be sufficient to fund our cash requirements for the foreseeable future. However, there is no assurance that we will be able to generate sufficient revenues or reduce certain discretionary spending in the event that planned operational goals are not met such that we will be able to meet our obligations as they become due.

Contractual Obligations (all $ in 000’s unless otherwise noted)

In September 2019, the Company entered into revolving line of credit (LOC) with Massachusetts Business Development Corporation (BDC) in the amount of $2.5 million. This agreement was amended in May 2020 to increase the line to $3.0 million. The agreement includes a demand note allowing the Lender to call the loan at any time. The Company may terminate the agreement without a termination fee after 3 years. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of LIBOR plus 550 basis points. The Company was in compliance with all debt covenants as of April 2, 2022, had $0 borrowings under this LOC and its borrowing base at the time would have permitted $3.0 to have been borrowed.

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

The COVID-19 pandemic had a minimal impact on financial results for the quarter ended April 2, 2022. There were several COVID related absences during the quarter which required the use of overtime in order to meet production needs. The Company expects these mild disruptions to continue as COVID becomes more endemic. Nevertheless the possibility of a more dangerous variant could result in a negative impact on the Company’s business in the future.

Although CPS has not been directly impacted by the war in Ukraine, potential supply chain disruptions and its impact on energy costs are areas where we could be impacted in the future.

Inflation is an area where we have seen some impact on our business. We have seen significant price increases in commodity raw materials, such as aluminum, as well as increases in other costs of doing business. As we receive new orders we have been able to pass on most of these costs to our customers. In the case of longer term pricing agreements, we have been able to pass on some of these costs through surcharges and in other ways to mitigate the impact on our profit. As inflation continues, our ability to continue to absorb higher costs by raising customer prices cannot be guaranteed.

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

There have been no material changes to the risk factors as discussed in our 2021 Form 10-K.

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

On March 7, 2022 the Company filed a report on Form 8-K relating to the announcement of its financial results for the year ended December 25, 2021 as presented in a press release dated March 3, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPS TECHNOLOGIES CORPORATION

(Registrant)

Date: May 9, 2022

/s/ Michael E. McCormack

Michael E. McCormack

Chief Executive Officer

Date: May 9, 2022

/s/ Charles K. Griffith Jr.

Charles K. Griffith Jr.

Chief Financial Officer