Form 10-Q
period 2022-07-02
CPS TECHNOLOGIES CORP/DE/
filed 2022-08-05
CIK 814676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended July 2, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of July 29,2022: 14,433,509.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORP.

Balance Sheets (Unaudited)

	July 2,	December 25,
	2022	2021
ASSETS

Current assets:
Cash and cash equivalents	$5,076,282	$5,050,312
Accounts receivable-trade, net	4,536,973	4,870,021
Inventories, net	4,665,719	3,911,602
Prepaid expenses and other current assets	313,501	225,873

Total current assets	14,592,475	14,057,808

Property and equipment:
Production equipment	10,545,236	10,489,729
Furniture and office equipment	738,205	673,305
Leasehold improvements	968,509	951,384

Total cost	12,251,950	12,114,418

Accumulated depreciation and amortization	(11,212,803)	(11,028,154)
Construction in progress	373,776	246,669

Net property and equipment	1,412,923	1,332,933

Right-of-use lease asset	528,000	586,000
Deferred taxes, net	2,482,720	2,823,978

Total assets	$19,016,118	$18,800,719

See accompanying notes to financial statements.

(continued)

CPS TECHNOLOGIES CORP.

Balance Sheets (Unaudited)

(concluded)

	July 2,	December 25,
	2022	2021
LIABILITIES AND STOCKHOLDERS` EQUITY

Current liabilities:
Note payable, current portion	$47,321	$55,906
Accounts payable	1,621,278	2,100,251
Accrued expenses	648,180	1,086,429
Deferred revenue	1,752,543	1,707,138
Lease liability, current portion	157,000	155,000

Total current liabilities	4,226,322	5,104,724

Note payable less current portion	77,120	98,684
Long term lease liability	371,000	431,000

Total liabilities	4,674,442	5,634,408

Commitments and contingencies (note 4)

Stockholders` equity:
Common stock, $0.01 par value, authorized 20,000,000 shares; issued 14,438,786 and 14,350,786; outstanding 14,434,468 and 14,350,451; at July 2, 2022 and December 25, 2021, respectively;	144,388	143,508
Additional paid-in capital	39,600,085	39,281,810
Accumulated deficit	(25,381,948)	(26,256,492)
Less cost of 4,318 and 335 common shares repurchased at July 2, 2022 and December 25, 2021, respectively;	(20,849)	(2,515)

Total stockholders` equity	14,341,676	13,166,311

Total liabilities and stockholders` equity	$19,016,118	$18,800,719

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.

Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2022	2021	2022	2021
Revenues:
Product sales	$7,070,743	$5,862,183	$13,723,457	$10,727,890

Total revenues	7,070,743	5,862,183	13,723,457	10,727,890

Cost of product sales	5,242,106	4,510,600	9,931,330	8,432,168

Gross Margin	1,828,637	1,351,583	3,792,127	2,295,722

Selling, general, and administrative expense	1,159,157	1,098,616	2,575,550	2,007,086

Income from operations	669,480	252,967	1,216,577	288,636

Interest income (expense), net	1,594	(13,769)	(319)	(18,079)

Net income before income tax	671,074	239,198	1,216,258	270,557
Income tax provision	215,966	--	341,714	456

Net income	$455,108	$239,198	$874,544	$270,101

Net income per basic common share	$0.03	$0.02	$0.06	$0.02

Weighted average number of basic common shares outstanding	14,431,825	13,982,177	14,410,064	13,783,276

Net income per diluted common share	$0.03	$0.02	$0.06	$0.02

Weighted average number of diluted common shares outstanding	14,708,646	14,550,918	14,682,516	14,407,904

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JULY 2, 2022 AND JUNE 26, 2021

	Common Stock		Additional		Total
	Number of		paid-in	Accumulated	Stock	stockholders'
	shares issued	Par Value	capital	deficit	repurchased	equity
Balance at April 2, 2022	14,423,486	$144,235	$39,546,975	(25,837,056)	(5,623)	13,848,531
Share-based compensation expense	--	--	39,384	--	--	39,384
Issuance of common stock	--	--	(8,144)	--	--	(8,144)
Employee option exercises	15,300	153	21,870	--	(15,226)	6,797
Net income	--	--	--	455,108	--	455,108
Balance at July 2, 2022	14,438,786	144,388	39,600,085	(25,381,948)	(20,849)	14,341,676

	Common Stock		Additional			Total
	Number of		paid-in	Accumulated	Stock	stockholders'
	shares issued	Par Value	capital	deficit	repurchased	equity
Balance at December 25, 2021	14,350,786	$143,508	$39,281,810	(26,256,492)	(2,515)	13,166,311
Share-based compensation expense	--	--	163,855	--	--	163,855
Issuance of common stock	--	--	(17,758)	--	--	(17,758)
Employee options Exercised	88,000	880	172,178	--	(18,334)	154,724
Net income	--	--	--	874,544	--	874,544
Balance at July 2, 2022	14,438,786	144,388	39,600,085	(25,381,948)	(20,849)	14,341,676

	Common Stock		Additional			Total
	Number of		paid-in	Accumulated	Stock	stockholders'
	shares issued	Par Value	capital	deficit	repurchased	equity
Balance at March 27, 2021	14,360,042	$143,600	$37,925,674	(29,441,466)	(2,201,509)	6,426,299
Share-based compensation expense	--	--	92,113	--	--	92,113
Issuance of common stock	479,289	4,793	3,132,599	--	--	3,137,392
Employee option exercises	16,100	161	25,272	--	(24,514)	919
Treasury shares retired	(554,660)	(5,547)	(2,218,706)	--	2,224,253	--
Net income	--	--	--	239,198	--	239,198
Balance at June 26,2021	14,300,771	143,007	38,956,952	(29,202,268)	(1,770)	9,895,921

	Common Stock		Additional			Total
	Number of		paid-in	Accumulated	Stock	stockholders'
	shares issued	Par Value	capital	deficit	repurchased	equity
Balance at December 26, 2020	13,746,242	$137,462	$36,688,894	(29,472,369)	(996,323)	6,357,664
Share-based compensation expense	--	--	119,535	--	--	119,535
Issuance of common stock	479,900	4,793	3,132,599	--	--	3,137,392
Employee option exercises	629,900	6,299	1,234,630	--	(1,229,700)	11,229
Treasury shares retired	(554,660)	(5,547)	(2,218,706)	--	2,224,253
Net Income	--	--	--	270,101	--	270,101
Balance at June 26,2021	14,300,771	143,007	38,956,952	(29,202,268)	(1,770)	9,895,921

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.

Statements of Cash Flows (Unaudited)

	Six Months Ended
	July 2,	June 26,
	2022	2021

Cash flows from operating activities:
Net income	$874,544	$270,101
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	211,641	284,408
Share-based compensation	163,855	119,535

Changes in:
Accounts receivable-trade	333,048	(1,517,511)
Inventories	(754,117)	(279,963)
Prepaid expenses and other current assets	(87,628)	(202,018)
Accounts payable	(478,973)	613,046
Accrued expenses	(438,249)	193,665
Deferred taxes	341,258	--
Deferred revenue	45,405	388,697

Net cash provided by (used in) operating activities	210,784	(130,040)

Cash flows from investing activities:
Purchases of property and equipment	(291,631)	(163,524)
Proceeds from sale of property and equipment	--	--

Net cash used in investing activities	(291,631)	(163,524)

Cash flows from financing activities:
Proceeds from exercise of employee stock options, net of repurchases	154,724	11,229
Proceeds from issuance of common stock, net of expenses	(17,758)	3,137,392
Payments on note payable	(30,149)	(34,500)

Net cash provided by (used in) financing activities	106,817	3,114,121

Net increase (decrease) in cash and cash equivalents	25,970	2,820,557

Cash and cash equivalents at beginning of period	5,050,312	195,203

Cash and cash equivalents at end of period	$5,076,282	$3,015,760

Supplemental disclosures of cash flows information:
Cash paid for interest	4,353	18,079

Supplemental disclosures of non-cash activity:
Issuance of note payable to finance equipment purchase	--	--
Net exercise of stock options	18,334	24,514

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

Using its proprietary MMC technology, the Company also produces light-weight armor, particularly for extreme environments and heavy ballistic threat levels.

The Company sells into several end markets including the aerospace & defense markets, wireless communications infrastructure market, high-performance microprocessor market, motor controller market, and other microelectronic markets.

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

The following table presents the calculation of both basic and diluted EPS:

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2022	2021	2022	2021
Basic EPS Computation:
Numerator:
Net income (loss)	$455,108	$239,198	$874,544	$270,101

Denominator:
Weighted average
Common shares
Outstanding	14,431,825	13,982,177	14,410,064	13,783,276

Basic EPS	$0.03	$0.02	$0.06	$0.02

Diluted EPS Computation:
Numerator:
Net income (loss)	$455,108	$239,198	$874,544	$270,101

Denominator:
Weighted average
Common shares
Outstanding	14,431,825	13,982,177	14,410,064	13,783,276
Dilutive effect of stock options	276,821	568,741	272,452	624,628

Total Shares	14,708,646	14,550,918	14,682,516	14,407,904

Diluted EPS	$0.03	$0.02	$0.06	$0.02

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

Operating Leases

The Norton facility lease comprises approximately 38 thousand square feet. The lease is triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities. The Company also has an option to renew the lease starting in March 2026 through February 2032. Annual rental payments range from $160 thousand to $165 thousand through maturity.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s capitalized operating leases as of July 2, 2022

(Dollars in Thousands)	July 2, 2022
Maturity of capitalized lease liabilities	Lease payments

2022	81
2023	162
2024	165
2025	165
2026	28
Total undiscounted operating lease payments	$601
Less: Imputed interest	(73)
Present value of operating lease liability	$528

Balance Sheet Classification
Current lease liability	$157
Long-term lease liability	371
Total operating lease liability	$528

Other Information
Weighted-average remaining lease term for capitalized operating leases (months)	44
Weighted-average discount rate for capitalized operating leases	6.6%

Operating Lease Costs and Cash Flows

Operating lease cost and cash paid was $41 thousand during the second quarter of 2022 and $79 thousand for the six months ended July 2, 2022. These costs are related to its long-term operating lease. All other short-term leases were immaterial.

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

During the quarter ended July 2, 2022, a total of 15,000 stock options were granted to employees under the Company’s 2020 Equity Incentive Plan Stock Incentive Plan (the “Plan”) and no stock options were granted to outside directors during the quarter ended July 2, 2022, issued at a weighted average price of $4.41 per share. During the quarter ended June 26, 2021, a total of 26,000 stock options were granted to employees under the Company’s 2020 Equity Incentive Plan Stock Incentive Plan (the “Plan”) and a total of 22,000 were granted to outside directors during the quarter ended June 26, 2021, issued at a weighted average price of $5.81 per share.

During the three and six months ended July 2, 2022, there were 15,300 and 88,000 options exercised and corresponding shares issued at a weighted average price of $1.44 and $1.97, respectively. During the three and six months ended June 26,2021 there were 16,100 and 629,900 options exercised and corresponding shares issued at a weighted average price of $1.58 and $1.97, respectively.

During the three and six months ended July 2, 2022, the Company repurchased 3,143 and 3,983 shares, respectively, for employees to facilitate their exercise of stock options. During the three and six months ended June 26,2021 the Company repurchased 2,235 and 122,431 shares, respectively.

There were also 968,100 shares outstanding at a weighted average price of $2.41 with a weighted average remaining term of 6.46 years as of July 2, 2022, and there were 517,800 shares exercisable at a weighted average price of $2.02 with a weighted average remaining term of 4.52 years as of July 2, 2022. The Plan, as amended, is authorized to issue 1,500,000 shares of common stock. As of July 2, 2022, there were 930,800 shares available for future grants.

As of July 2, 2022, there was $616 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan; that cost is expected to be recognized over a weighted average period of 1.95 years.

During the three and six months ended July 2, 2022, the Company recognized $39,384 and $163,855, respectively, as shared-based compensation expense related to previously granted shares under the Plan.

During the three and six months ended June 26,2021, the Company recognized $91,113 and $119,535, respectively, as shared-based compensation expense related to previously granted shares under the Plan.

(6)          Inventories

Inventories consist of the following:

	July 2,	December 25,
	2022	2021

Raw materials	$2,691,395	$2,080,778
Work in process	1,447,528	1,309,572
Finished goods	704,638	805,159

Total inventory	4,843,561	4,195,509

Reserve for obsolescence	(177,842)	(283,907)

Inventories, net	$4,665,719	$3,911,602

(7)          Accrued Expenses

Accrued expenses consist of the following:

	July 2,	December 25,
	2022	2021

Accrued legal and accounting	$62,474	$79,917
Accrued payroll and related expenses	460,293	905,698
Accrued other	125,413	100,814

	$648,180	$1,086,429

(8)          Line of Credit

In September 2019, the Company entered into a revolving line of credit (LOC) with Massachusetts Business Development Corporation (BDC) in the amount of $2.5 million. The agreement includes a demand note allowing the Lender to call the loan at any time. The Company may terminate the agreement without a termination fee after 3 years. In May of 2020, this credit line was increased to $3.0 million. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of LIBOR plus 550 basis points. On July 2, 2022, the Company had $0 of borrowings under this LOC and its borrowing base at the time would have permitted an additional $3.0 million to have been borrowed.

The line of credit is subject to certain financial covenants, all of which have been met.

(9)        Note Payable

In March 2020, the Company acquired inspection equipment for a price of $208 thousand. The full amount was financed through a 5 year note payable with a third-party equipment finance company.   The note is collateralized by the equipment and is being paid in monthly installments of $4 thousand, consisting of principal plus interest at a rate of 6.47%.

In July 2020 CPS placed into service a piece of manufacturing equipment which it financed with the machine’s vendor.  The equipment cost of $40 thousand will be paid at the rate of $2 thousand per month over 2 years, resulting in an implied interest rate of 1.90%.

The aggregate maturities of the notes payable based on the payment terms of the agreement are as follows:

Remaining in:	Payments due by period
FY 2022	$25,882
FY 2023	$43,837
FY 2024	$46,757
FY 2025	$8,090
Total	124,566

Total interest expense on notes payable during 2022 was $4,353.

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

In September 2021, this decision was reevaluated in light of the Company’s recent profitability and its forecasts for future profitability. The Company concluded that it is “more likely than not” that the Company will be able to fully utilize the deferred tax asset. This reversal of the valuation allowance was made net of the expected tax liability for 2021. For the second quarter of 2022 a charge against the tax asset of $215,966 for the estimated tax liability on Q2 income was made. For the 6 months ended July 2, 2022, a charge against the tax asset of $341,258 was made for the estimated tax liability on year-to-date income.

ITEM 2              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the financial statements of the Company and notes thereto included in this report and the Company’s Annual Report on Form 10-K for the year ended December 25, 2021, and in CPS’ other SEC reports, which are accessible on the SEC’s website at www.sec.gov and the Company’s website at www.cpstechnologysolutions.com.

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

Overview

Products we provide include baseplates for motor controllers used in high-speed electric trains, subway cars, wind turbines, and hybrid and electric vehicles. We provide baseplates and housings used in radar, satellite and avionics applications. We provide lids and heat spreaders used with high performance integrated circuits for use in internet switches and routers. We provide baseplates and housings used in modules built with Wide Band Gap Semiconductors like Silicon Carbide (“SiC”) and Gallium Nitride (“GaN”), collectively Metal Matrix Composites (“MMC”). CPS also assembles housings and packages for hybrid circuits. These housings and packages may include MMC components; they may include components made of more traditional materials such as aluminum, cold rolled steel and Kovar. Using its proprietary MMC technology, the Company also produces lightweight armor, particularly for extreme environments and heavy threat levels.

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

CPS was incorporated in Massachusetts in 1984 as Ceramics Process Systems Corporation and reincorporated in Delaware in April 1987 through a merger into a wholly owned Delaware subsidiary organized for purposes of the reincorporation. In July 1987, CPS completed our initial public offering of 1.5 million shares of our Common Stock. In March 2007, we changed our name from Ceramics Process Systems Corporation to CPS Technologies Corporation.

Results of Operations for the Second Fiscal Quarter of 2022 (Q2 2022) Compared to the Second Fiscal Quarter of 2021 (Q2 2021); (all $ in 000s)

Total revenue was $7,071 in Q2 2022, a 21% increase compared with total revenue of $5,862 in Q2 2021. This increase was due primarily to increased shipments of armor panels and hermetic packages, but in particular baseplates which last year bore the biggest negative impact of the Covid-19 pandemic.

Gross margin in Q2 2022 totaled $1,829 or 26% of sales.  In Q2 2021, gross margin was $1,352 or 23% of sales.   This increase in margin was primarily due to the impact of higher sales on certain factory costs which are fixed relative to increased sales.

Selling, general and administrative expenses (SG&A) were $1,159 in Q2 2022, up 5% when compared with SG&A expenses of $1,099 in Q2 2021.  This increase in SG&A expense was due to increased compensation expense as a result of the addition of our new Corporate Development Officer (CDO) and other salary increases.

In Q2, 2022, the Company incurred interest expense of $2 due to notes payable. This compares with interest expense of $14 in Q2 of 2021. The decrease in interest is due to the elimination of line of credit borrowings based on the Company’s current cash position.

The Company experienced operating income of $669 compared with an operating income of $253 in the same quarter last year. This increase in operating income is due primarily to the increase in revenue and gross margin, discussed above. The net income for Q2 2022 totaled $455 versus $239 in Q2 2021.

Results of Operations for the First Six Months of 2022 Compared to the First Six Months of 2021 (all $ in 000s)

Total revenue was $13,723 in the first half of 2022, a 28% increase compared with total revenue of $10,728 in the first six months of 2021. This increase was due primarily to the impact of the Covid-19 pandemic on Q1 2021 compared to the lessening impact of the pandemic on Q2 2022 and a full six months of armor sales in 2022 compared to about 2 months of sales in the first half of 2021.

Gross margin in the first six months of 2022 totaled $3,792 or 28% of sales. In the first six months of 2021 gross margin totaled $2,296 or 21% of sales. This increase was due to the increase in revenue and the increased coverage of our fixed costs.

Selling, general and administrative (SG&A) expenses were $2,576 during the first six months of 2022, up 28% compared with SG&A expenses of $2,007 in the first six months of 2021. The hiring of our new CDO, increased variable compensation accruals due to higher 2022 profitability and increased costs associated commissions on armor product shipments were the primary reasons for this increase.

During the first half of 2022, the Company incurred interest expense of $4 due to notes payable. This compares with interest expense of $18 incurred during the first half of 2021. The decrease in interest is due to decreased borrowings as the result of our cash position.

In the first six months of 2022 the Company had operating income of $1,217 compared with $289 in the same period last year. The net income for the first six months of 2022 totaled $875 versus $270 in the first six months of 2021. This increase was due primarily to the impact on the Covid-19 pandemic on Q1 2021 compared to the lack of impact of the pandemic on Q1 2022 as well as increased sales of armor in 2022.

Liquidity and Capital Resources (all $ in 000s unless noted)

The Company’s cash and cash equivalents at July 2, 2022 totaled $5,076 . This compares to cash and cash equivalents at December 25, 2021, of $5,050. The neutrality of cash was primarily due to our net profit and reduction in accounts receivable, offset by increased inventory to support higher sales and reductions in accounts payable and accrued expenses.

Accounts receivable at July 2, 2022, totaled $4,537 compared with $4,870 at December 25, 2021. Days Sales Outstanding (DSO) decreased from 69 days at the end of 2021 to 58 days at the end of Q2 2022. The decrease in DSO was due to higher sales to large customers with shorter payment terms in 2022 as compared to 2021. The accounts receivable balances at December 25, 2021, and July 2, 2022, were both net of an allowance for doubtful accounts of $10.

Inventories totaled $4,666 at July 2, 2022, compared with inventory totaling $3,912 at December 25, 2021. This increase was due to the buildup of inventory for our armor order. The inventory turnover in the most recent four quarters ending Q2 2022 was 4.6 times, slightly down from 4.7 times averaged during the four quarters of 2021 (based on a 5-point average) .

The Company financed its increase in working capital in Q2 2021 from its profit and usage of cash on hand. The Company expects it will continue to be able to fund its operations for the remainder of 2022 from existing cash balances.

The Company continues to sell to a limited number of customers and the loss of any one of these customers could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its business objectives.

Contractual Obligations

In September 2019, the Company entered into revolving line of credit (LOC) with Massachusetts Business Development Corporation (BDC) in the amount of $2.5 million. This agreement was amended in May 2020 to increase the line to $3.0 million. The agreement includes a demand note allowing the Lender to call the loan at any time. The Company may terminate the agreement without a termination fee after 3 years. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of LIBOR plus 550 basis points. The Company was in compliance with all debt covenants as of July 2, 2022, had $0 borrowings under this LOC and its borrowing base at the time would have permitted $3.0 to have been borrowed.

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

The COVID-19 pandemic had a minimal impact on financial results for the quarter ended July 2, 2022. There were several COVID related absences during the quarter which required the use of overtime in order to meet production needs. The Company expects these mild disruptions to continue as COVID becomes more endemic. Nevertheless, the possibility of a more dangerous variant could result in a negative impact on the Company’s business in the future.

Although CPS has not been directly impacted by the war in Ukraine, potential supply chain disruptions and its impact on energy costs are areas where we could be impacted in the future.

Inflation is an area where we have seen some impact on our business. We have seen significant price increases in commodity raw materials, such as aluminum, as well as increases in other costs of doing business. As we receive new orders, we have been able to pass on most of these costs to our customers. In the case of longer-term pricing agreements, we have been able to pass on some of these costs through surcharges and in other ways to mitigate the impact on our profit. As inflation continues, our ability to continue to absorb higher costs by raising customer prices cannot be guaranteed.

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

On May 3, 2022, the Company filed a report on Form 8-K which included final tabulation of votes from the Company’s Annual Meeting of Shareholders held on April 28, 2022.

On May 5, 2022, the Company filed a report on Form 8-K which included a press release announcing the Q1 2022 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPS TECHNOLOGIES CORP.
(Registrant)

Date:         August 5, 2022
/s/              Michael E. McCormack
Michael E. McCormack
Chief Executive Officer

Date:         August 5, 2022

/s/              Charles K. Griffith Jr.

Charles K. Griffith Jr.

Chief Financial Officer