Form 10-Q
period 2022-10-01
CPS TECHNOLOGIES CORP/DE/
filed 2022-11-08
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended October 1, 2022
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of October 24, 2022: 14,438,786.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORP.
Balance Sheets (Unaudited)
(continued on next page)

	October 1,	December 25,
	2022	2021
ASSETS

Current assets:
Cash and cash equivalents	$5,598,503	$5,050,312
Accounts receivable-trade, net	5,835,738	4,870,021
Inventories, net	4,868,550	3,911,602
Prepaid expenses and other current assets	246,680	225,873
Total current assets	16,549,471	14,057,808
Property and equipment:
Production equipment	10,771,477	10,489,729
Furniture and office equipment	940,128	673,305
Leasehold improvements	968,509	951,384
Total cost	12,680,114	12,114,418

Accumulated depreciation and amortization	(11,317,632)	(11,028,154)
Construction in progress	46,267	246,669
Net property and equipment	1,408,749	1,332,933
Right-of-use lease asset	497,000	586,000
Deferred taxes, net	2,118,223	2,823,978
Total assets	$20,573,443	$18,800,719

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
Balance Sheets (Unaudited)
(concluded)

	October 1,	December 25,
	2022	2021
LIABILITIES AND STOCKHOLDERS` EQUITY

Current liabilities:
Note payable, current portion	43,136	55,906
Accounts payable	2,044,857	2,100,251
Accrued expenses	865,537	1,086,429
Deferred revenue	1,707,138	1,707,138
Lease liability, current portion	157,000	155,000
Total current liabilities	4,817,668	5,104,724
Note payable less current portion	65,947	98,684
Long term lease liability	340,000	431,000
Total liabilities	5,223,615	5,634,408

Commitments (note 4)

Stockholders` equity:
Common stock, $0.01 par value, authorized 20,000,000 shares; issued 14,438,786 and 14,350,786, respectively; outstanding 14,434,468 and 14,348,451, respectively; at October 1, 2022 and December 25, 2021;	144,388	143,508
Additional paid-in capital	39,620,372	39,281,810
Accumulated deficit	(24,394,083)	(26,256,492)
Less cost of 4,318 and 335 common shares repurchased, respectively; at October 1, 2022 and December 25, 2021	(20,849)	(2,515)
Total stockholders` equity	15,349,828	13,166,311
Total liabilities and stockholders` equity	$20,573,443	$18,800,719

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
Statements of Operations (Unaudited)

	Fiscal Quarters Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2022	2021	2022	2021
Revenues:
Product sales	$6,748,117	$5,514,872	$20,471,574	$16,242,762
Total Revenues	6,748,117	5,514,872	20,471,574	16,242,762

Cost of product sales	4,864,876	4,375,676	14,796,206	12,807,844
Gross Margin	1,883,241	1,139,196	5,675,368	3,434,918

Selling, general and administrative expense	1,174,581	1,227,258	3,750,131	3,234,344
Operating income (loss)	708,660	(88,062)	1,925,237	200,574

Interest income (expense), net	(1,892)	(2,633)	(6,245)	(32,776)
Other income (expense), net	645,594	18,665	649,628	30,728
Net income (loss) before income tax expense	1,352,362	(72,030)	2,568,620	198,526
Income tax provision (benefit)	364,497	(2,799,997)	706,211	(2,799,541)
Net income	$987,865	$2,727,967	$1,862,409	$2,998,067
Net income per basic common share	$0.07	$0.19	$0.13	$0.21
Weighted average number of basic common shares outstanding	14,434,468	14,324,136	14,417,995	13,963,563
Net income per diluted common share	$0.07	$0.18	$0.13	$0.21
Weighted average number of diluted common shares outstanding	14,686,476	14,811,259	14,683,632	14,542,356

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED October 1, 2022 AND SEPTEMBER 25, 2021

	Common Stock
	Number of		Additional			Total
	shares		paid-in	Accumulated	Stock	stockholders'
	issued	Par Value	capital	deficit	repurchased	equity
Balance at July 2, 2022	14,438,786	$144,388	$39,600,085	(25,381,948)	(20,849)	14,341,676
Share-based compensation expense	-	-	43,422	-	-	43,422
Issuance of common stock (net of costs)	-	-	(23,135)	-	-	(23,135)
Employee option exercises	-	-	-		-	-
Net income				987,865	-	987,865
Balance at October 1, 2022	14,438,786	144,388	39,620,372	(24,394,083)	(20,849)	15,349,828

	Common Stock
	Number of		Additional			Total
	shares		paid-in	Accumulated	Stock	stockholders'
	issued	Par Value	capital	deficit	repurchased	equity
Balance at December 25, 2021	14,350,786	$143,508	$39,281,810	(26,256,492)	(2,515)	13,166,311
Share-based compensation expense	-	-	207,277	-	-	207,277
Issuance of common stock (net of costs)	-	-	(40,893)	-	-	(40,893)
Employee options exercised	88,000	880	172,178		(18,334)	154,724
Treasury shares	-	-	-	-	-	-
Net income				1,862,409	-	1,862,409
Balance at October 1, 2022	14,438,786	144,388	39,620,372	(24,394,083)	(20,849)	15,349,828

	Common Stock
	Number of		Additional			Total
	shares		paid-in	Accumulated	Stock	stockholders'
	issued	Par Value	capital	deficit	repurchased	equity
Balance at June 26, 2021	14,300,771	$143,007	$38,956,952	(29,202,268)	(1,770)	9,895,921
Share-based compensation expense	-	-	28,117	-	-	28,117
Issuance of common stock (net of costs)	47,515	475	284,503	-	-	284,978
Employee option exercises	500	5	740		(745)	-
Net income				2,727,967	-	2,727,967
Balance at September 25, 2021	14,348,786	143,487	39,270,312	(26,474,301)	(2,515)	12,936,983

	Common Stock
	Number of		Additional			Total
	shares		paid-in	Accumulated	Stock	stockholders'
	issued	Par Value	capital	deficit	repurchased	equity
Balance at December 26, 2020	13,746,242	$137,462	$36,688,894	(29,472,368)	(996,323)	6,357,665
Share-based compensation expense	-	-	147,652	-	-	147,652
Issuance of common stock (net of costs)	526,804	5,268	3,417,102	-	-	3,422,370
Employee options exercised	630,400	6,304	1,235,370		(1,230,445)	11,229
Treasury shares retired	(554,660)	(5,547)	(2,218,706)	-	2,224,253	-
Net income				2,998,067	-	2,998,067
Balance at September 25, 2021	14,348,786	143,487	39,270,312	(26,474,301)	(2,515)	12,936,983

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
Statements of Cash Flows (Unaudited)

	Nine Month Periods Ended
	October 1,	September 25,
	2022	2021

Cash flows from operating activities:
Net income	$1,862,409	$2,998,067
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities
Depreciation and amortization	316,469	411,465
Share-based compensation	207,277	147,653
Deferred taxes	705,755	(2,790,809)
Gain on sale of property and equipment	-	(2,047)

Changes in:
Accounts receivable-trade	(965,717)	(2,117,387)
Inventories	(956,948)	(63,757)
Prepaid expenses	(20,807)	(60,809)
Accounts payable	(55,394)	789,864
Deferred revenue	-	1,138,620
Accrued expenses	(220,891)	98,108
Net cash provided by (used in) operating activities	872,153	548,968
Cash flows from investing activities:
Purchases of property and equipment	(392,286)	(298,760)
Proceeds from sale of property and equipment	-	2,047
Net cash provided by (used in) investing activities	(392,286)	(296,713)

Cash flows from financing activities:
Net borrowings on line of credit	-	-
Proceeds from employee stock options	154,724	11,229
Proceeds from issuance of common stock	(40,893)	3,422,370
Payments on note payable	(45,507)	(43,320)
Net cash provided by (used in) financing activities	68,324	3,390,279
Net increase (decrease) in cash and cash equivalents	548,191	3,642,534
Cash and cash equivalents at beginning of period	5,050,312	195,203
Cash and cash equivalents at end of period	$5,598,503	$3,837,737
Supplemental disclosures of cash flows information:
Cash paid for income taxes	$456	$456
Cash paid for interest	6,243	32,776

Supplemental disclosures of non-cash activity:

Net exercise of stock options	18,334	441,022

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

The following table presents the calculation of both basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2022	2021	2022	2021
Basic EPS Computation:
Numerator:
Net income	$987,865	$2,727,967	$1,862,409	$2,998,067

Denominator:
Weighted average Common shares Outstanding	14,434,468	14,324,136	14,417,995	13,963,563

Basic EPS	$0.07	$0.19	$0.13	$0.21

Diluted EPS Computation:
Numerator:
Net income	$987,865	$2,727,967	$1,862,409	$2,998,067

Denominator:
Weighted average Common shares Outstanding	14,434,468	14,324,136	14,417,995	13,963,563
Dilutive effect of stock options	252,008	487,124	265,637	578,793

Total Shares	14,686,476	14,811,259	14,683,632	14,542,356

Diluted EPS	$0.07	$0.18	$0.13	$0.21

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

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s capitalized operating leases as of October 1, 2022

(Dollars in Thousands)	October 1, 2022
Maturity of capitalized lease liabilities	Lease payments

2022	41
2023	162
2024	165
2025	165
2026	28
Total undiscounted operating lease payments	$561
Less: Imputed interest	(64)
Present value of operating lease liability	$497

Balance Sheet Classification
Current lease liability	$157
Long-term lease liability	340
Total operating lease liability	$497

Other Information
Weighted-average remaining lease term for capitalized operating leases (in months)	41
Weighted-average discount rate for capitalized operating leases	6.6%

Operating Lease Costs and Cash Flows

Operating lease cost and cash paid was $41 thousand during the third quarter of 2022 and $120 thousand for the nine months ended October 1, 2022. These costs are related to its long-term operating lease. All other short-term leases were immaterial.

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

During the quarter ended October 1, 2022 there were 25,000 stock options granted under the Plan. There were 5,000 stock options granted under the Plan during quarter ended September 25, 2021.

During the quarter ended October 1, 2022, no options were exercised. During the quarter ended October 1, 2022, 10,000 options were forfeited and none expired. During the quarter ended September 25, 2021, 500 options were exercised at a weighted average price of $1.49, 32,500 options were forfeited and none expired.

During the quarter ended October 1, 2022, the Company did not repurchase any shares for employees to facilitate their exercise of stock options. During the quarter ended September 25, 2021 the Company repurchased 112 shares for employees to facilitate their exercise of stock options.

There were also 983,100 shares outstanding at a weighted average price of $2.44 with a weighted average remaining term of 6.3 years as of October 1, 2022, and there were 518,800 shares exercisable at a weighted average price of $2.03 with a weighted average remaining term of 4.3 years as of October 1, 2022. The Plan, as amended, is authorized to issue 1,500,000 shares of common stock. As of October 1, 2022, there were 915,800 shares available for future grants.

During the three and nine months ended October 1, 2022 the Company recognized approximately $43 thousand and $207 thousand, respectively as share-based compensation expense related to share and option grants. These amounts are included as a component of selling, general and administrative expenses in the statement of operations.

During the three and nine months ended September 25, 2021 the Company recognized approximately $28 thousand and $148 thousand, respectively as share-based compensation expense related to share and option grants. These amounts are included as a component of selling, general and administrative expenses in the statement of operations.

(6)   Inventories

Inventories consist of the following:

	October 1,	December 25,
	2022	2021
Raw materials	$2,427,477	$2,080,778
Work in process	2,032,969	1,309,572
Finished goods	574,417	805,159
Total inventory	5,034,863	4,195,509

Reserve for obsolescence	(166,313)	(283,907)
Inventories, net	$4,868,550	$3,911,602

(7)   Accrued Expenses

Accrued expenses consist of the following:

	October 1,	December 25,
	2022	2021

Accrued legal and accounting	$38,148	$79,917
Accrued payroll	693,382	905,698
Accrued other	134,007	100,814
	$865,537	$1,086,429

(8)   Line of Credit

In September 2019, the Company entered into a revolving line of credit (LOC) with Massachusetts Business Development Corporation (BDC) in the amount of $2.5 million. The agreement includes a demand note allowing the Lender to call the loan at any time. The Company may terminate the agreement without a termination fee after 3 years. In May of 2020 this credit line was increased to $3.0 million. The LOC is secured by the accounts receivable and other assets of the Company and had an interest rate of LIBOR plus 650 basis points. In May of 2021 the interest rate was reduced to LIBOR plus 550 basis points. On October 1, 2022, the Company had $0 of borrowings under this LOC and its borrowing base at the time would have permitted an additional $3.0 million to have been borrowed.

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

In July 2020 CPS placed into service a piece of manufacturing equipment which it financed with the machine’s vendor. The equipment cost of $40 thousand was paid in full during the quarter ended October 1, 2022.

The aggregate maturities of the notes payable based on the payment terms of the agreement are as follows:

Remaining in:	Payments due by period
FY 2022	$10,399
FY 2023	$43,837
FY 2024	$46,757
FY 2025	$8,090
Total	109,083

Total interest expense on notes payable during 2022 was $6,243.

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

In September 2021, this decision was reevaluated in light of the Company’s recent profitability and its forecasts for future profitability. The Company concluded that it is “more likely than not” that the Company will be able to fully utilize the deferred tax asset. This reversal of the valuation allowance was made net of the expected tax liability for 2021 in the amount of $2,790,201. For the third quarter of 2022 a charge against the tax asset of $364,497 for the estimated tax liability on Q3 income was made. For the 9 months ended October 1, 2022, a charge against the tax asset of $705,755 was made for the estimated tax liability on year-to-date income.  The Company has calculated its tax liability using a 21% rate for federal taxes and an 8.6% rate for state taxes.

(11)   Other Taxes

In Q3 the Company determined that it was eligible for the Employee Retention Tax Credit (“ERTC”). This amount was determined to be $641,086 and is included in Accounts Receivable and Other Income. The Company has filed its tax returns to reflect this income and has included its impact in the Q3 tax calculation.

ITEM 2        MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the financial statements of the Company and notes thereto included in this report and the Company’s Annual Report on Form 10-K for the year ended December 25, 2021.

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

Results of Operations for the Third Fiscal Quarter of 2022 (Q3 2022) Compared to the Third Fiscal Quarter of 2021 (Q3 2021); (all $ in 000s)

Total revenue was $6,748 in Q3 2022, a 22% increase compared with total revenue of $5,515 in Q3 2021. This increase was due primarily to increases in the Company’s armor production as well as increases in sales to other customers in the aerospace and defense markets.

Gross margin in Q3 2022 totaled $1,883 or 28% of sales. In Q3 2021, gross margin was $1,139 or 21% of sales. This increase in margin directly correlates to the increased revenue and the impact increased revenue has on fixed manufacturing costs.

Selling, general and administrative expenses (SG&A) were $1,175 in Q3 2022, down 4% when compared with SG&A expenses of $1,227 in Q3 2021. This decrease was primarily due to non-recurring restructuring costs of $327 incurred in 2021, partially offset by an increase in variable compensation in 2022 incurred as a result of the Company’s increased revenue.

In Q3, 2022, the Company incurred interest expense of $2 due to equipment financing. This compares with interest expense of $3 in Q3 of 2021.

The Company generated operating income of $709 compared with an operating loss of $88 in the same quarter last year. This increase in operating income is due to the non-recurring restructuring costs, discussed above, as well as the impact of higher revenue on the absorption of fixed costs. The net income for Q3 2022 totaled $988 versus net income of $2,728 in Q3 2021. This differential in net income is due to the reversal of the deferred tax asset valuation allowance in Q3 2021, discussed in footnote 10 above, partially offset by the ERTC in 2022, discussed in footnote 11 above.  The pre-tax net in 2021 loss was $72.

Results of Operations for the First Nine Months of 2022 Compared to the First Nine Months of 2021 (all $ in 000s)

Total revenue was $20,472 in the first nine months of 2022, a 26% increase compared with total revenue of $16,243 in the first nine months of 2021. This increase was due to the growth of our armor and hermetic package product lines.

Gross margin in the first nine months of 2022 totaled $5,675 or 28% of sales. In the first nine months of 2021 gross margin totaled $3,435 or 21% of sales. This increase was due to higher sales volumes and the impact those higher volumes have on our fixed costs.

Selling, general and administrative (SG&A) expenses were $3,750 during the first nine months of 2022, up 16% compared with SG&A expenses of $3,234 in the first nine months of 2021. The hiring of our new CDO, increased variable compensation accruals due to higher 2022 operating profitability and increased costs associated commissions on armor product shipments were the primary reasons for this increase.

During the first nine months of 2022, the Company incurred interest expense of $6 on its notes payable. This compares with interest expense of $33 incurred during the first nine months of 2021 which included the notes payable as well as bank borrowings in Q1 and Q2 of 2021.

In the first nine months of 2022 the Company generated operating income of $1,925 compared with operating income of $201 in the same period last year. Similar to revenue, the difference between the first quarter of 2022 compared to the Covid impacted first quarter of 2021, plus the non-recurring restructuring costs account for this difference. The net income for the first nine months of 2022 totaled $1,862 versus net income of $2,998 in the first nine months of 2021. This difference is due to the tax impact on Q3 2021 described in note 10 above offset by the ERTC in 2022 described in note 11 above.

Liquidity and Capital Resources (all $ in 000s unless noted)

The Company’s cash and cash equivalents at October 1, 2022 totaled $5,599. This compares to cash and cash equivalents at December 25, 2021 of $5,050. The increase in cash was primarily due to our net profit, offset by increased accounts receivable and inventory to support higher sales.

Accounts receivable at October 1, 2022 totaled $5,836 compared with $4,870 at December 25, 2021. The Q3 2022 total includes $641 receivable for the ERTC.

Days Sales Outstanding (DSO) decreased from 72 days at the end of 2021 to 69 days at the end of Q3 2022, based on trade receivables. This decrease was due to deferred revenue included in accounts receivable at the end of 2021 not yet reflected in revenue. The accounts receivable balances at December 25, 2021, and October 1, 202 were both net of an allowance for doubtful accounts of $10.

Inventories totaled $4,869 at October 1, 2022 compared with inventory totaling $3,912 at December 25, 2021. The increase in inventory was necessary to support rising sales and due to product mix, as some products are more labor intensive, while others are more materials intensive. The inventory turnover in the most recent four quarters ending Q3 2022 was 4.5 times, slightly down from 4.6 times averaged during the four quarters of 2021 (based on a 5 point average).

The Company financed its working capital during the first nine months of 2022 from its net profit during the period. The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2022 from existing cash balances.

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

Contractual Obligations

In September 2019, the Company entered into revolving line of credit (LOC) with Massachusetts Business Development Corporation (BDC) in the amount of $2.5 million. This agreement was amended in May 2020 to increase the line to $3.0 million. The agreement includes a demand note allowing the Lender to call the loan at any time. The Company may terminate the agreement without a termination fee after 3 years. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of LIBOR plus 550 basis points. The Company was in compliance with all debt covenants as of October 1, 2022, had $0 borrowings under this LOC and its borrowing base at the time would have permitted $3.0 million to have been borrowed.

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

As of October 1, 2022, the Company had $46 of construction in progress and no outstanding commitments to purchase production equipment.

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

CPS TECHNOLOGIES CORP.
(Registrant)

Date:	November 8, 2022
/s/	Michael E. McCormack

Michael E. McCormack
Chief Executive Officer

Date:	November 8, 2022
/s/	Charles K. Griffith Jr.

Charles K. Griffith Jr.

Chief Financial Officer