Form 10-K
period 2022-12-31
CPS TECHNOLOGIES CORP/DE/
filed 2023-03-16
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2022
or
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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒

Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐ Yes  ☒ No

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

☐ Yes ☒ No

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was $55 million based on the average of the reported closing bid and asked prices for the Common Stock as of the last business day of the registrant’s most recently completed fourth fiscal quarter as reported on the NASDAQ Capital Market.

Number of shares of Common Stock outstanding as of February 12, 2023: 14,460,486 shares.

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

In 2022 CPS resumed its participation in the Small Business Innovation Research (SBIR) and Small Business Technology Transfer (STTR) programs, sponsored by the US Small Business Administration. These programs provide funding for innovative research and development. We feel these programs will further enhance CPS’ intellectual property portfolio.

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

This challenge is found at each level in an electronic assembly: at the integrated circuit level speeds are increasing and line widths are decreasing; at the circuit board level higher density devices are placed closer together; and at the system level higher density circuit boards are being assembled closer together.

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

Copper is less expensive than the Company’s MMC solution, but its rate of thermal expansion is significantly different than that of the silicon semiconductors mounted to baseplates. In low voltage applications this is not a problem as the heat being generated is not enough to degrade the reliability of the power module. As voltage levels and the heat related to them go up, MMC baseplates become the preferred solution. Currently HEV/EV manufacturers are in the general area where those who want to save on short term costs are fine using power modules with copper baseplates, while those who want longer term reliability, more the luxury market, will use power modules with an MMC (AlSiC) baseplate.

Of particular interest is the move to using Silicon Carbide (SiC) semiconductors instead of silicon semiconductors. SiC has proven to be more efficient than silicon allowing, among other things for EV’s and HEV’s to run for longer distance on a single charge of the auto’s battery. This is important to CPS as SiC semiconductors run hotter than silicon semiconductors. As such, the voltage levels for which AlSiC would be preferred over copper would be lower meaning the AlSiC baseplate would be the better choice for manufacturers currently on the margin when it comes to the voltage levels being utilized in their vehicles.

The Company is working with multiple tier one and tier two suppliers to the automobile industry on several new designs, including SiC modules, for future introduction. The Company believes the HEV and EV markets will be the source of significant and long-term growth for the Company.

Hermetic Packages

The prime uses of hermetic packaging are for space applications such as satellites, flight applications such as avionics and undersea applications such as torpedoes, submarines and communications buoys. Hermetic packages allow the assembly of multiple semiconductor devices known as Hybrid Microelectronic Assemblies (HMA). Today’s HMA technology can, in a CPS 2x2 inch package, provide the computing technology of today's typical server or yesterday's small mainframe.

CPS is the only producer of hermetic packages with AlSiC bases, combining our expertise in hermetic package production with our expertise in MMC production. The CPS AlSiC hermetic package provides tremendous benefits in terms of reduced weight and CTE matching which are extremely important for space based programs. CPS hermetic packages are used in every current generation GPS satellite, the Mars Perseverance rover as well as many other aerospace applications.

Customers

We sell primarily to major microelectronics systems houses in the United States, Europe and Asia. Our customers typically purchase prototype and evaluation quantities of our products over a one to three year period before purchasing production volumes.

In 2022, our three largest customers accounted for 21%, 17%, and 15% of revenues, respectively. In 2022, approximately 65% of our revenues were derived from commercial applications and 35% from defense-related applications.

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

Patents and Trade Secrets

As of December 31, 2022, the Company had 11 United States patents.  In addition, the Company had several international patents covering the same subject matter as the U.S. patents.

We intend to continue to apply for domestic and foreign patent protection in appropriate cases. In other cases, we believe we are better served by reliance on trade secret protection. In all cases, we seek protection for our technological developments to preserve our competitive position.

Backlog and Contracts

Virtually 100% of the Company's product sales are custom in that they are based on customers’ drawings and the large majority of these sales are "designed in" and are sold over multiple years. Major customers typically give the Company a non-binding forecast of demand for a one-year period and then negotiate a pricing agreement with the Company valid for that one-year period. These and other customers typically issue purchase orders to be shipped on a particular date, or to be drawn against and shipped under releases. The Company has a backlog of $22 million as of December 31, 2022. This backlog consists of orders received from customers and which are for the most part scheduled to ship in 2023. Readers should be aware that under certain circumstances customers may be able to cancel existing orders, some of which may be significant, which would reduce this backlog.

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

Regarding hermetic packages, the market is much more fragmented. There are a number of different hermetic package types allowing certain companies to specialize in a particular area of the overall hermetic package market. Some of these companies are competitors of CPS, while others focus on product types not sold by CPS. In 2022 CPS significantly expanded its technical competence through the hire of several employees who are allowing the Company to expand its presence in areas in which we previously did not participate. Combined with our emphasis on quality and customer service we expect to see continued growth in our hermetic package product line. Management believes our main domestic competitors in this arena are Egide, Ametek, and Qnnect (formerly Hermetic Solutions Group).

The company currently has contracts to produce its HybridTech Armor® panels. To our knowledge, we do not have any direct competitors who produce encapsulated armor. Our competition in this area is alternatives to our HybridTech Armor® which involve tradeoffs regarding cost, weight, anti-ballistic properties, etc. As CPS expands its armor capabilities, we could begin to see more direct competition from more established armor producers.

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

Employees

As of December 31, 2022, we had 86 permanent full-time employees. 74 were engaged in manufacturing and engineering and 12 in sales and administration, including finance, human resources and general management. We also have approximately 20 manufacturing people working with us through temporary employment agencies. During 2022, the Company continued its efforts to increase factory efficiency both in terms of employee training as well as increased automation.

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

Broad-based business, economic disruptions or global health concerns could adversely affect our business and the sale of our products. For example, in December 2019 an outbreak of a novel strain of the coronavirus disease (COVID-19) originated in Wuhan, China, and has since spread to a number of other countries, including the United States. Initially, this outbreak resulted in extended shutdowns of certain businesses in the Wuhan region and had ripple effects to businesses around the world. While the impact of this pandemic has largely subsided, a resurgence of this virus or another could have an impact on our business. Although the Company has remained open throughout the COVID-19 pandemic, complete or partial government shutdowns of many businesses, schools, bars and restaurants have occurred.  The Russian invasion of Ukraine could also adversely affect our business in spite of the immaterial amount of direct business we have done in this region in the past.  We cannot presently predict the scope and severity of any future business shutdowns or disruptions to us, but if we or any of the third parties with whom we engage, including our customers, suppliers and other third parties with whom we conduct business, were to experience extended shutdowns or other business disruptions, our ability to conduct our business could be materially and negatively impacted, and could have a material adverse effect on our business and our results of operation and financial condition.

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

The extent to which a COVID-19 resurgence may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of an outbreak and the effectiveness of actions globally to contain or mitigate its effects, including the deployment and efficacy of vaccines.  While we expect this matter to materially and adversely impact our financial results, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time.

We have a highly concentrated customer base so that changes in ordering patterns, delays or order cancellations could have a material adverse effect on our business and results of operations.

Three customers accounted for 53% of revenue in 2022 and 51% of revenue in 2021. We believe that our relationships with these customers are positive and may provide us with ongoing continuous sustainability for years to come, however a large customer, if lost, would be difficult to be replace, and our inability to do so may have a material adverse effect on our business and financial condition. We expect that orders from a relatively limited number of customers will continue to account for a substantial portion of our business. The mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If any of our significant customers do not place orders, or they substantially reduce, delay or cancel orders, we may not be able to replace the business in a timely manner or at all, which can and has had a material adverse effect on our results of operations and financial condition. Major customers may also seek, and on occasion receive, pricing, payment or other commercial terms that are less favorable to us and can hurt our competitive position.

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

●	the effects of a global pandemic on our employees, suppliers and other third-parties upon which we rely.

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

●	receipt of large orders or cancellations of orders for our products;
●	issues associated with the performance and reliability of our products;
●	actual or anticipated variations in our results of operations;
●	announcements of financial developments or technological innovations;
●	changes in recommendations and/or financial estimates by investment research analysis;
●	strategic transactions, such as acquisitions, divestitures, or spin-offs; and
●	the occurrence of major catastrophic events, including the effects of a possible resurgence of the novel coronavirus (COVID-19).

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

Item 2. Properties

As of December 31, 2022, all of our manufacturing, engineering, sales and administrative operations were located in leased facilities in Norton, Massachusetts.

In February 2021, the Company extended the lease for the Norton facility through February 2026. The leased facilities comprise approximately 38 thousand square feet. The lease is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities.  The Company also has an option to buy the property and a first right of refusal during the term of the lease.  Annual rental payments for 2022 were $160 thousand.

While adequate for current business volumes, continued expected growth of our business may result in the need to move to a larger location, open a second location or expand our footprint at our current location.

Item 3. Legal Proceedings

We are not a party to any litigation which could have a material adverse effect on us or on our business.

Item 4. Mine Safety Disclosures

Not applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

CPS Technologies Corp. shares trade on The Nasdaq Capital Market, under the symbol “CPSH”. On December 31, 2022, we had approximately 100 shareholders of record. We have never paid cash dividends on our Common Stock. We currently plan to reinvest our earnings, if any, for use in the business and do not intend to pay cash dividends in the foreseeable future. Future dividend policy will depend, among other factors, upon our earnings and financial condition.

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

Overview

The Company’s products contribute to the electrification of the green economy.  The products we provide include baseplates for motor controllers used in high-speed electric trains, subway cars, wind turbines, and hybrid and electric vehicles.  We provide hermetic packages used in radar, satellite and avionics applications.  We provide lids and heatspreaders used with high performance integrated circuits in internet switches and routers. We provide armor for naval and other military applications.

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

The Company believes the underlying demand for metal matrix composites is growing as the electronics and other industries seek higher performance, higher reliability, and reduced costs. CPS believes that the Company is well positioned to offer our solutions to current and new customers as these demands grow. In 2022 the Company’s top three customers accounted for 53% of revenue and the remaining 47% of revenue was derived from 49 other customers. In 2021 the top three customers accounted for 51% of revenue and the remaining 49% of revenue was derived from approximately 57 customers.

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

b)    Inventory valuation

The Company has a build-to-order business model and manufactures product to ship against specific purchase orders; occasionally CPS manufactures product in advance of anticipated purchase orders to level load production or prepare for a ramp-up in demand. In addition, virtually 100% of the Company’s products are custom, meaning they are produced to a customer’s design and generally cannot be used for any other purpose. Purchase orders generally have cancellation provisions which vary from customer to customer, but which can result occasionally in CPS producing product which the customer is not obligated to purchase. However, once a product has gone into production, most customer orders are recurring and order cancellations are rare. The Company’s general obsolescence policy is to reserve against inventory when there has been no activity on a particular part for a twelve month period and there are no pending or expected customer orders.

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

At December 31, 2022, the Company’s Deferred Tax Asset and other temporary differences will require taxable income of approximately $10 million and reversals of existing temporary differences to fully utilize the Deferred Tax Asset, assuming a statutory corporate tax rate of 21%.

Results of Operations (all $ in millions unless noted)

Results of Operations for the year 2022 (“2022”) compared with the year 2021 (“2021”):

Total revenue was $26.6 million in 2022, a 19% increase compared with total revenue of $22.4 million in 2021. This increase was due primarily to an increase in the sales of armor, which did not start until May of 2021, and the recovery of business from a major customer who was particularly affected by the COVID-19 pandemic in 2021.

Gross margin in 2022 totaled $7.3 million or 27% of sales.  This compares with $4.8 million, or 21% of sales, generated during 2021. The improvement in margin was primarily due to the impact of increased sales on the absorption of fixed costs.

Selling, general and administrative (SG&A) expenses were $5.1 million during 2022, an increase of 19% compared with SG&A expenses of $4.3 million incurred during 2021.  Several factors contributed to this increase. The Company hired a Chief Development Officer in early 2022 which was a new position. The Company incurred higher variable compensation costs in 2022 due to its strong financial performance. Travel costs were significantly higher in 2022 due to the limited nature of travel in 2021 due to the COVID-19 pandemic. Lastly, higher sales lead to higher commission costs in 2022, compared to 2021.

The Company generated operating income of $2.2 million in 2022, compared with an operating income of $0.5 in 2021. This increase was due primarily to the increase in Sales and its resulting impact on the absorption of fixed costs, discussed above. The Company recorded net income of $2.1M in 2022 compared to $3.2M in 2021. In 2022 the Company had a provision for income taxes of 0.8 million. In addition, the Company filed for the Employee Retention Tax Credit of 0.7 million in 2022.  In 2021 the Company reevaluated its valuation allowance against its deferred tax asset which resulted in a tax benefit in 2021 of $2.8 million.  For further explanation see below.

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

Significant Fourth Quarter Activity in 2022:

Revenues totaled $6.1 million in the fourth quarter of 2022 versus $6.2 million in the fourth quarter of 2021, a decrease of 2%.  This decrease was due primarily to sales orders due to ship from our plating vendors not being shipped in late December as scheduled.

Gross margin increased in the fourth quarter of 2022 compared with the fourth quarter of 2021 to $1.6 million from $1.4 million.  This increase was due to operating efficiencies that the Company implemented throughout 2022 in its production process.

SG&A expenses totaled $1.3 million during the quarter, an increase of 30% compared to $1.0 million in the same quarter of 2021.  This increase was primarily due to the increased variable compensation costs and travel costs discussed above.

The Company recorded operating income of $0.3 million in the fourth quarter of 2022 compared to operating income of $0.3 million in the fourth quarter of 2021.

The Company recorded net income of $0.3 million in the fourth quarter of 2022 compared to net income of $0.2 million in the fourth quarter of 2021.  The reduction in sales and increase in SG&A expenses, offset by the increase in gross margin, all discussed above, accounted for this.

Liquidity and Capital Resources (all $ in millions unless noted)

The Company’s cash and cash equivalents at December 31, 2022 totaled $8.3 compared with cash and cash equivalents at December 25, 2021 of $5.1.  This increase was primarily due to the Company’s profitability for the year.

Accounts receivable at December 31, 2022 totaled $3.8 compared to $4.9 at December 25, 2021. Days Sales Outstanding (DSO) decreased to 52 days at the end of 2022 compared to 72 days at the end of 2021. This change was due to the reduction of deferred revenue occurring in the 4th quarter. Prepayments received in 2021 were used to pay for shipments shipped in the 4th quarter thus immediately reducing accounts receivable, rather than the customer paying 30-45 days later. Prepaid billings of $0.9 were shipped in the 4th quarter.  The accounts receivable balances at December 31, 2022, and December 25, 2021 were both net of an allowance for doubtful accounts of $10 thousand.

Inventories increased to $4.9 at December 31, 2022 from $3.9 at December 25, 2021. The inventory turnover in the four quarters ending 2022 was 4.2 times, down from 4.7 times averaged during the four quarters of 2021 (each based on a 5 point average).  In 2022 we had several large orders in inventory that were not scheduled to ship until early 2023.

The Company had no inventory on consignment at any customers at the end of 2022 or 2021. At December 31, 2022 and December 25, 2021 inventory of, $0.8 and $0.4, respectively, was located at vendor locations pursuant to inventory agreements.

The Company funded its operations from its profit in 2022. The Company expects it will continue to be able to fund its operations during 2023 from existing cash balances and profits.

The Company continues to sell to a limited number of customers and the loss of any one of these customers or vendors could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its business objectives.

Contractual Obligations

In September 2019, the Company entered into revolving line of credit (LOC) with Massachusetts Business Development Corporation (BDC) in the amount of $2.5 million, which was increased to 3.0 million in May of 2020.  The agreement includes a demand note allowing the Lender to call the loan at any time.  The Company may terminate the agreement without a termination fee after 3 years.  The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of LIBOR plus 550 basis points. BDC requires that quarterly and year to date earnings may not be less than projected amounts provided to the bank and the Company may not incur capital expenditures in excess of $50 thousand per year over its depreciation expense, or $25 thousand per transaction.  The Company met the earnings covenant and has received a waiver for its capital expenditures.  At December 31, 2022 the Company had $0 borrowings under this LOC and its borrowing base at the time would have permitted an additional $2.9 million to have been borrowed.

In March 2020, the Company acquired a scanning acoustic microscope for a price of $208 thousand.  The full amount was financed through a 5 year note payable with a financing company.  The note is collateralized by the microscope and is being paid in monthly installments of $4 thousand, consisting of principal plus interest at a rate of 6.47%

As of December 31, 2022, the Company had $65 thousand of construction in progress and no outstanding commitments to purchase production equipment.

During 2022, our leasing arrangements consisted of the Norton, MA facility lease. The Norton facility lease was renewed in February 2021, expires in February 2026 and is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities.  The Company also has an option to buy the property and a first right of refusal during the term of the lease. Annual rental payments were $160 thousand in 2022.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation

Thus far inflation has not had a significant impact on our profitability. We have had higher than normal wage increases, have implemented other programs to ameliorate the effects of inflation on our employees (for example, we increased the Company share of health insurance premiums and increased the Company 401k match in 2022) and seen price increases from some of our suppliers. We have been able to pass along many of these price increases to our customers. There can be no assurance that our customers will continue to accept further price increases, that our employees will continue to be satisfied with their wage and benefit increases and that inflation will not affect our operations or business in the future.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as such item is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting during fiscal 2022.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth in the "Internal Control Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

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

Part III

Item 10.      Directors, Executive Officer and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Members of the Board of Directors, Nominees and Executive Officers,” “Certain Relationships and Related Person Transactions; Legal Proceedings,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct” and “Corporate Governance” and with respect to our 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2022 fiscal year.

The Company has adopted the CPS Code of Conduct, which applies to all directors, officers (including the principal executive officer, principal financial officer and treasurer) and employees.  A copy of this code can be found on the Company’s website at https://cpstechnologysolutions.com/investor-overview/.

Item 11.      Executive Compensation

The information required by this Item 11 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Compensation” and “Compensation Discussion and Analysis” with respect to our 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2022 fiscal year.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to our Definitive Proxy Statement, under the caption “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” with respect to our 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2022 fiscal year.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Certain Relationships and Related Person Transactions; Legal Proceedings” and “Corporate Governance” with respect to our 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2022 fiscal year.

Item 14.      Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to our Definitive Proxy Statement, under the caption “Accounting Matters” with respect to our 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2022 fiscal year.

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

Exhibit No.	Description

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
President and Chief Executive Officer March 16, 2023

Pursuant to the Requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael McCormack	President and Chief Executive Officer	March 16, 2023
Michael McCormack

/s/ Charles K. Griffith Jr.	Chief Financial Officer	March 16, 2023
Charles K. Griffith Jr.

/s/ Francis J. Hughes, Jr.	Director	March 16, 2023
Francis J. Hughes

/s/ Daniel C. Snow	Director	March 16, 2023
Daniel C. Snow

/s/ Thomas M. Culligan	Director	March 16, 2023
Thomas M. Culligan

/s/ Ralph M. Norwood	Director	March 16, 2023
Ralph M. Norwood

/s/ Grant C. Bennett	Director	March 16, 2023
Grant C. Bennett

INDEX TO FINANCIAL STATEMENTS
OF
CPS TECHNOLOGIES CORP.

Report of Independent Registered Public Accounting Firm (PCAOB ID 392)

Balance Sheets as of December 31, 2022 and December 25, 2021

Statements of Operations for the years ended December 31, 2022 and December 25, 2021

Statements of Stockholders’ Equity for the years ended December 31, 2022 and December 25, 2021

Statements of Cash Flows for the years ended December 31, 2022 and December 25, 2021

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CPS Technologies Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CPS Technologies Corporation (the "Company") as of December 31, 2022 and December 25, 2021, the related statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 25, 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 16, 2023

CPS TECHNOLOGIES CORP.
BALANCE SHEETS

	December 31,	December 25,
	2022	2021
ASSETS

Current assets:
Cash and cash equivalents	$8,266,753	$5,050,312
Accounts receivable-trade, net	3,777,975	4,870,021
Accounts receivable-other	685,668	-
Inventories	4,875,901	3,911,602
Prepaid expenses and other current assets	211,242	225,873
Total current assets	17,817,539	14,057,808
Property and equipment:
Production equipment	10,770,427	10,489,729
Furniture and office equipment	952,883	673,305
Leasehold improvements	985,649	951,384
Total cost	12,708,959	12,114,418
Accumulated depreciation and amortization	(11,446,901)	(11,028,154)
Construction in progress	64,910	246,669
Net property and equipment	1,326,968	1,332,933
Right-of-use lease asset (note 4, leases)	466,000	586,000
Deferred taxes, net	2,069,436	2,823,978
Total assets	$21,679,943	$18,800,719

(continued)

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
BALANCE SHEETS

	December 31,	December 25,
	2022	2021
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable, current portion	43,711	55,906
Accounts payable	1,836,865	2,100,251
Accrued expenses	820,856	1,086,429
Deferred revenue	2,521,128	1,707,138
Lease liability, current portion	157,000	155,000

Total current liabilities	5,379,560	5,104,724

Notes payable less current portion	54,847	98,684
Deferred revenue – long term	231,020	-
Long term lease liability	309,000	431,000

Total liabilities	5,974,427	5,634,408
Commitments & Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, authorized 20,000,000 shares; issued 14,460,486 and 14,350,786 shares; outstanding 14,450,470 and 14,350,451; at December 31, 2022 and December 25, 2021, respectively	144,605	143,508
Additional paid-in capital	39,726,851	39,281,810
Accumulated deficit	(24,125,092)	(26,256,492)
Less cost of 10,016 and 335 common shares repurchased at December 31, 2022 and December 25, 2021, respectively	(40,848)	(2,515)

Total stockholders’ equity	15,705,516	13,166,311

Total liabilities and stockholders’ equity	$21,679,943	$18,800,719

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND DECEMBER 25, 2021

	2022	2021
Product sales	$26,586,926	$22,449,065

Cost of product sales	19,285,846	17,659,347
Gross margin	7,301,080	4,789,718

Selling, general, and Administrative expenses	5,066,660	4,276,751
Income from operations	2,234,420	512,967

Other income (expense)	653,248	(4,068)
Income before income tax	2,887,668	508,899
Income tax provision (benefit)	756,268	(2,706,978)
Net income	$2,131,400	$3,215,877

Net income (loss) per basic common share	$0.15	$0.23
Weighted average number of basic common shares outstanding	14,424,381	14,061,320
Net income (loss) per diluted common share	$0.15	$0.22
Weighted average number of diluted common shares outstanding	14,675,646	14,590,725

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2022 AND DECEMBER 25, 2021

	Common stock
			Additional			Stock-
	Number of	Par	Paid-in	Accumulated	Stock	holders’
	shares issued	Value	capital	deficit	repurchased	equity
Balance at December 26, 2020	13,746,242	$137,462	36,688,894	$(29,472,369)	$(996,323)	$6,357,664

Share-based compensation expense	—	—	174,124	—	—	174,124
Issuance of Common Stock	528,804	5,289	3,402,128	—	—	3,407,417
Employee option exercises	630,400	6,304	1,235,370	—	(1,230,445)	11,229
Treasury Shares Retired	(554,660)	(5,547)	(2,218,706)		2,224,253	0
Net income	—	—	—	3,215,877	—	3,215,877
Balance at December 25, 2021	14,350,786	$143,508	39,281,810	$(26,256,492)	$(2,515)	$13,166,311

Share-based compensation expense	—	—	250,359	—	—	250,359
Employee option exercises	109,700	1,097	194,682	—	(38,333)	157,446
Net income	—	—	—	2,131,400	—	2,131,400
Balance at December 31, 2022	14,460,486	$144,605	39,726,851	$(24,125,092)	$(40,848)	$15,705,516

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND DECEMBER 25, 2021

	2022	2021
Cash flows from operating activities:
Net income	$2,131,400	$3,215,877
Adjustments to reconcile net income to cash provided by operating activities:
Share-based compensation	250,357	174,124
Depreciation and amortization	445,739	469,337
Deferred taxes	754,542	(2,706,978)
Gain on sale of property and equipment	(3,400)	(2,047)
Changes in operating assets and liabilities:
Accounts receivable – trade	1,092,046	(1,955,221)
Accounts receivable – other	(685,668)	-
Inventories	(964,299)	(202,131)
Prepaid expenses and other current assets	14,631	(154,367)
Accounts payable	(263,386)	1,190,960
Accrued expenses	(265,573)	282,338
Deferred revenue	1,045,010	1,694,961
Net cash provided by operating activities	3,551,399	2,006,853
Cash flows from investing activities:
Purchases of property and equipment	(439,772)	(514,322)
Proceeds from sale of property and equipment	3,400	2,047
Net cash used by investing activities	(436,372)	(512,275)
Cash flows from financing activities:
Proceeds from employee stock options	157,446	11,229
Proceeds from issuance of common stock	0	3,407,416
Payment on notes payable	(56,032)	(58,114)
Net cash provided by financing activities	101,414	3,360,531
Net increase in cash and cash equivalents	3,216,441	4,855,109

Cash and cash equivalents at beginning of year	5,050,312	195,203
Cash and cash equivalents at end of year	$8,266,753	$5,050,312
Supplemental cash flow information:
Cash paid for income taxes	$456	$456
Cash paid for interest	$7,954	$35,229
Supplemental disclosures of non-cash activity:
Net exercise of stock options	$38,333	1,230,445

See accompanying notes to financial statements.

CPS Technologies Corp.
Years Ended December 31, 2022 and December 25, 2021
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

(2)(b) Accounts Receivable

The Company reports its accounts receivable at the invoiced amount less an allowance for doubtful accounts. The Company’s management provides appropriate provisions for uncollectible accounts based upon factors surrounding the credit risk and activity of specific customers, historical trends, economic conditions and other information. Adjustments to the allowance are charged to operations in the period in which information becomes available that may affect the allowance.   The Company maintains an allowance for doubtful accounts of $10,000 as of December 31, 2022 and December 25, 2021.

(2)(b)(1) Accounts Receivable-Other

In 2022 the Company filed for the Employee Retention Tax Credit (ERTC) in the amount of $641,086.  This credit was still due from the IRS on 12/31/2022 and is showing as an Other Receivable.

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

(2)(e) Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. Recoverability is assessed based on estimated undiscounted future cash flows. As of December 31, 2022 and December 25, 2021, the Company believes that there has been no impairment of its long-lived assets.

(2)(f) Revenue Recognition

Revenue is recognized in accordance with the five-step method under Accounting Standards Codification (ASC) 606, “Revenue from Contracts with Customers.”

Identifying the Contract with the Customer

The Company identifies contracts with customers as agreements that create enforceable rights and obligations.  In the case of a few large customers the Company has executed long-term Master Sales Agreements (“MSA”).  These are umbrella agreements which typically define the terms and conditions under which a customer can order goods from CPS.  These in themselves do not constitute a contract as no products are committed to be transferred and the customer has no obligation to make payments. In the case of SBIRs an enforceable contract is signed by both the customer and CPS.

The Company contract is only enforceable once both parties have approved it and is usually in the form of a written purchase order from a customer combined with acknowledgement from the Company.

In cases without an MSA, the customer submits a blueprint for a product, the Company provides a quote and the customer responds with a purchase order.   In these cases the Company’s acceptance of the purchase order constitutes an enforceable contract.

Identifying the Performance Obligations in the Contract

For each contract, the Company considers the promise to transfer products, each of which are distinct, to be the identified performance obligations. For SBIRs the Company is obligated to provide certain services over the life of the agreement and the customer is obligated to pay for those services monthly, as they are performed.

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

Determining the Transaction Price

The Company determines the transaction price as the amount of consideration specified in the contract that it expects to receive in exchange for transferring promised goods or services to the customer. Amounts collected from customers for sales value added and other taxes are excluded from the transaction prices. Product sales are recorded net of trade discounts and sales returns.

If a contract includes a variable amount, such as a rebate, then the Company estimates the transaction price using either the expected value or the most likely amount of consideration to be received, depending upon the specific facts and circumstances. The Company includes estimated variable consideration in the transaction price only to the extent it is probable that a significant reversal of revenue will not occur when the uncertainty is resolved. The Company updates its estimate of variable consideration at the end of each reporting period to reflect changes in facts and circumstances. As of December 31, 2022 there are no contracts with variable consideration.

When credit is granted to customers, payment is typically due 30 to 90 days from billing and accordingly our contracts with customers do not include a significant financing component.

Allocating the Transaction Price to the Performance Obligations

In virtually all cases the transaction price is tied to a specific product or service in the contract obviating the need for any allocation.

Recognizing Revenue When (or as) the Performance Obligations are Satisfied

The Company recognizes revenue at the point in time when it transfers control of the promised goods or services to the customer, which typically occurs once the product has shipped or has been delivered to the customer or the service has been performed. Occasionally, for the purpose of ensuring a steady flow of product, the Company ships products on consignment. In these instances, delivery is deemed to have occurred when the customer pulls inventory out of the warehouse for use in their production, or upon a specified period of time as agreed upon by both parties.  As of December 31, 2022 there are no products on consignment.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2022 and December 25, 2021, the Company has no accruals for interest or penalties related to income tax matters. The Company does not have any uncertain tax positions at December 31, 2022 or December 25, 2021 which required accrual or disclosure.

(2)(h) Net Income Per Common Share

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

(2)(l) Fiscal Year-End

The Company’s fiscal year end is the last Saturday in December which could result in a 52 or 53 week year. Fiscal year 2022 consisted of 53 weeks and 2021 consisted of 52 weeks.

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

(3) Inventories

As of December 31, 2022 and December 25, 2021 inventories consisted of the following:

	2022	2021
Raw materials	$2,645,442	$2,080,778
Work in process	1,863,512	1,309,572
Finished goods	525,872	805,159
Gross Inventory	5,034,826	4,195,509
Reserve for obsolescence	(158,925)	(283,907)
Total	$4,875,901	$3,911,602

(4) Leases

The Company had one real estate lease in 2022 expiring in February 2026. CPS also has a few other leases for equipment which are minor in nature and are generally short-term in duration. None of these equipment leases have been capitalized as the Company elected an accounting policy for short-term leases, which allows lessees to avoid recognizing right-of-use assets and liabilities for leases with terms of 12 months or fewer.

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

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s capitalized operating leases as of December 31, 2022:

(Dollars in Thousands)	December 31, 2022
Maturity of capitalized lease liabilities	Lease payments
2023	162
2024	165
2025	165
2026	28
Total undiscounted operating lease payments	$520
Less: Imputed interest	(54)
Present value of operating lease liability	$466

Balance Sheet Classification
Current lease liability	$157
Long-term lease liability	309
Total operating lease liability	$466

Other Information
Weighted-average remaining lease term for capitalized operating leases (in months)	38
Weighted-average discount rate for capitalized operating leases	6.6%

Operating Lease Costs and Cash Flows

Operating lease cost and cash paid was $160 thousand for the twelve months ended December 31, 2022 and $152 thousand during the year ended December 25, 2021. These costs are related to its long-term operating lease. All other short-term leases were immaterial.

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

Under the 2020 Plan a total of 1,500,000 shares of common stock are available for issuance, of which 979,500 shares remain available for grant as of December 31, 2022.

A summary of stock option activity as of December 31, 2022 and changes during the year then ended is presented below:

		Weighted	Weighted
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at beginning of year	839,400	$2.20
Granted	248,000	$3.11
Exercised	(109,700)	$1.78
Forfeited	(15,400)	$2.88
Expired	(900)	$1.68
Outstanding at end of year	961,400	$2.47	6.14	$2,375,619

Options exercisable at year-end	498,300	$2.08	4.18	$1,064,670

109,700 options were exercised during fiscal 2022 and 248,000 options were granted during fiscal 2022.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents the annualized weighted average values of the significant assumptions used to estimate the fair values of the options granted during 2022 and 2021:

	2022			2021
Risk-free interest rate	1.55%	-	2.84%	.50%	-	1.34%
Expected life in years	6	-	7	6	-	7
Expected volatility		54%			54%
Expected dividend yield		0			0
Weighted average fair value of grants		$3.11			$1.72

All options are granted with an exercise price equal to the fair market value of the underlying common stock on the date of grant.

The Company recognized $250,359 and $174,124 as stock based compensation expense in 2022 and 2021, respectively.  As of December 31, 2022, there was $565,977 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan; that cost is expected to be recognized over a weighted average period of 2.31 years.

(6) Accrued Expenses

Accrued expenses at December 31, 2022 and December 25, 2021 consist of the following:

	2022	2021
Accrued legal and accounting	$35,398	$79,917
Accrued payroll and related costs	760,305	905,698
Accrued other	25,153	100,814

	$820,856	$1,086,429

(7) Revolving Line of Credit

In September 2019, the Company entered into a revolving line of credit (LOC) with Massachusetts Business Development Corporation (BDC) in the amount of $2.5 million.  The agreement includes a demand note allowing the Lender to call the loan at any time.  The Company may terminate the agreement without a termination fee after 3 years.  In May of 2020 this credit line was increased to $3.0 million. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of LIBOR plus 550 basis points.  The Company is subject to certain financial and non-financial covenants, all of which have been met and/or waived by BDC for 2022.  At December 31, 2022 the Company had $0 borrowings under this LOC and its borrowing base at the time would have permitted an additional $2.9 to have been borrowed.   Total Interest Expense for 2022 was $0 and was $24 thousand for 2021.

(8) Notes Payable

In March 2020, the Company acquired a Sonoscan ultrasound microscope for a price of $208 thousand.  The full amount was financed through a 5 year note payable with a third party equipment finance company.  The note is collateralized by the microscope and is being paid in monthly installments of $4 thousand, consisting of principal plus interest at a rate of 6.47%.

The aggregate maturities of the notes payable based on the payment terms of the agreement are as follows:

Remaining in:	Payments due by period
FY 2023	$48,934
FY 2024	$48,934
FY 2025	$8,155
Less Interest	$(7,339)
Total Principal Payments	$98,684

Total interest expense on notes payable during 2022 was $7,954 and during 2021 was $10,886.

(9) Income Taxes

Components of income tax expense (benefit) for each year are as follows:

	2022	2021
Current:
Federal	$1,270	$--
State	456	11,967

Current income tax provision (benefit):	1,726	11,967

Deferred:
Federal	577,866	(2,156,278)
State	176,676	(562,667)

Deferred income tax provision (benefit), net	754,542	(2,718,945)

Total	$756,268	$(2,706,978)

Deferred tax assets as of December 31, 2022 and December 25, 2021 are as follows:

	December 31, 2022	December 25, 2021
Deferred Tax Assets:
Net operating loss carryforwards	$132,632	$1,050,449
Stock compensation	209,092	157,845
Credit carryforwards	1,253,956	1,285,119
Inventory	80,628	77,563
Accrued liabilities	5,071	12,390
Depreciation	179,481	237,880
Capitalized R&D, net	205,878	-
Other	2,698	2,732
Net deferred tax assets	$2,069,436	$2,823,978

At December 31, 2022 and December 25, 2021 the Company had net operating loss carryforwards of approximately $543,404 and $3,768,032, respectively, available to offset future income for U.S. Federal income tax purposes. These net operating loss carryforwards occurred over several years and do not expire.

The Company has previously established a valuation reserve against deferred income tax assets.  In September 2021 this decision was reevaluated in light of the Company’s recent profitability and its forecasts for future profitability. The Company concluded that it is “more likely than not” that the Company will be able to fully utilize the deferred tax asset. This reversal of the valuation allowance was made net of the expected tax liability for 2021.

A summary of the change in the deferred tax asset is as follows:

	2022	2021

Gross deferred tax balance at beginning of year	$2,823,978	$2,966,693

Deferred tax benefit (provision)	(754,542)	(142,715)
Valuation allowance	0	0
Balance at end of year, net	$2,069,436	$2,823,978

Income tax expense is different from the amounts computed by applying the U.S. federal statutory income tax rate of 21 percent to pretax income as a result of the following:

	2022	2021

Tax at statutory rate	$578,214	$106,869
State tax, net of federal benefit	177,036	36,301

Net operating loss and credit carryforwards	--	--

Valuation allowance	--	(2,849,693)

Other	1,018	(455)

Total	$756,268	$(2,706,978)

The Company’s income tax filings are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations for the years 2019 through 2022.

(10) Retirement Savings Plan

The Company sponsors a Retirement Savings Plan (the ‘Plan’) under the provisions of Section 401 of the Internal Revenue Code. Employees, as defined in the Plan, are eligible to participate in the Plan after 30 days of employment. Under the terms of the Plan, the Company may match employee contributions under such method as described in the Plan and as determined each year by the Board of Directors. During 2022 the Company elected to match of ½% of each of the first 4% of employee contributions paid proportionally each pay period amounting to $94 thousand.  In 2021 the Company accrued a match of ½% of each of the first 2% of employee contributions amounting to $34 thousand, which was paid in 2022.

(11) Concentrations of Credit Risk, Significant Customers and Geographic Information

Financial instruments which subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade accounts receivable. The Company maintains such cash deposits in a high credit quality financial institution.

The Company extends credit to customers who consist principally of microelectronics systems companies in the United States, Europe and Asia. The Company generally does not require collateral or other security as a condition of sale rather relying on credit approval, balance limitation and monitoring procedures to control credit risk of trade accounts receivable. The Company also maintains a credit insurance policy covering most of its non-US customers to further mitigate credit risk. Management conducts on-going credit evaluations of its customers, and historically the Company has not experienced any significant credit-related losses with respect to its trade accounts receivable.

Revenues from significant customers as a percentage of total revenues in 2022 and 2021 were as follows:

	Percent of Total Revenues

Significant Customer	2022	2021
A	21%	10%
B	17%	23%
C	15%	11%

As of December 31, 2022, the Company had trade accounts receivable due from these three customers that accounted for 46% of total trade accounts receivable as of that date. One other customer balance constitutes 11% of accounts receivable at December 31, 2022, while no others make up 10% or more of the balance. To further mitigate the potential for credit losses the Company has acquired a credit insurance policy covering most of our sales to non-US accounts.  Management believes that any credit risks have been properly provided for in the accompanying financial statements.

The Company’s revenue was derived from the following countries in 2022 and 2021:

	Percent of Total Revenues

Country	2022	2021
United States of America	42%	40%
Germany	16%	14%
Other	42%	46%

Many of the Company’s customers based in the United States conduct design, purchasing and payable functions in the United States, but manufacture overseas.

All of the Company’s long-lived assets and operations are located in the United States.

(12) Net Income Per Share

The following reconciles the basic and diluted net income per share calculations.

	Dec. 31,	Dec. 25,
	2022	2021
Basic EPS Computation:
Numerator:
Net income	$2,131,400	$3,215,877
Denominator:
Weighted average
Common shares
Outstanding	14,424,381	14,061,320
Basic EPS	$0.15	$0.23
Diluted EPS Computation:
Numerator:
Net income	$2,131,400	$3,215,877
Denominator:
Weighted average
Common shares
Outstanding	14,424,381	14,061,320
Dilutive effect of stock options	251,265	529,405

Total shares	14,675,646	14,590,725

Diluted net income per share	$0.15	$0.22

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