Form 10-Q
period 2023-04-01
CPS TECHNOLOGIES CORP/DE/
filed 2023-05-09
CIK 814676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended April 1, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of April 25, 2023: 14,469,677.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORP.

Balance Sheets (Unaudited)

	April 1, 2023	December 31, 2022
ASSETS

Current assets:
Cash and cash equivalents	$7,369,863	$8,266,753
Accounts receivable-trade, net	4,714,138	3,777,975
Accounts receivable-other	700,703	685,668
Inventories, net	4,692,655	4,875,901
Prepaid expenses and other current assets	299,601	211,242
Total current assets	17,776,960	17,817,539
Property and equipment:
Production equipment	10,900,344	10,770,427
Furniture and office equipment	952,883	952,883
Leasehold improvements	985,649	985,649
Total cost	12,838,876	12,708,959
Accumulated depreciation and amortization	(11,571,509)	(11,446,901)
Construction in progress	111,612	64,910
Net property and equipment	1,378,979	1,326,968
Right-of-use lease asset (note 4, leases)	433,000	466,000
Deferred taxes, net	1,842,992	2,069,436
Total Assets	$21,431,931	21,679,943

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Note payable, current portion	44,424	43,711
Accounts payable	2,046,893	1,836,865
Accrued expenses	731,454	820,856
Deferred revenue	1,828,068	2,521,128
Lease liability, current portion	157,000	157,000

Total current liabilities	4,807,839	5,379,560

Note payable less current portion	43,439	54,847
Deferred Revenue – Long term	-	231,020
Long term lease liability	276,000	309,000

Total liabilities	5,127,278	5,974,427
Commitments & Contingencies
Stockholders’ equity:
Common stock, $0.01 par value, authorized 20,000,000 shares; issued 14,467,487 and 14, 460,486 shares; outstanding 14,457,186 and 14, 450,470 shares; at April 1, 2023 and December 31, 2022, respectively	144,675	144,605
Additional paid-in capital	39,867,507	39,726,851
Accumulated deficit	(23,665,891)	(24,125,092)
Less cost of 10,301 and 10,016 common shares repurchased at April 1, 2023 and December 31, 2022, respectively	(41,638)	(40,848)

Total stockholders’ equity	16,304,653	15,705,516

Total liabilities and stockholders’equity	$21,431,931	$21,679,943

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.

Statements of Operations (Unaudited)

	Fiscal Quarters Ended
	April 1, 2023	April 2, 2022

Revenues:
Product sales	$7,100,267	$6,652,714

Total revenues	7,100,267	6,652,714
Cost of product sales	4,855,564	4,689,224

Gross Margin	2,244,703	1,963,490
Selling, general, and administrative expense	1,550,522	1,416,393

Income from operations	694,181	547,097
Other income (expense), net	15,590	(1,913)

Income before taxes	709,771	545,184
Income tax provision	250,570	125,748

Net income	$459,201	$419,436

Net income per basic common share	$0.03	$0.03

Weighted average number of basic common shares outstanding	14,452,284	14,389,857

Net income per diluted common share	$0.03	$0.03

Weighted average number of diluted common shares outstanding	14,639,600	14,657,939

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 1, 2023 AND April 2, 2022

	Common Stock
	Number of shares issued	Par Value	Additional paid-in capital	Accumulated deficit	Stock repurchased	Total stockholders’ equity
Balance at December 31, 2022	14,460,486	$144,605	39,726,851	$(24,125,092)	$(40,848)	$15,705,516
Share-based compensation expense	—	—	130,441	—	—	130,441
Employee options exercises	7,001	70	10,215	—	(790)	9,495
Net income	—	—	—	459,201	—	459,201
Balance at April 1, 2023	14,467,487	144,675	39,867,507	(23,665,891)	(41,638)	16,304,653

Balance at December 25, 2021	14,350,786	$143,508	$39,281,810	(26,256,492)	(2,515)	13,166,311
Share-based compensation expense	—	—	124,471	—	—	124,471
Issuance of Common Stock	—	—	(9,614)	—	—	(9,614)
Employee options exercises	72,700	727	150,308	—	(3,108)	147,927
Net income	—	—	—	419,436	—	419,436
Balance at April 2, 2022	14,423,486	144,235	39,546,975	(25,837,056)	(5,623)	13,848,531

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.

Statements of Cash Flows (Unaudited)

	Fiscal Quarters Ended
	April 1, 2023	April 2, 2022

Cash flows from operating activities:
Net income	$459,201	$419,436
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	124,608	105,121
Share-based compensation	130,441	124,471
Changes in:
Accounts receivable - trade	(936,163)	(32,497)
Accounts receivable - other	(15,035)	--
Inventories	183,246	(793,924
Prepaid expenses and other current assets	(88,359)	(109,090)
Accounts payable	210,028	150,871
Accrued expenses	(89,402)	(368,947)
Deferred Taxes	226,444	125,292
Deferred revenue	(924,080)	--

Net cash used in operating activities	(719,071)	(379,267)

Cash flows from investing activities:
Purchases of property and equipment	(176,618)	(94,683)
Proceeds from sale of property and equipment	--	--

Net cash used in investing activities	(176,618)	(94,683)

Cash flows from financing activities:
Net borrowings on line of credit	--	--
Proceeds from exercise of employee stock options	9,495	138,313
Payments on note payable	(10,696)	(14,981)

Net cash provided by financing activities	(1,201)	123,332

Net decrease in cash and cash equivalents	(896,890)	(350,618)
Cash and cash equivalents at beginning of period	8,266,753	5,050,312

Cash and cash equivalents at end of period	$7,369,863	$4,699,694

Supplemental disclosures of cash flows information:
Cash paid for interest	$1,538	$2,269
Supplemental disclosures of non-cash activity:
Net exercise of stock options	$790	$3,108

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

The Company sells into several end markets including the wireless communications infrastructure market, high-performance microprocessor market, motor controller market, and other microelectronic and defense markets.

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

The Company’s balance sheet at December 31, 2022 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 and in CPS’s other SEC reports, which are accessible on the SEC’s website at www.sec.gov and the Company’s website at www.cpstechnologysolutions.com.

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

The following table presents the calculation of both basic and diluted EPS:

	Three Months Ended
	April 1, 2023	April 2, 2022

Basic EPS Computation:
Numerator:
Net income	$459,201	$419,436
Denominator:
Weighted average
Common shares
Outstanding	14,452,284	14,389,857
Basic EPS	$0.03	$0.03
Diluted EPS Computation:
Numerator:
Net income	$459,201	$419,436
Denominator:
Weighted average
Common shares
Outstanding	14,452,284	14,389,857
Dilutive effect of stock options	187,316	268,082
Total Shares	14,639,600	14,657,939
Diluted EPS	$0.03	$0.03

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

The real estate lease expiring in 2026 (the “Norton facility lease”) is included as a right-of-use lease asset and corresponding lease liability on the balance sheet. This asset and liability was recognized on April 1, 2023 based on the present value of lease payments over the lease term using the Company’s incremental borrowing rate at commencement date. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Operating Leases

The Norton facility lease comprises approximately 38 thousand square feet. The lease is triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities. The Company also has an option to renew the lease starting in March 2026 through February 2032. The Company is not reasonably certain these extensions will be exercised at this time, and therefore are not included in the lease asset or liability.  Annual rental payments range from $152 thousand to $165 thousand through maturity.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s capitalized operating leases as of April 1, 2023

(Dollars in Thousands)	April 1, 2023
Maturity of capitalized lease liabilities	Lease payments
Remaining 2023	121
2024	165
2025	165
2026	28
Total undiscounted operating lease payments	$479
Less: Imputed interest	(46)
Present value of operating lease liability	$433
Balance Sheet Classification
Current lease liability	$157
Long-term lease liability	276
Total operating lease liability	$433
Other Information
Weighted-average remaining lease term for capitalized operating leases (in months)	35
Weighted-average discount rate for capitalized operating leases	6.6%

Operating Lease Costs and Cash Flows

Operating lease cost and cash paid was $41 thousand during the first quarter of 2023. This cost is related to its long-term operating lease. All other short-term leases were immaterial.

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

During the quarters ended April 1, 2023 and April 2, 2022, a total of 0 and 170,000 stock options, respectively, were granted to employees under the Company’s 2020 Equity Incentive Plan (the “Plan”) and a total of 50,000 and 38,000 stock options, respectively, were granted to outside directors during the quarters ended April 1, 2023 and April 2, 2022.

During the quarter ended April 1, 2023, there were 7,001 options exercised and corresponding shares issued at a weighted average price of $1.47.  During the quarter ended April 2, 2022, there were 72,700 options exercised and corresponding shares issued at a weighted average price of $2.08.

During the quarter ended April 1, 2023, the Company repurchased 285 shares for employees to facilitate their exercise of stock options. During the quarter ended April 2, 2022, the Company repurchased 840 shares for employees to facilitate their exercise of stock options.

There were also 1,004,400 options outstanding at a weighted average price of $2.51 with a weighted average remaining term of 6.10 years as of April 1, 2023, and there were 971,600 options outstanding at a weighted average price of $2.37 with a weighted average remaining term of 6.67 years as of April 2, 2022. The Plan, as amended, is authorized to issue 1,500,000 shares of common stock. As of April 1, 2023, there were 865,800 shares available for future grants. 639,100 grants remain exercisable under the Company’s Equity Incentive Plans.

As of April 1, 2023, there was $523 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan; that cost is expected to be recognized over a weighted average period of 1.41 years.

During the quarters ended April 1, 2023 and April 2, 2022, the Company recognized approximately $130 thousand and $124 thousand, respectively, as shared-based compensation expense related to previously granted shares under the Plan.

(6)     Inventories

Inventories consist of the following:

	April 1, 2023	December 31, 2022

Raw materials	$2,732,661	$2,645,442
Work in process	1,726,410	1,863,512
Finished goods	483,009	525,872

Gross inventory	4,942,081	5,034,826
Reserve for obsolescence	(249,425)	(158,925)

Inventories, net	$4,692,655	$4,875,901

(7)    Accrued Expenses

Accrued expenses consist of the following:

	April 1, 2023	December 31, 2022

Accrued legal and accounting	$32,500	$35,398
Accrued payroll and related expenses	576,532	760,305
Accrued other	122,422	25,153

Total Accrued Expenses	$731,454	$820,856

(8)     Line of Credit

In September 2019, the Company entered into a revolving line of credit (LOC) with Massachusetts Business Development Corporation (BDC) in the amount of $2.5 million. The agreement includes a demand note allowing the Lender to call the loan at any time. The Company may terminate the agreement without a termination fee after 3 years. In May of 2020 this credit line was increased to $3.0 million. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of LIBOR plus 550 basis points. On April 1, 2023, the Company had $0 thousand of borrowings under this LOC and its borrowing base at the time would have permitted an additional $3.0 million to have been borrowed.

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

The aggregate maturities of the notes payable based on the payment terms of the agreement are as follows:

Remaining in:
FY 2023	33,016
FY 2024	$46,757
FY 2025	$8,090
Total	87,863

Total interest expense on notes payable during Q1 2023 was $1,538 compared to $2,269 in Q1 2022.

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

In September 2021 this decision was reevaluated in light of the Company’s recent profitability and its forecasts for future profitability. The Company concluded that it is “more likely than not” that the Company will be able to fully utilize the deferred tax asset. This reversal of the valuation allowance was made net of the expected tax liability for 2021. For the first quarter of 2023 a charge against the deferred tax asset of $226 for the estimated tax liability on Q1 income was made.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the financial statements of the Company and notes thereto included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and in CPS’s other SEC reports, which are accessible on the SEC’s website at www.sec.gov and the Company’s website at www.cpstechnologysolutions.com.

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

Critical Accounting Policies

The critical accounting policies utilized by the Company in preparation of the accompanying financial statements are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There have been no material changes to these policies since December 31, 2022.

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

Results of Operations for the First Fiscal Quarter of 2023 (Q1 2023) Compared to the First Fiscal Quarter of 2022 (Q1 2022); (all $ in 000’s)

Revenues totaled $7,100 in Q1 2023 compared with $6,653 generated in Q1 2022, an increase of 7%. Two factors in particular contributed to this growth. One of our largest customers, which was particularly hard hit by the Covid-19 pandemic, has continued to grow as that pandemic has subsided. Additionally, our shipments of armor for the US Navy also saw significant growth from 2022 to 2023.

Gross margin in Q1 2023 totaled $2,245 or 32% of sales. This compares with gross margin in Q1 2022 of $1,963 or 30% of sales. This moderate percentage increase was due to the company’s continuing efforts to improve manufacturing efficiencies as well as the impact of higher sales volumes on fixed costs.

Selling, general and administrative (SG&A) expenses totaled $1,551 in Q1 2023 compared with SG&A expenses of $1,416 in Q1 2022. There were two primary reasons for this increase. First there was a significant increase in travel expenses. In 2022 we were just beginning to come out of the Covid-19 pandemic. Many conferences continued to be virtual and many customers continued to prohibit outside visitors. In 2023 this has changed thus our business development team, in particular, have been doing significantly more travel than a year ago. Secondly, the company increased its 401k matching formula in 2023 resulting in increased payroll costs.

The Company experienced an operating profit of $694 in Q1 2023 compared with an operating profit of $547 in Q1 2022, an increase of 27%. This increase was a result of the increased gross margin, partially offset by the increase in SG&A expenses.

The Company has had extremely minimal sales to both Russia and Ukraine over the last several years, the loss of which would be immaterial to these financial statements. Neither does CPS rely on raw materials from that part of the world. As a result, we do not believe that the Russian invasion of Ukraine will have a direct impact on our results. Nevertheless, there could be an indirect impact regarding supply chain and inflationary issues as a result of this war.

Inflation has had an impact on our costs. Thus far, we have been able to pass along these increases to our customers, but there is no guarantee that we will be able to continue this in the future. In addition, there is often a lag between when the costs increase and when we can adjust customer prices. Some of our larger customers will have pricing agreements, typically for one year, and we must wait for those agreements to end before making any pricing adjustments. Wage increases are also part of the inflation impact. We have instituted a combination of wage increases as well as richer benefits, such as the increased 401k match mentioned above, in order to retain the folks making up our workforce.

These factors combine to create a higher degree of uncertainty regarding future financial performance.

Liquidity and Capital Resources (all $ in 000’s unless noted)

The Company’s cash and cash equivalents at April 1, 2023 totaled $7,370. This compares to cash and cash equivalents at December 31, 2022 of $8,267. The decrease in cash was due primarily to increases in accounts receivable and significant reductions in deferred revenue offset by net profit.

Accounts receivable at April 1, 2023 totaled $5,415 compared with $4,464 at December 31, 2022. Days Sales Outstanding (DSO) increased from 56 days at the end of 2022 to 60 days at the end of Q1 2023. The increase in DSO was due to the inclusion of deferred revenue of $0.6M in the year end accounts receivable balance, which was collected during Q1 2023. The accounts receivable balances at December 31, 2022, and April 1, 2023 were both net of an allowance for doubtful accounts of $10.

Inventories totaled $4,693 at April 1, 2023 compared with inventory totaling $4,876 at December 31, 2022. The inventory turnover in the most recent four quarters ending Q1 2023 was 4.1 times (based on a 5 point average) compared with 4.2 times averaged during the four quarters of 2021.

The Company financed its increase in non-cash working capital in Q1 2023 from its profit and usage of cash on hand. The Company expects it will continue to be able to fund its operations for the remainder of 2023 from operations and existing cash balances.

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

Contractual Obligations (all $ in 000’s unless otherwise noted)

In September 2019, the Company entered into revolving line of credit (LOC) with Massachusetts Business Development Corporation (BDC) in the amount of $2.5 million. This agreement was amended in May 2020 to increase the line to $3.0 million. The agreement includes a demand note allowing the Lender to call the loan at any time. The Company may terminate the agreement without a termination fee after 3 years. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of LIBOR plus 550 basis points. The Company was in compliance with all debt covenants as of April 1, 2023, had $0 borrowings under this LOC and its borrowing base at the time would have permitted $3.0 to have been borrowed.

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

(a)       The Company’s Acting President and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d - 14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, 1) the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports the Company files under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and 2) the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

(b)       Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

None.

ITEM 1A	RISK FACTORS

There have been no material changes to the risk factors as discussed in our 2022 Form 10-K.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

Not applicable.

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K:

(a)	Exhibits:

Exhibit 31.1 Certification Of Acting President and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

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

CPS TECHNOLOGIES CORPORATION

(Registrant)

Date: May 8, 2023

/s/ Charles K. Griffith Jr.

Charles K. Griffith Jr.

Acting President and Chief Financial Officer