Form 10-Q
period 2023-07-01
CPS TECHNOLOGIES CORP/DE/
filed 2023-08-04
CIK 814676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended July 1, 2023

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

☐Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

☐Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	CPSH	NASDAQ Capital Markets

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of July 25,2023: 14,516,544.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORP.

Balance Sheets (Unaudited)

	July 1,	December 31,
	2023	2022
ASSETS

Current assets:
Cash and cash equivalents	$8,681,225	$8,266,753
Accounts receivable-trade, net	5,074,559	3,777,975
Accounts receivable-other	74,639	685,668
Inventories, net	4,813,753	4,875,901
Prepaid expenses and other current assets	288,315	211,242

Total current assets	18,932,491	17,817,539

Property and equipment:
Production equipment	11,028,500	10,770,427
Furniture and office equipment	952,883	952,883
Leasehold improvements	985,649	985,649

Total cost	12,967,032	12,708,959

Accumulated depreciation and amortization	(11,699,870)	(11,446,901)
Construction in progress	240,415	64,910

Net property and equipment	1,507,578	1,326,968

Right-of-use lease asset	400,000	466,000
Deferred taxes, net	1,664,032	2,069,436

Total assets	$22,504,101	$21,679,943

See accompanying notes to financial statements.

(continued)

CPS TECHNOLOGIES CORP.

Balance Sheets (Unaudited)

(concluded)

	July 1,	December 31,
	2023	2022
LIABILITIES AND STOCKHOLDERS` EQUITY

Current liabilities:
Note payable, current portion	$56,681	$43,711
Accounts payable	2,359,532	1,836,865
Accrued expenses	861,514	820,856
Deferred revenue	1,828,068	2,521,128
Lease liability, current portion	158,000	157,000

Total current liabilities	5,263,795	5,379,560

Note payable less current portion	20,437	54,847
Deferred revenue – long term	31,277	231,020
Long term lease liability	242,000	309,000

Total liabilities	5,557,509	5,974,427

Commitments and contingencies (note 4)

Stockholders` equity:
Common stock, $0.01 par value, authorized 20,000,000 shares; issued 14,546,487 and 14,460,486 shares; outstanding 14,511,544 and 14,450,470 shares; at July 1, 2023 and December 31, 2022, respectively	145,465	144,605
Additional paid-in capital	39,978,453	39,726,851
Accumulated deficit	(23,065,388)	(24,125,092)
Less cost of 34,943 and 10,016 common shares repurchased at July 1, 2023 and December 31, 2022, respectively	(111,938)	(40,848)

Total stockholders` equity	16,946,592	15,705,516

Total liabilities and stockholders` equity	$22,504,101	$21,679,943

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.

Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Revenues:
Product sales	$7,418,138	$7,070,743	$14,518,405	$13,723,457

Total revenues	7,418,138	7,070,743	14,518,405	13,723,457

Cost of product sales	5,221,880	5,242,106	10,077,444	9,931,330

Gross Margin	2,196,259	1,828,637	4,440,961	3,792,127

Selling, general, and administrative expense	1,465,349	1,159,157	3,015,871	2,575,550

Income from operations	730,910	669,480	1,425,090	1,216,577

Interest income (expense), net	79,652	1,594	95,242	(319)

Net income before income tax	810,562	671,074	1,520,332	1,216,258
Income tax provision	210,058	215,966	460,628	341,714

Net income	$600,503	$455,108	$1,059,704	$874,544

Net income per basic common share	$0.04	$0.03	$0.07	$0.06

Weighted average number of basic common shares outstanding	14,493,970	14,431,825	14,473,128	14,410,064

Net income per diluted common share	$0.04	$0.03	$0.07	$0.06

Weighted average number of diluted common shares outstanding	14,621,929	14,708,646	14,630,765	14,682,516

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JULY 1, 2023 AND JULY 2, 2022

	Common Stock		Additional		Total
	Number of		paid-in	Accumulated	Stock	stockholders'
	shares issued	Par Value	capital	deficit	repurchased	equity
Balance at April 1, 2023	14,467,487	$144,675	$39,867,507	(23,665,891)	(41,638)	16,304,653
Share-based compensation expense	--	--	17,316	--	--	17,316
Issuance of common stock	--	--	--	--	--	--
Employee option exercises	79,000	790	93,630	--	(70,300)	24,120
Net income	--	--	--	600,503	--	600,503
Balance at July 1, 2023	14,546,487	145,465	39,978,453	(23,065,388)	(111,938)	16,946,592

	Common Stock		Additional			Total
	Number of		paid-in	Accumulated	Stock	stockholders'
	shares issued	Par Value	capital	deficit	repurchased	equity
Balance at December 31, 2022	14,460,486	$144,605	$39,726,851	(24,125,092)	(40,848)	15,705,516
Share-based compensation expense	--	--	147,757	--	--	147,757
Issuance of common stock	--	--	--	--	--	--
Employee options Exercised	86,001	860	103,845	--	(71,090)	33,615
Net income	--	--	--	1,059,704	--	1,059,704
Balance at July 1, 2023	14,546,487	145,465	39,978,453	(23,065,388)	(111,938)	16,946,592

	Common Stock		Additional			Total
	Number of		paid-in	Accumulated	Stock	stockholders'
	shares issued	Par Value	capital	deficit	repurchased	equity
Balance at April 2, 2022	14,423,486	$144,235	$39,546,975	(25,837,056)	(5,623)	13,848,531
Share-based compensation expense	--	--	39,384	--	--	39,384
Issuance of common stock	--	--	(8,144)	--	--	(8,144)
Employee option exercises	15,300	153	21,870	--	(15,226)	6,797
Net income	--	--	--	455,108	--	455,108
Balance at July 2, 2022	14,438,786	144,388	39,600,085	(25,381,948)	(20,849)	14,341,676

	Common Stock		Additional			Total
	Number of		paid-in	Accumulated	Stock	stockholders'
	shares issued	Par Value	capital	deficit	repurchased	equity
Balance at December 25, 2021	14,350,786	$143,508	$39,281,810	(26,256,492)	(2,515)	13,166,311
Share-based compensation expense	--	--	163,855	--	--	163,855
Issuance of common stock	--	--	(17,758)	--	--	(17,758)
Employee options Exercised	88,000	880	172,178	--	(18,334)	154,724
Net income	--	--	--	874,544	--	874,544
Balance at July 2, 2022	14,438,786	144,388	39,600,085	(25,381,948)	(20,849)	14,341,676

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.

Statements of Cash Flows (Unaudited)

	Six Months Ended
	July 1,	July 2,
	2023	2022

Cash flows from operating activities:
Net income	$1,059,704	$874,544
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	252,969	211,641
Share-based compensation	147,757	163,855

Changes in:
Accounts receivable-trade	(1,296,584)	333,048
Accounts receivable-other	611,028	--
Inventories	62,148	(754,117)
Prepaid expenses and other current assets	(77,073)	(87,628)
Accounts payable	522,667	(478,973)
Accrued expenses	40,658	(438,249)
Deferred taxes	405,404	341,258
Deferred revenue	(892,803)	45,405

Net cash provided by operating activities	835,875	210,784

Cash flows from investing activities:
Purchases of property and equipment	(433,579)	(291,631)

Net cash used in investing activities	(433,579)	(291,631)

Cash flows from financing activities:
Proceeds from exercise of employee stock options, net of repurchases	33,615	154,724
Proceeds from issuance of common stock, net of expenses	--	(17,758)
Payments on note payable	(21,439)	(30,149)

Net cash provided by financing activities	12,176	106,817

Net increase in cash and cash equivalents	414,472	25,970

Cash and cash equivalents at beginning of period	8,266,753	5,050,312

Cash and cash equivalents at end of period	$8,681,225	$5,076,282

Supplemental disclosures of cash flows information:
Cash paid for interest	2,902	4,353
Cash paid for taxes	79,456	79,456

Supplemental disclosures of non-cash activity:
Net exercise of stock options	71,090	18,334

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

The following table presents the calculation of both basic and diluted EPS:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Basic EPS Computation:
Numerator:
Net income (loss)	$600,503	$455,108	$1,059,704	$874,544

Denominator:
Weighted average
Common shares
Outstanding	14,493,970	14,431,825	14,473,128	14,410,064

Basic EPS	$0.04	$0.03	$0.07	$0.06

Diluted EPS Computation:
Numerator:
Net income (loss)	$600,503	$455,108	$1,059,704	$874,544

Denominator:
Weighted average
Common shares
Outstanding	14,493,970	14,431,825	14,473,128	14,410,064
Dilutive effect of stock options	127,959	276,821	157,637	272,452

Total Shares	14,621,929	14,708,646	14,630,765	14,682,516

Diluted EPS	$0.04	$0.03	$0.07	$0.06

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

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s capitalized operating lease as of July 1, 2023

(Dollars in Thousands)	July 1, 2023
Maturity of capitalized lease liabilities	Lease payments

2023	81
2024	165
2025	165
2026	28
Total undiscounted operating lease payments	$439
Less: Imputed interest	(39)
Present value of operating lease liability	$400

Balance Sheet Classification
Current lease liability	$158
Long-term lease liability	242
Total operating lease liability	$400

Other Information
Remaining lease term for capitalized operating lease (months)	32
Discount rate for capitalized operating leases	6.6%

Operating Lease Costs and Cash Flows

Operating lease cost and cash paid was $41 thousand during the second quarter of 2023 and $81 thousand for the six months ended July 1, 2023. These costs are related to its long-term operating lease. All other short-term leases were immaterial.

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

During the quarter ended July 1, 2023, a total of 60,000 stock options were granted to employees under the Company’s 2020 Equity Incentive Plan Stock Incentive Plan (the “Plan”) and no stock options were granted to outside directors during the quarter ended July 1, 2023, issued at a weighted average price of $2.66 per share. During the quarter ended July 2, 2022, a total of 15,000 stock options were granted to employees under the Company’s 2020 Equity Incentive Plan Stock Incentive Plan (the “Plan”) and no stock options were granted to outside directors during the quarter ended July 2, 2022, issued at a weighted average price of $4.41 per share.

During the three and six months ended July 1, 2023, there were 79,000 and 86,000 options exercised and corresponding shares issued at a weighted average price of $1.20 and $1.22, respectively. During the three and six months ended July 2, 2022, there were 15,300 and 88,000 options exercised and corresponding shares issued at a weighted average price of $1.44 and $1.97, respectively.

During the three and six months ended July 1, 2023, the Company repurchased 24,642 and 24,927 shares, respectively, for employees to facilitate their exercise of stock options. During the three and six months ended July 2, 2022, the Company repurchased 3,143 and 3,983 shares, respectively, for employees to facilitate their exercise of stock options.

There were also 754,800 shares outstanding at a weighted average price of $2.61 with a weighted average remaining term of 5.67 years as of July 1, 2023, and there were 551,000 shares exercisable at a weighted average price of $2.45 with a weighted average remaining term of 4.75 years as of July 1, 2023. The Plan, as amended, is authorized to issue 1,500,000 shares of common stock. As of July 1, 2023, there were 1,036,400 shares available for future grants.

As of July 1, 2023, there was $294 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan; that cost is expected to be recognized over a weighted average period of 1.92 years.

During the three and six months ended July 1, 2023, the Company recognized $17,316 and $147,757, respectively, as shared-based compensation expense related to previously granted shares under the Plan.

During the three and six months ended July 2, 2022, the Company recognized $39,384 and $163,855, respectively, as shared-based compensation expense related to previously granted shares under the Plan.

(6)          Inventories

Inventories consist of the following:

	July 1,	December 31,
	2023	2022

Raw materials	$2,886,278	$2,645,442
Work in process	1,603,511	1,863,512
Finished goods	516,889	525,872

Total inventory	5,006,678	5,034,826

Reserve for obsolescence	(192,925)	(158,925)

Inventories, net	$4,813,753	$4,875,901

(7)          Accrued Expenses

Accrued expenses consist of the following:

	July 1,	December 31,
	2023	2022

Accrued legal and accounting	$51,489	$35,398
Accrued payroll and related expenses	685,785	760,305
Accrued other	124,240	25,153

	$861,514	$820,856

(8)        Line of Credit

In May 2023, the Company terminated its $3.0 million revolving line of credit (LOC) with Massachusetts Business Development Corporation (BDC). A new LOC in the amount of $3.0 million was entered into with Rockland Trust Company. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of the National Prime Rate as published by the Wall Street Journal. On July 1, 2023, the Company had $0 of borrowings under this LOC and its borrowing base at the time would have permitted an additional $3.0 million to have been borrowed.

(9)        Note Payable

In March 2020, the Company acquired inspection equipment for a price of $208 thousand. The full amount was financed through a 5 year note payable with a third-party equipment finance company.   The note is collateralized by the equipment and is being paid in monthly installments of $4 thousand, consisting of principal plus interest at a rate of 6.47%.

The aggregate maturities of the notes payable based on the payment terms of the agreement are as follows:

Remaining in:	Payments due by period
FY 2023	$22,272
FY 2024	$46,757
FY 2025	$8,090
Total	77,119

Total interest expense on notes payable during 2023 was $2,902.

(10)         Income Taxes

For the three and six months ended July 1, 2023 there were charges against the deferred tax asset of $179 and $405, respectively.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations for the Second Fiscal Quarter of 2023 (Q2 2023) Compared to the Second Fiscal Quarter of 2022 (Q2 2022); (all $ in 000’s)

Revenues totaled $7,418 in Q2 2023 compared with $7,100 generated in Q1 2022, an increase of 4%. This increase was mainly due to increased shipments of armor for the US Navy in 2023 as compared to 2022.

Gross margin in Q2 2023 totaled $2,196 or 30% of sales. This compares with gross margin in Q2 2022 of $1,829 or 26% of sales. This percentage increase was due to the company’s continuing efforts to improve manufacturing efficiencies as well as the impact of higher sales volumes on fixed costs.

Selling, general and administrative (SG&A) expenses totaled $1,465 in Q2 2023 compared with SG&A expenses of $1,159 in Q2 2022. There were three major reasons for this increase. First there was a significant increase in travel expenses. In 2022 we were just beginning to come out of the Covid-19 pandemic. Many conferences continued to be virtual and many customers continued to prohibit outside visitors. In 2023 this has changed, thus our business development team, in particular, have been doing significantly more travel than a year ago. Secondly, the company increased its 401k matching formula in 2023 resulting in increased payroll costs. Lastly, the Company accrued severance to a long time employee whose service with the Company was terminated

The Company experienced an operating profit of $731 in Q2 2023 compared with an operating profit of $669 in Q2 2022, an increase of 9%. This increase was a result of the increased gross margin, partially offset by the increase in SG&A expenses.

Results of Operations for the First Six Months of 2023 Compared to the First Six Months of 2022 (all $ in 000s)

Total revenue was $14,518 in the first half of 2023, a 6% increase compared with total revenue of $13,723 in the first half of 2022. This increase was mainly due to increased shipments of armor for the US Navy in 2023 as compared to 2022.

Gross margin in the first six months of 2023 totaled $4,441 or 31% of sales. In the first six months of 2022 gross margin totaled $3,792 or 28% of sales. This increase was due to the increase in revenue and the increased coverage of our fixed costs.

Selling, general and administrative (SG&A) expenses were $3,016 during the first six months of 2023, up 17% compared with SG&A expenses of $2,576 in the first six months of 2022. Increased variable compensation accruals due to higher 2023 profitability as well as the travel costs, payroll costs and severance, mentioned above, were the primary reasons for this increase.

During the first half of 2023, the Company had net interest income of $95. This compares with interest expense of $0 incurred during the first half of 2022. The increase in interest income is due to our strong cash position and higher interest rates.

In the first six months of 2023 the Company had operating income of $1,425 compared with $1,217 in the same period last year. The net income for the first six months of 2023 totaled $1,060 versus $875 in the first six months of 2022.

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

Liquidity and Capital Resources (all $ in 000’s unless noted)

The Company’s cash and cash equivalents at July 1, 2023 totaled $8,681. This compares to cash and cash equivalents at December 31, 2022 of $8,267. The increase in cash was due primarily to the Company’s profitability, partially offset by increase in working capital required for this growth.

Accounts receivable at July 1, 2023 totaled $5,148 compared with $4,464 at December 31, 2022. Days Sales Outstanding (DSO) increased from 56 days at the end of 2022 to 62 days at the end of Q2 2023. The increase in DSO was due to the inclusion of deferred revenue of $0.6M in the year end accounts receivable balance, which was collected during Q1 2023. The accounts receivable balances at December 31, 2022, and July 1, 2023 were both net of an allowance for doubtful accounts of $10.

Inventories totaled $4,814 at July 1, 2023 compared with inventory totaling $4,876 at December 31, 2022. The inventory turnover in the most recent four quarters ending Q2 2023 was 4.1 times (based on a 5 point average) compared with 4.2 times averaged during the four quarters of 2022.

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

Contractual Obligations (all $ in 000’s unless otherwise noted)

In May 2023, the Company terminated its $3.0 million revolving line of credit (LOC) with Massachusetts Business Development Corporation (BDC). A new LOC in the amount of $3.0 million was entered into with Rockland Trust Company. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of the National Prime Rate as published by the Wall Street Journal. On July 1, 2023, the Company had $0 of borrowings under this LOC and its borrowing base at the time would have permitted an additional $3.0 million to have been borrowed.

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

Date: August 4, 2023

/s/ Charles K. Griffith Jr.

Charles K. Griffith Jr.

Acting President and Chief Financial Officer