Form 10-Q
period 2023-09-30
CPS TECHNOLOGIES CORP/DE/
filed 2023-11-03
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 30, 2023
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of October 20, 2023: 14,519,215.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORP.
Balance Sheets (Unaudited)
(continued on next page)

	September 30,	December 31,
	2023	2022
ASSETS

Current assets:
Cash and cash equivalents	$8,778,856	$8,266,753
Accounts receivable-trade, net	5,006,451	3,777,975
Accounts receivable-other	17,043	685,668
Inventories, net	4,827,957	4,875,901
Prepaid expenses and other current assets	337,476	211,242
Total current assets	18,967,783	17,817,539
Property and equipment:
Production equipment	11,195,993	10,770,427
Furniture and office equipment	952,883	952,883
Leasehold improvements	985,649	985,649
Total cost	13,134,525	12,708,959

Accumulated depreciation and amortization	(11,810,209)	(11,446,901)
Construction in progress	206,693	64,910
Net property and equipment	1,531,009	1,326,968
Right-of-use lease asset	367,000	466,000
Deferred taxes, net	1,645,467	2,069,436
Total assets	$22,511,259	$21,679,943

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
Balance Sheets (Unaudited)
(concluded)

	September 30,	December 31,
	2023	2022
LIABILITIES AND STOCKHOLDERS` EQUITY

Current liabilities:
Note payable, current portion	57,457	43,711
Accounts payable	2,151,127	1,836,865
Accrued expenses	1,067,293	820,856
Deferred revenue	1,675,086	2,521,128
Lease liability, current portion	159,000	157,000
Total current liabilities	5,109,963	5,379,560
Note payable less current portion	8,655	54,847
Deferred revenue-long term	31,277	231,020
Lease liability less current portion	208,000	309,000
Total liabilities	5,357,895	5,974,427

Commitments (note 4)

Stockholders` equity:
Common stock, $0.01 par value, authorized 20,000,000 shares; issued 14,601,487 and 14,460,486, respectively; outstanding 14,519,215 and 14,450,470, respectively; at September 30, 2023 and December 31, 2022	146,015	144,605
Additional paid-in capital	40,151,794	39,726,851
Accumulated deficit	(22,894,307)	(24,125,092)
Less cost of 82,272 and 10,016 common shares repurchased, respectively; at September 30, 2023 and December 31, 2022	(250,138)	(40,848)
Total stockholders` equity	17,153,364	15,705,516
Total liabilities and stockholders` equity	$22,511,259	$21,679,943

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
Statements of Operations (Unaudited)

	Fiscal Quarters Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Revenues:
Product sales	$6,285,041	$6,748,117	$20,803,447	$20,471,574
Total Revenues	6,285,041	6,748,117	20,803,447	20,471,574

Cost of product sales	5,049,177	4,864,876	15,126,621	14,796,206
Gross Profit	1,235,864	1,883,241	5,676,826	5,675,368

Selling, general and administrative expense	1,105,227	1,174,581	4,121,099	3,750,131
Operating income	130,637	708,660	1,555,727	1,925,237

Interest income (expense), net	78,181	(1,892)	176,325	(6,245)
Other income (expense), net	(1,228)	645,594	(4,130)	649,628
Net income before income tax expense	207,590	1,352,362	1,727,922	2,568,620
Income tax provision	36,509	364,497	497,137	706,211
Net income	$171,081	$987,865	$1,230,785	$1,862,409
Net income per basic common share	$0.01	$0.07	$0.08	$0.13
Weighted average number of basic common shares outstanding	14,517,364	14,434,468	14,487,873	14,417,995
Net income per diluted common share	$0.01	$0.07	$0.08	$0.13
Weighted average number of diluted common shares outstanding	14,636,241	14,686,476	14,632,591	14,683,632

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND OCTOBER 1, 2022

	Common Stock
	Number of		Additional			Total
	shares		paid-in	Accumulated	Stock	stockholders'
	issued	Par Value	capital	deficit	repurchased	equity
Balance at July 1, 2023	14,546,487	145,465	39,978,453	(23,065,388)	(111,938)	16,946,592
Share-based compensation expense	-	-	27,941	-	-	27,941
Employee option exercises	55,000	550	145,400	-	(138,200)	7,750
Net income	-	-	-	171,081	-	171,081
Balance at September 30, 2023	14,601,487	146,015	40,151,794	(22,894,307)	(250,138)	17,153,364

	Common Stock
	Number of		Additional			Total
	shares		paid-in	Accumulated	Stock	stockholders'
	issued	Par Value	capital	deficit	repurchased	equity
Balance at December 31, 2022	14,460,486	$144,605	$39,726,851	(24,125,092)	(40,848)	15,705,516
Share-based compensation expense	-	-	175,698	-	-	175,698
Employee options exercised	141,001	1,410	249,245	-	(209,290)	41,365
Net income	-	-	-	1,230,785	-	1,230,785
Balance at September 30, 2023	14,601,487	146,015	40,151,794	(22,894,307)	(250,138)	17,153,364

	Common Stock
	Number of		Additional			Total
	shares		paid-in	Accumulated	Stock	stockholders'
	issued	Par Value	capital	deficit	repurchased	equity
Balance at July 2, 2022	14,438,786	$144,388	$39,600,085	(25,381,948)	(20,849)	14,341,676
Share-based compensation expense	-	-	43,422	-	-	43,422
Issuance of common stock (net of costs)	-	-	(23,135)	-	-	(23,135
Employee option exercises	-	-	-		-	-
Net income				987,865	-	987,865
Balance at October 1, 2022	14,438,786	144,388	39,620,372	(24,394,083)	(20,849)	15,349,828

	Common Stock
	Number of		Additional			Total
	shares		paid-in	Accumulated	Stock	stockholders'
	issued	Par Value	capital	deficit	repurchased	equity
Balance at December 25, 2021	14,350,786	$143,508	$39,281,810	(26,256,492)	(2,515)	13,166,311
Share-based compensation expense	-	-	207,277	-	-	207,277
Issuance of common stock (net of costs)	-	-	(40,893)	-	-	(40,893)
Employee options exercised	88,000	880	172,178		(18,334)	154,724
Treasury shares retired	-	-	-	-	-	-
Net income				1,862,409	-	1,862,409
Balance at October 1, 2022	14,438,786	144,388	39,620,372	(24,394,083)	(20,849)	15,349,828

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
Statements of Cash Flows (Unaudited)

	Nine Month Periods Ended
	September 30,	October 1,
	2023	2022

Cash flows from operating activities:
Net income	$1,230,785	$1,862,409
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	363,308	316,469
Share-based compensation	175,698	207,277
Deferred taxes	423,969	705,755

Changes in:
Accounts receivable-trade	(1,228,476)	(965,717)
Accounts receivable-other	668,625	-
Inventories	47,944	(956,948)
Prepaid expenses	(126,234)	(20,807)
Accounts payable	314,262	(55,394
Deferred revenue	(1,045,785)	-
Accrued expenses	246,437	(220,891)
Net cash provided by operating activities	1,070,533	872,153
Cash flows from investing activities:
Purchases of property and equipment	(567,349)	(392,286)
Net cash provided by (used in) investing activities	(567,349)	(392,286)

Cash flows from financing activities:
Proceeds from employee stock options	41,365	154,724
Stock issuance costs in excess of proceeds	-	(40,893)
Payments on note payable	(32,446)	(45,507)
Net cash provided by financing activities	8,918	68,324
Net increase in cash and cash equivalents	512,103	548,191
Cash and cash equivalents at beginning of period	8,266,753	5,050,312
Cash and cash equivalents at end of period	$8,778,856	$5,598,503
Supplemental disclosures of cash flows information:
Cash paid for income taxes	$109,456	$456
Cash paid for interest	4,130	6,243

Supplemental disclosures of non-cash activity:

Share repurchases as a reduction of stock option exercise proceeds	209,290	18,334

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

The following table presents the calculation of both basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Basic EPS Computation:
Numerator:
Net income	$171,081	$987,865	$1,230,785	$1,862,409

Denominator:
Weighted average Common shares Outstanding	14,517,364	14,434,468	14,487,873	14,417,995

Basic EPS	$0.01	$0.07	$0.08	$0.13

Diluted EPS Computation:
Numerator:
Net income	$171,081	$987,865	$1,230,785	$1,862,409

Denominator:
Weighted average Common shares Outstanding	14,517,364	14,434,468	14,487,873	14,417,995
Dilutive effect of stock options	118,877	252,008	144,718	265,637

Total Shares	14,636,241	14,686,476	14,632,591	14,683,632

Diluted EPS	$0.01	$0.07	$0.08	$0.13

(4)   Commitments & Contingencies

Commitments

Operating Leases

The Company has one real estate lease expiring in February 2026. CPS also has a few operating leases for equipment which are minor in nature and are generally short-term in duration. None of these equipment leases has been capitalized as the Company elected an accounting policy for short-term leases, which allows lessees to avoid recognizing right-of-use assets and liabilities for leases with terms of 12 months or fewer.

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

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s facility lease as of September 30, 2023.

(Dollars in Thousands)
Maturity of capitalized lease liabilities	Lease payments

2023	41
2024	165
2025	165
2026	27
Total undiscounted operating lease payments	$398
Less: Imputed interest	(31)
Present value of operating lease liability	$367

Balance Sheet Classification
Current lease liability	$159
Long-term lease liability	208
Total operating lease liability	$367

Other Information
Remaining lease term for capitalized operating leases (in months)	29
Discount rate	6.6%

Operating Lease Costs and Cash Flows

Operating lease cost and cash paid was $41 thousand during the third quarter of 2023 and $122 thousand for the nine months ended September 30, 2023. These costs are related to its long-term operating lease. All other short-term leases were immaterial.

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

During the quarter ended September 30, 2023 there were 229,500 stock options granted under the Plan. There were 25,000 stock options granted under the Plan during the quarter ended October 1 2022.

During the quarter ended September 30, 2023, 55,000 options were exercised at a weighted average cost of $2.65 per share. During the quarter ended September 30, 2023, 27,400 options were forfeited and none expired. During the quarter ended October 1, 2022, no options were exercised, 10,000 options were forfeited and none expired.

During the quarter ended September 30, 2023, the Company repurchased 138,200 shares for employees to facilitate their exercise of stock options. During the quarter ended October 1, 2022, the Company did not repurchase any shares for employees to facilitate their exercise of stock options.

There were also 901,900 shares outstanding at a weighted average price of $2.67 with a weighted average remaining term of 6.7 years as of September 30, 2023, and there were 497,000 shares exercisable at a weighted average price of $2.43 with a weighted average remaining term of 4.8 years as of September 30, 2023. The Plan, as amended, is authorized to issue 1,500,000 shares of common stock. As of September 30, 2023, there were 834,300 shares available for future grants.

During the three and nine months ended September 30, 2023, the Company recognized approximately $28 thousand and $176 thousand, respectively, as share-based compensation expense related to share and option grants. These amounts are included as a component of selling, general and administrative expenses in the statement of operations.

During the three and nine months ended October 1, 2022, the Company recognized approximately $43 thousand and $207 thousand, respectively, as share-based compensation expense related to share and option grants. These amounts are included as a component of selling, general and administrative expenses in the statement of operations.

(6)   Inventories

Inventories consist of the following:

	September 30,	December 31,
	2023	2022
Raw materials	$2,781,188	$2,645,442
Work in process	1,512,835	1,863,512
Finished goods	729,359	525,872
Total inventory	5,023,382	5,034,826

Reserve for obsolescence	(195,425)	(158,925)
Inventories, net	$4,827,957	$4,875,901

(7)   Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2023	2022

Accrued legal and accounting	$69,189	$35,398
Accrued payroll	795,952	760,305
Accrued other	202,152	25,153
	$1,067,293	$820,856

(8)   Line of Credit

In May 2023, the Company terminated its $3.0 million revolving line of credit (LOC) with Massachusetts Business Development Corporation (BDC). A new LOC in the amount of $3.0 million was entered into with Rockland Trust Company. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of the National Prime Rate as published by the Wall Street Journal. On September 30, 2023, the Company had $0 of borrowings under this LOC and its borrowing base at the time would have permitted an additional $3.0 million to have been borrowed.  The LOC remains in effect until terminated per mutual agreement by both parties.

(9)   Note Payable

In March 2020, the Company acquired inspection equipment for a price of $208 thousand. The full amount was financed through a 5 year note payable with a third party equipment finance company. The note is collateralized by the equipment and is being paid in monthly installments of $4 thousand, consisting of principal plus interest at a fixed rate of 6.47%.

The aggregate maturities of the notes payable based on the payment terms of the agreement are as follows:

Year	Payments due by period
2023 (remaining)	$11,265
2024	$46,757
2025	$8,090
Total	66,112

Total interest expense on notes payable during 2023 was $4,130.

(10)   Income Taxes

The Company’s current income tax expense and deferred income tax expense are $73 and $424, respectively, for the nine months ended September 30, 2023. The Company’s current income tax expense and deferred income tax expense are $18 and $19, respectively, for the three months ended September 30, 2023.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. There are a number of factors that could cause the Company’s actual results to differ materially from those forecasted or projected in such forward-looking statements. This includes the Russian invasion of Ukraine, the war in Israel/Gaza and other geopolitical events. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or changed circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

The critical accounting estimates utilized by the Company in preparation of the accompanying financial statements are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There have been no material changes to these policies since December 31, 2022.

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

Results of Operations for the Third Fiscal Quarter of 2023 (Q3 2023) Compared to the Third Fiscal Quarter of 2022 (Q3 2022); (all $ in 000s)

Total revenue was $6,285 in Q3 2023, a 7% decrease compared with total revenue of $6,748 in Q3 2022. This decrease was due primarily to customers moving expected Q3 shipments into Q4. The bulk of the deferrals of these shipments was in armor which did not affect production as we built up our finished goods armor inventory for the Q4 shipments.

Gross profit in Q3 2023 totaled $1,236 or 20% of sales. In Q3 2022, gross profit was $1,883 or 28% of sales. This decrease in profit directly correlates to the decreased revenue and the impact increased revenue has on fixed manufacturing costs. In addition, we are replacing a piece of testing equipment and in the interim are outsourcing the testing, resulting in higher costs.

Selling, general and administrative expenses (SG&A) were $1,105 in Q3 2023, down 6% when compared with SG&A expenses of $1,175 in Q3 2022. This decrease was primarily due to decreased variable compensation in Q3 as a result of the Company’s decreased revenue.

In Q3 2023, the Company incurred interest expense of $1 due to equipment financing. This compares with interest expense of $2 in Q3 of 2022.

The Company generated operating income of $131 compared with operating income of $709 in the same quarter last year. This decrease in operating income is due to the reduction in gross profit, discussed above. The net income for Q3 2023 totaled $171 versus net income of $988 in Q3 2022. This differential in net income is due to the decrease in operating income, discussed above, as well as the Employee Retention Tax Credit ("ERTC") in 2022 which was claimed and recognized in 2022.

Results of Operations for the First Nine Months of 2023 Compared to the First Nine Months of 2022 (all $ in 000s)

Total revenue was $20,803 in the first nine months of 2023, a 2% increase compared with total revenue of $20,472 in the first nine months of 2022. A reduction in shipments of hermetic packages was more than offset by an increase in MMC shipments.

Gross margin in the first nine months of 2023 totaled $5,677 or 27% of sales. In the first nine months of 2022 gross margin totaled $5,675 or 28% of sales.

Selling, general and administrative (SG&A) expenses were $4,121 during the first nine months of 2023, up 10% compared with SG&A expenses of $3,750 in the first nine months of 2022. There were three major reasons for this increase. First there was a significant increase in travel expenses. In 2022 we were just beginning to come out of the Covid-19 pandemic. Many conferences continued to be virtual and many customers continued to prohibit outside visitors. In 2023 this has changed, thus our business development team, in particular, have been doing significantly more travel than a year ago. Secondly, the Company increased its 401k matching formula in 2023 resulting in increased payroll costs. Lastly, the Company accrued severance to a long-time employee whose service with the Company was terminated.

During the first nine months of 2023, the Company incurred interest expense of $4 on its notes payable. This compares with interest expense of $6 incurred during the first nine months of 2022.

In the first nine months of 2023, the Company generated operating income of $1,556 compared with operating income of $1,925 in the same period last year. This difference is primarily due to the increased SG&A discussed above. The net income for the first nine months of 2023 totaled $1,231 versus net income of $1,862 in the first nine months of 2022. As mentioned above, the ERTC which was recognized in 2022, accounted for this difference.

Liquidity and Capital Resources (all $ in 000s unless noted)

The Company’s cash and cash equivalents at September 30, 2023 totaled $8,779. This compares to cash and cash equivalents at December 31, 2022 of $8,267. The increase in cash was primarily due to our net profit, offset by increased accounts receivable to support higher sales.

Accounts receivable at September 30, 2023 totaled $5,023 compared with $4,464 at December 31, 2022. The 2022 total includes $641 receivable for the ERTC.

Days Sales Outstanding (DSO) increased from 52 days at the end of 2022 to 72 days at the end of Q3 2023, based on trade receivables. This change was due to the reduction of deferred revenue occurring in the 4th quarter of 2022. Prepayments received in 2021 were used to pay for shipments shipped in the 4th quarter thus immediately reducing accounts receivable, rather than the customer paying 30-45 days later.  The accounts receivable balances at September 30, 2023, and December 31, 2022 were both net of an allowance for doubtful accounts of $10.

Inventories totaled $4,828 at September 30, 2023 compared with inventory totaling $4,876 at December 31, 2022. The inventory turnover in the most recent four quarters ending Q3 2023 was 4.1 times, slightly down from 4.2 times averaged during the four quarters of 2022 (based on a 5 point average).

The Company financed its working capital during the first nine months of 2023 from its net profit during the period. The Company expects it will continue to be able to fund its working capital requirements for the remainder of 2023 from existing cash balances.

Although the Company’s customer base is expanding, the Company continues to sell to a limited number of customers and the loss of any one of these customers could have significant negative consequences on future results. Although the Company is in a good cash position today, failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its business objectives.

Contractual Obligations

In May 2023, the Company terminated its $3.0 million revolving line of credit (LOC) with Massachusetts Business Development Corporation (BDC). A new LOC in the amount of $3.0 million was entered into with Rockland Trust Company. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of the National Prime Rate as published by the Wall Street Journal. On September 30, 2023, the Company had $0 of borrowings under this LOC and its borrowing base at the time would have permitted an additional $3.0 million to have been borrowed.  The LOC remains in effect until terminated per mutual agreement by both parties.

In March 2020, the Company acquired a scanning acoustic microscope for a price of $208 thousand. The full amount was financed through a 5 year note payable with a financing company. The note is collateralized by the microscope and is being paid in monthly installments of $4 thousand, consisting of principal plus interest at a rate of 6.47%

The Company has one real estate lease expiring in February 2026. CPS also has a few leases for equipment which are minor in nature and are generally short-term in duration. None of these have been capitalized. (Note 4, Leases)

ITEM 3                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

CPS TECHNOLOGIES CORP.
(Registrant)

Date:	November 3, 2023
/s/	Brian T. Mackey

Brian T. Mackey
Chief Executive Officer

Date:	November 3, 2023
/s/	Charles K. Griffith Jr.

Charles K. Griffith Jr.

Chief Financial Officer