Form 10-K
period 2023-12-30
CPS TECHNOLOGIES CORP/DE/
filed 2024-03-14
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 30, 2023
or
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

☐ Yes ☒ No

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was $34 million based on the average of the reported closing bid and asked prices for the Common Stock as of the last business day of the registrant’s most recently completed fourth fiscal quarter as reported on the NASDAQ Capital Market.

Number of shares of Common Stock outstanding as of February 12, 2024: 14,519,215 shares.

Portions of the Proxy Statement to be filed for the Company’s 2024 meeting of stockholders are incorporated by reference into Part III of this form 10-K.

Part I

Item 1. Business.

CPS Technologies Corp. (the ‘Company’ or ‘CPS’) provides advanced material solutions for the transportation, automotive, energy, computing/internet, telecommunications, aerospace and defense markets.  CPS products are important elements in electrifying the green economy and in the protection of military personnel around the world.

Our primary material solution is metal matrix composites (MMCs).  We design, manufacture and sell custom MMC components that improve the performance and reliability of systems in the end markets described above.

The Company is an important participant in the growing movement towards alternative energy. The Company’s products are used in high-speed trains, mass transit, hybrid and electric cars, wind-turbines for electricity generation, routers, switches and fiber optic components for internet infrastructure.  The Company’s products are used in high reliability communications and power modules for avionics and satellite applications such as the current generation of GPS satellites.  The Company also produces housings and heat spreaders for high-performance microprocessors, graphics processing chips, and application-specific integrated circuits. All of these applications involve electrical energy use or energy generation; the Company’s products allow higher performance and improved energy efficiency.

Using its proprietary MMC technology, the Company also produces light-weight armor. Due to its ability to withstand extreme environments and high threat levels, CPS armor has been selected as the solution for the U.S. Navy’s crew served weapons station program. Its light weight also makes it an ideal solution for aircraft and other vehicles requiring a high strength to weight ratio.

MMCs are a class of materials consisting of a combination of metals and ceramics.  Compared to conventional materials, MMCs provide superior thermal conductivity, improved thermal expansion matching, greater stiffness and lighter weight.  These factors, in particular the lighter weight, are among the reasons CPS parts are on the last two Mars Rovers as well as many satellites.

CPS is a fully qualified manufacturer for many of the world’s largest electronics OEMs.

In 2022 CPS resumed its participation in the Small Business Innovation Research (SBIR) and Small Business Technology Transfer (STTR) programs, sponsored by the US Small Business Administration. These programs provide funding for innovative research and development to domestic small businesses, who maintain certain intellectual property rights. The technologies developed by the Company during these programs will further enhance CPS’ intellectual property portfolio.

CPS management believes our business model of providing advanced material solutions to a portfolio of high growth end markets in various stages of the technology adoption lifecycle provides CPS with the opportunity for sustained growth and a diversified customer base. We believe we have validated this model as we are now supplying customers at all stages of the technology adoption lifecycle.

Our products are manufactured by proprietary processes we have developed including the QuicksetTM Injection Molding Process (“Quickset Process”) and the QuickCastTM Pressure Infiltration Process (“QuickCast Process”).

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

CPS’ website is http://www.cpstechnologysolutions.com.

Overview of Markets and Products

Electronics Markets Overview

The applications for electronics can typically be characterized as either power processing or signal processing.  Power processing consists of converting the electrical power provided by the power source into the appropriate voltage and amperage needed by the device using the power.  Signal processing consists of the myriad ways digital and analog signals are used in computing, communications, and related applications.

In both power processing and signal processing, end-user demand continues to motivate the electronics industry to produce products which:

- operate with lower losses and/or at higher speeds;
- are smaller in size; and
- operate with higher reliability.

While these three requirements result in products of ever-increasing performance, they also create a fundamental challenge for the designer to manage the heat generated by the system operating at higher speeds and/or higher power. Smaller assemblies further concentrate the heat and increase the difficulty of removing it.

This challenge is found at each level in an electronic assembly: at the integrated circuit level, speeds are increasing and line widths are decreasing; at the circuit board level, higher density devices are placed closer together; and at the system level higher density circuit boards are being assembled closer together.

The designer must resolve the thermal management issues or the system will fail. For every 10 degree Celsius rise in temperature above a threshold level, the reliability of an integrated circuit is decreased by approximately half. In addition, heat usually causes changes in parameters which degrade the performance of both active and passive electronic components.

To resolve thermal management issues, the designer is primarily concerned with two properties of the materials which comprise the system: 1) thermal conductivity, which is the rate at which heat moves through materials, and 2) thermal expansion rate (Coefficient of Thermal Expansion or CTE), which is the rate at which materials expand or contract as temperature changes. The designer must ensure that the temperature of an electronic assembly stays within a range that ensures that the expansion rates of the materials in the assembly do not result in a failure due to breaking, delaminating, or related causes.

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

CPS produces products made of AlSiC in the shapes and configurations required for each application, for example, in the form of lids, substrates, housings, etc. Every product is made to a customer’s specifications. The CPS process technology allows most products to be made to net shape, requiring little or no final machining.

The Company primarily manufactures MMC components comprised of AlSiC. Nevertheless, its proprietary Quickset- Quickcast process technology can be used to produce other MMCs to meet market requirements. For example, CPS is able to combine aluminum with other ceramic fillers such as graphite and fibers.

An important development in power processing is the emergence of wide-band gap semiconductors, particularly SiC semiconductors.  SiC chips are more efficient than Si chips and are being used more frequently in power applications.  Modules using SiC chips run at higher temperatures, increasing the need for improved thermal management, a need which the Company’s products meet.

Armor Market Overview

Armor has traditionally been comprised of steel panels.   As threat levels have increased, the amount of steel required to provide sufficient ballistic protection has become unacceptably detrimental to a vehicle’s performance.  The U.S. military has increasingly used ceramic armor in weight sensitive applications.  However, ceramic armor has several limitations, including limited multi-hit capability.   By embedding ceramic armor tiles in a metal matrix, these problems are overcome; the result is armor that is light-weight, has excellent ballistic protection, and environmental durability.

The Company’s HybridTech Armor® panels are particularly well suited for extreme environments – the panels do not degrade in salt spray or extreme heat. The Company is producing armor panel strikefaces for the U.S. Navy and believes it will increasingly be used in these and other surface vessel applications.

Specific Markets and Products

Motor Controller Applications (Insulated Gate Bipolar Transistor ("IGBT") Applications)

The electrification of the economy – particularly the use of electric motors and power modules to control electric motors of all sizes – is growing. This growth is the result of several factors including emerging high-power applications which demand power controllers such as trains, subways and certain industrial equipment, and cost reductions in power modules which increasingly make variable speed drives cost effective. Power semiconductors are a very significant portion of the cost of variable speed drives, and the cost of the module housing and thermal management system are also significant; cost reductions of all these components are driving increased use of variable speed drives.

We provide baseplates and heat spreaders on which power semiconductors are mounted to produce modules for motor control. The power semiconductors are typically IGBTs and these applications are often referred to as IGBT applications. Our MMC (AlSiC) baseplates have sufficient thermal conductivity to enable removal of heat through the baseplate and have a thermal expansion rate sufficiently similar to the other components in the assembly to ensure reliability over time as the assembly thermally cycles. We believe this market will continue to grow as the use of power modules penetrates additional motor applications, and as electric motors themselves penetrate new applications such as hybrid and electric vehicles.

Today our primary products for IGBT applications are used in electric trains, subway cars, wind turbines and hybrid and electric vehicles.

Major automobile companies around the world are introducing hybrid electric vehicles (HEVs) and electric vehicles (EVs) at an increasing rate. There are many varieties of HEVs and EVs, but all HEVs and EVs contain an electric motor and one or more motor controller modules. The Company provides baseplates on which motor controller modules are assembled; these baseplates are lighter weight and provide greater reliability than baseplates made from more conventional materials, typically copper.

Copper is less expensive than the Company’s MMC solution, but its rate of thermal expansion is significantly different than that of the silicon semiconductors mounted to the baseplates. In low voltage applications, this is not a problem as the heat being generated is not enough to degrade the reliability of the power module. As voltage levels and the heat related to them go up, MMC baseplates become the preferred solution. Currently, HEV/EV manufacturers who want to save on short term costs are using power modules with copper baseplates, while those who want longer term reliability, such as those in the luxury vehicle market, will use power modules with an MMC (AlSiC) baseplate.

Of particular interest is the move to using Silicon Carbide (SiC) semiconductors instead of silicon semiconductors. SiC is more efficient than silicon allowing, among other things, for EVs and HEVs to run for longer distances on a single battery charge. This is important to CPS, as SiC semiconductors run hotter than silicon semiconductors. As such, the voltage level at which AlSiC becomes preferred over copper would be lower, creating expanded opportunities for AlSiC baseplates.

The Company is working with multiple tier one and tier two suppliers to the automobile industry on several new designs, including SiC modules, for future introduction. The Company believes the HEV and EV markets may be the source of significant and long-term growth for the Company.

Hermetic Packages

Hermetic packaging products are primarily used for space applications such as satellites, flight applications such as avionics and undersea applications such as torpedoes, submarines and communications buoys. Hermetic packages allow the assembly of multiple semiconductor devices known as Hybrid Microelectronic Assemblies (HMA). Today’s HMA technology can, in a CPS 2”x2” package, provide the computing technology of today's typical server or yesterday's small mainframe.

CPS is the only producer of hermetic packages with AlSiC bases, combining our expertise in hermetic package production with our expertise in MMC production. The CPS AlSiC hermetic package provides tremendous benefits in terms of reduced weight and CTE matching which are extremely important for space-based programs. CPS hermetic packages are used in every current generation GPS satellite, the Mars Perseverance rover as well as many other aerospace applications.

Customers

We sell primarily to major microelectronics systems houses in the United States, Europe and Asia. Our customers typically purchase prototype and evaluation quantities of our products over a one to three year period before purchasing production volumes.

In 2023, our three largest customers accounted for 33%, 18%, and 9% of revenues, respectively. In 2023, approximately 52% of our revenues were derived from commercial applications and 48% from defense-related applications.

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

Patents and Trade Secrets

As of December 30, 2023, the Company had 9 United States patents.  In addition, the Company had several international patents covering the same subject matter as the U.S. patents.

We intend to continue to apply for domestic and foreign patent protection in appropriate cases. In other cases, we believe we are better served by reliance on trade secret protection. In all cases, we seek protection for our technological developments to preserve our competitive position.

Backlog and Contracts

Virtually 100% of the Company's product sales are custom in that they are based on customers’ drawings and the large majority of these sales are "designed in" and sold over multiple years. Major customers typically give the Company a non-binding forecast of demand for a one-year period and then negotiate a pricing agreement with the Company valid for that one-year period. These and other customers typically issue purchase orders to be shipped on a particular date, or to be drawn against and shipped under releases. The Company has a backlog of $20 million as of December 30, 2023. This backlog consists of orders received from customers which are, for the most part, scheduled to ship in 2024. Under certain circumstances, customers may be able to cancel existing orders or extend the period over which orders may be shipped. Some of these changes may be significant, which would reduce this backlog.

Competition

We have developed and expect to continue to develop products for a number of different end markets, and we will encounter competition from different producers of MMCs, hermetic packages, armor, and other competing materials.

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

Our primary direct competitor in MMCs is Denka, a large chemical company based in Japan.  We also see manufacturers in China seeking to penetrate our markets. We believe they offer their products at lower prices, but they have generally not yet been to be able to provide the delivery, performance, quality and reliability required by the market.

The market for hermetic packages is much more fragmented. There are a number of different hermetic package types, allowing different manufacturers to specialize in a particular area of the hermetic package market. Some of these companies are competitors of CPS, while others focus on product types not sold by CPS. CPS continues to expand its technical competence to increase its offerings in areas in which we previously did not participate. Based on these increased offerings, combined with our emphasis on quality and customer service, we expect to see continued growth in our hermetic package product line. Our main domestic competitors in this arena include Egide, Ametek, and Qnnect (formerly Hermetic Solutions Group).

The company currently has orders to produce its HybridTech Armor® panels. To our knowledge, we do not have any direct competitors who produce encapsulated armor. Our competition in this area consists of alternatives to our HybridTech Armor® which involve tradeoffs regarding cost, weight, anti-ballistic properties, etc. As CPS expands its armor capabilities, we could begin to see more direct competition from more established armor producers.

Government Regulation

We produce non-nuclear, non-medical hazardous waste in our development and manufacturing operations. The disposal of such waste is governed by state and federal regulations. Various customers, vendors, and collaborative development agreement partners of CPS may reside abroad, thereby possibly requiring export and import by CPS of raw materials, intermediate products, and finished products, as well as potential technology transfer abroad under collaborative development agreements. These types of activities are regulated by bureaus within the Departments of Commerce, State and Treasury.

Employees

As of December 30, 2023, we had 100 permanent full-time employees. 90 were engaged in manufacturing and engineering and 10 in sales and administration, including finance, human resources and general management. We also have approximately 20 manufacturing people working with us through temporary employment agencies. During 2023, the Company continued its efforts to increase factory efficiency both in terms of employee training as well as increased automation.

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

Broad-based business, economic disruptions or global health concerns could adversely affect our business and the sale of our products. For example, in December 2019 an outbreak of a novel strain of the coronavirus disease (COVID-19) originated in Wuhan, China, and has since spread to a number of other countries, including the United States. Initially, this outbreak resulted in extended shutdowns of certain businesses in the Wuhan region and had ripple effects to businesses around the world. While the impact of this pandemic has largely subsided, a resurgence of this virus or another could have an impact on our business. Although the Company has remained open throughout the COVID-19 pandemic, complete or partial government shutdowns of many businesses, schools, bars and restaurants have occurred.  The Russian invasion of Ukraine and the conflict in Israel and Gaza could also adversely affect our business in spite of the immaterial amount of direct business we have done in this region in the past.  We cannot presently predict the scope and severity of any future business shutdowns or disruptions to us, but if we or any of the third parties with whom we engage, including our customers, suppliers and other third parties, were to experience extended shutdowns or other business disruptions, our ability to conduct our business could be materially and negatively impacted, and could have a material adverse effect on our business and our results of operation and financial condition.

A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide may adversely affect our business.

Our operations expose us to risks associated with pandemics, epidemics or other public health emergencies, such as the outbreak of coronavirus disease (COVID-19) that subsequently spread around the world.  Outbreaks such as these have resulted, and can continue to result, in governments around the world implementing increasingly stringent measures to help control the spread, including quarantines, "shelter in place" and "stay at home" orders, travel restrictions, business curtailments, school closures, and other measures.  Government imposed requirements regarding vaccines, testing etc., could negatively impact the Company’s ability to hire or retain certain employees who are important to our business operations. These actions with respect to the COVID-19 outbreak have negatively impacted, and could continue to have negative impacts on, our operations, supply chain, transportation networks, customers and employees.  Any continuing economic downturn as a result of this pandemic could adversely affect, demand for our products, and negatively impact our business or results of operations through the temporary closure of our operating locations or those of our customers or suppliers.

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

Three customers accounted for 60% of revenue in 2023 and 53% of revenue in 2022. We believe that our relationships with these customers are positive and may provide us with ongoing continuous sustainability for years to come, however a large customer, if lost, would be difficult to be replace, and our inability to do so may have a material adverse effect on our business and financial condition. We expect that orders from a relatively limited number of customers will continue to account for a substantial portion of our business. The mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If any of our significant customers do not place orders, or they substantially reduce, delay or cancel orders, we may not be able to replace the business in a timely manner or at all, which can and has had a material adverse effect on our results of operations and financial condition. Major customers may also seek, and on occasion receive, pricing, payment or other commercial terms that are less favorable to us and can hurt our competitive position.

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

We depend on our senior executives and certain key managers as well as engineering, research and development, sales, marketing and manufacturing personnel, who are critical to our business. While we have employment agreements with certain executives, none of these agreements would prevent any such person from leaving the Company. Furthermore, larger competitors may be able to offer more generous compensation packages to our executives and key employees, and therefore we risk losing key personnel to those competitors. If we were to lose the services of any of our key personnel, or if we fail to attract and train qualified personnel, our engineering, product development, manufacturing and sales efforts could be slowed. In particular, we have, from time to time, experienced difficulty in hiring and retaining skilled engineers with appropriate qualifications to support our growth strategy. Our success depends on our ability to identify, hire, train and retain qualified engineering personnel. Specifically, we need to continue to attract and retain product development, materials and manufacturing engineers to work with our direct sales force to technically qualify and perform on new sales opportunities and orders, and to demonstrate our products.

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

We may experience significant interruptions of our manufacturing operations, delays in our ability to deliver products or services, increased costs or customer order cancellations as a result of:

●	the failure or inability of suppliers to timely deliver sufficient quantities of materials and components on a cost-effective basis;
●	volatility in the availability and cost of materials;
●	unforeseen equipment failures resulting in the need to delay or outsource certain production processes;
●	difficulties or delays in obtaining required import or export approvals;
●	information technology or infrastructure failures;
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

Item 1C. Cybersecurity

Cybersecurity is an area of increasing concern to management of and investors in CPS. While CPS has been ITAR compliant for many years, that in itself does not completely mitigate the risks of a cybersecurity incident. The Company is currently also working towards full compliance with NIST 800-171. In working towards this goal, CPS has retained an outside consulting firm to work through this process and help us implement the policies, processes and procedures to further mitigate cybersecurity risks. CPS generally keeps all employee personally identifiable information with its payroll service provider. Each year the provider furnishes us with their SOC report which includes their cybersecurity policies and procedures.

Management is not aware of any previous cybersecurity incidents of any significance. Nevertheless, there is always a risk that a phishing attempt, ransomware or other attack by a bad actor could be successful. Although CPS is generally down the supply chain from prime contractors, the fact that we do work in the aerospace and defense industries does make us a potential target. Please refer to the risk factors titled “Manufacturing interruptions or delays could affect our ability to meet customer demand and lead to higher costs” and “If we are subject to cyber-attacks, we could incur substantial costs and, if such attacks are successful, we could incur significant liabilities, reputational harm, and disruption to our operations” in “Risk Factors” in Part I, Item 1A of this Form 10-K for more information on the risks posed to us by cybersecurity threats. Based on information currently available, management does not believe that there is a reasonably likely risk of these issues, nevertheless the possibility of one occurring cannot be completely ruled out.

Item 2. Properties

As of December 30, 2023, all of our manufacturing, engineering, sales and administrative operations were located in leased facilities in Norton, Massachusetts.

In February 2021, the Company extended the lease for the Norton facility through February 2026. The leased facilities comprise approximately 38 thousand square feet. The lease is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities.  The Company also has an option to buy the property and a first right of refusal during the term of the lease.  Annual rental payments for 2023 were $162 thousand.

While adequate for current business volumes, continued expected growth of our business may result in the need to move to a larger location, open a second location or expand our footprint at our current location.

Item 3. Legal Proceedings

We are not a party to any litigation which could have a material adverse effect on us or on our business. The Company has received a letter from the attorney of a former European outside sales representative stating that under European law the representative is entitled to compensation as a result of his termination. The Company completely disagrees with the claims. Should this result in litigation the Company will defend itself to the fullest extent of the law and estimates any losses incurred to be immaterial.

Item 4. Mine Safety Disclosures

Not applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

CPS Technologies Corp. shares trade on The Nasdaq Capital Market, under the symbol “CPSH”. On December 30, 2023, we had approximately 80 shareholders of record. We have never paid cash dividends on our Common Stock. We currently plan to reinvest our earnings, if any, for use in the business and do not intend to pay cash dividends in the foreseeable future. Future dividend policy will depend, among other factors, upon our earnings and financial condition.

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

Overview

The Company’s products contribute to the electrification of the green economy.  The products we provide include baseplates for motor controllers used in high-speed electric trains, subway cars, wind turbines, and hybrid and electric vehicles.  We provide hermetic packages used in radar, satellite and avionics applications.  We provide lids and heat spreaders used with high performance integrated circuits in internet switches and routers. We provide armor for naval and other military applications.

We provide baseplates and housings used in modules built with Wide Band Gap Semiconductors like SiC and GaN. CPS also assembles housings and packages for hybrid circuits. These housings and packages may include MMC components; they may include components made of more traditional materials such as aluminum, copper-tungsten, and others.

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

The Company believes the underlying demand for metal matrix composites is growing as the electronics and other industries seek higher performance, higher reliability, and reduced costs. CPS believes that the Company is well positioned to offer our solutions to current and new customers as these demands grow. In 2023 the Company’s top three customers accounted for 60% of revenue and the remaining 40% of revenue was derived from 57 other customers. In 2022 the top three customers accounted for 53% of revenue and the remaining 47% of revenue was derived from approximately 49 customers.

Critical Accounting Estimates

Financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. As such, the Company is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. CPS’s significant accounting policies are presented within Note 2 to the financial statements; the significant accounting policies which management believes are most critical to aid in fully understanding and evaluating its reported financial results include the following:

a)	Allowance for credit losses

The Company performs ongoing monitoring of the status of its receivables based on the payment history and the creditworthiness of our customers, as determined by a review of their current credit information. Management continually monitors collections and payments from customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been low and within expectations, there is no guarantee that we will continue to experience the same credit loss rates as in the past. Although the Company’s major customers are large and have a favorable payment history, a significant change in the liquidity or financial position of one of them could have a material adverse impact on the collectability of accounts receivable and future operating results. To further mitigate the potential for credit losses the Company has acquired a credit insurance policy covering most of our sales to non-US accounts.

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

In some cases, customers place blanket purchase orders and request the Company to maintain inventory sufficient to respond quickly upon receiving a shipment request. The Company manufactures to specifications and the products typically have a life which extends over several years and does not deteriorate over time. Therefore, the risk of obsolescence due to the passage of time, per se, is minimal. However, to more efficiently schedule production or to meet agreements with customers to have inventory in the pipeline, the Company occasionally manufactures products in advance of purchase orders. In these instances, the Company bears the risk that it will be left with product manufactured to specification for which there are no customer purchase orders. The Company scrutinizes its inventory and, in the absence of pending orders or strong evidence of future sales, establishes an obsolescence reserve when there has been no activity or pending or expected customer orders on a particular part for a twelve month period.

In determining inventory cost, the Company uses the first-in, first-out method and states inventory at the lower of cost or net realizable value. Virtually, all of the Company’s inventory is customer specific; as a result, if a customer’s order is cancelled, it is unlikely that CPS would be able to sell that inventory to another customer. Likewise, if the Company chooses to manufacture product in advance of anticipated purchase orders and those orders do not materialize, it is unlikely that it would be able to sell that inventory to another customer. The value of CPS’s work in process and finished goods is based on the assumption that specific customers will take delivery of specific items of inventory. Raw materials are less unique to specific products. AlSiC raw materials are used for all AlSiC parts and therefore they are continuously in production. Hermetic package and armor raw materials present a mix of raw material items, some of which are used in multiple parts and others in only specific parts. These raw material items are evaluated using the same criteria as the finished goods into which they go and are reserved against when there has been no activity for that finished good in the prior 12 months or expectation of future activity. The Company has not experienced significant losses to date as a result of customer cancellations and has not established a reserve for such cancellations.

The Company typically buys ‘lots’ of components for its hermetic packaging products. Often all the components in a lot are not necessary to complete the order. Annually the company reviews this unused material and establishes an obsolescence reserve for the amount it does not expect to use over the next three years.

c)	Valuation of deferred tax assets

Deferred tax assets and liabilities are based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company considers many factors in assessing whether or not a valuation allowance for its deferred tax asset is warranted. In light of recent profitability and expected future profitability. It was determined that a reserve is not needed, as it is more likely than not that the Company would be able to fully utilize its deferred tax asset.

At December 30, 2023, the Company’s deferred tax asset and other temporary differences will require taxable income of approximately $7.6 million and reversals of existing temporary differences to fully utilize the deferred tax asset, assuming a statutory corporate tax rate of 21%.

Results of Operations (all $ in millions unless noted)

Results of Operations for the year 2023 (“2023”) compared with the year 2022 (“2022”):

Total revenue was $27.6 million in 2023, a 4% increase compared with total revenue of $26.6 million in 2022. This increase was due primarily to an increase in the sales of armor compared to 2022, partially offset by a quality problem with the product for one of our major customers which resulted in significant product returns as well as a reserve for potential future returns.  Based on information received from the customer subsequent to December 30, 2023, this issue appears to be under control and is not expected to have a material impact on 2024 results.

Gross profit in 2023 totaled $6.8 million or 25% of sales.  This compares with $7.3 million, or 27% of sales, generated during 2022. The decrease in margin was primarily due to the impact of the quality issue described above.

Selling, general and administrative (SG&A) expenses were $5.1 million during 2023, virtually the same as SG&A expenses of $5.1 million incurred during 2022.  Several offsetting factors lead to this result. The Company incurred lower variable compensation costs in 2023 due to its reduction in operating profit compared to 2022. Conversely, travel costs were significantly higher in 2023 as customer and trade show exhibiting continued to recover from the limitations due to the Covid-19 pandemic.

The Company generated operating income of $1.7 million in 2023, compared with an operating income of $2.2 in 2022. This decrease was due almost entirely to the quality problem, discussed above. The Company recorded net income of $1.4M in 2023 compared to $2.1M in 2022. In 2023 the Company had a provision for income taxes of $0.6 million compared to $0.8 million in 2022. In addition, the Company filed for the Employee Retention Tax Credit of $0.7 million in 2022.

Significant Fourth Quarter Activity in 2023:

Revenues totaled $6.7 million in the fourth quarter of 2023 versus $6.1 million in the fourth quarter of 2022, an increase of 10%.  This increase was consistent with our expectations, but was also mitigated by the quality issues described above.

Gross margin decreased in the fourth quarter of 2023 compared with the fourth quarter of 2022 to $1.1 million from $1.6 million.  This decrease was due to the quality issue described above.

SG&A expenses totaled $1.0 million during the quarter, a decrease of 23% compared to $1.3 million in the same quarter of 2022.  This decrease was primarily due to the decreased variable compensation costs discussed above.

The Company recorded operating income of $0.1 million in the fourth quarter of 2023 compared to operating income of $0.3 million in the fourth quarter of 2022.

The Company recorded net income of $0.1 million in the fourth quarter of 2023 compared to net income of $0.3 million in the fourth quarter of 2022.

Liquidity and Capital Resources (all $ in millions unless noted)

The Company’s cash and cash equivalents at December 30, 2023 totaled $8.8 compared with cash and cash equivalents at December 31, 2022 of $8.3.  This increase was primarily due to the Company’s profitability for the year offset primarily by the decrease in deferred revenue from $2.8 at the end of 2022 to $0.3 at the end of 2023.

Accounts receivable at December 30, 2023 totaled $4.4 compared to $3.8 at December 31, 2022. Days Sales Outstanding (DSO) increased to 60 days at the end of 2023 compared to 52 days at the end of 2022. This change was due to the reduction of deferred revenue occurring in the 4th quarter of 2022. Prepayments received in 2021 were used to pay for shipments shipped in the 4th quarter of 2022 thus immediately reducing accounts receivable, rather than the customer paying 30-45 days later. The accounts receivable balances at December 30, 2023, and December 31, 2022 were both net of an allowance for doubtful accounts of $10 thousand.

Inventories decreased to $4.6 at December 30, 2023 from $4.9 at December 31, 2022. The inventory turnover in the four quarters ending 2023 was 4.3 times, up from 4.2 times averaged during the four quarters of 2022 (each based on a 5 point average).  In July 2022 CPS implemented a new ERP computer system which, among other things, has enabled the Company to better manage its inventory.

The Company had no inventory on consignment at any customers at the end of 2023 or 2022. At December 30, 2023 and December 31, 2022 inventory of, $0.5 and $0.8, respectively, was located at vendor locations pursuant to inventory agreements.

The Company funded its operations from its profit in 2023. The Company expects it will continue to be able to fund its operations during 2024 from existing cash balances and profits.

The Company continues to sell to a limited number of customers and the loss of any one of these customers or vendors could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its business objectives.

Contractual Obligations

In May 2023, the Company terminated its $3.0 million revolving line of credit (LOC) with Massachusetts Business Development Corporation (BDC). A new LOC in the amount of $3.0 million was entered into with Rockland Trust Company. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of the National Prime Rate as published by the Wall Street Journal. On December 30, 2023, the Company had $0 of borrowings under this LOC and its borrowing base at the time would have permitted an additional $3.0 million to have been borrowed.  The LOC remains in effect until terminated per mutual agreement by both parties.

In March 2020, the Company acquired a scanning acoustic microscope for a price of $208 thousand.  The full amount was financed through a 5 year note payable with a financing company.  The note is collateralized by the microscope and is being paid in monthly installments of $4 thousand, consisting of principal plus interest at a rate of 6.47%

As of December 30, 2023, the Company had $282 thousand of construction in progress and no outstanding commitments to purchase production equipment.

During 2023, our leasing arrangements consisted of the Norton, MA facility lease. The Norton facility lease was renewed in February 2021, expires in February 2026 and is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities.  The Company also has an option to buy the property and a first right of refusal during the term of the lease. Annual rental payments were $162 thousand in 2023.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation

Thus far inflation has not had a significant impact on our profitability. We have had higher than normal wage increases, have implemented other programs to ameliorate the effects of inflation on our employees (for example, we increased the Company share of health insurance premiums and increased the Company 401k match in 2023) and seen price increases from some of our suppliers. We have been able to pass along many of these price increases to our customers. There can be no assurance that our customers will continue to accept further price increases, that our employees will continue to be satisfied with their wage and benefit increases and that inflation will not affect our operations or business in the future.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as such item is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 30, 2023.

Changes in Internal Control over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting during fiscal 2023.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2023. In making this assessment, management used the criteria set forth in the "Internal Control Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 30, 2023.

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

Part III

Item 10. Directors, Executive Officer and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Members of the Board of Directors, Nominees and Executive Officers,” “Certain Relationships and Related Person Transactions; Legal Proceedings,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct” and “Corporate Governance” and with respect to our 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2023 fiscal year.

The Company has adopted the CPS Code of Conduct, which applies to all directors, officers (including the principal executive officer, principal financial officer and treasurer) and employees.  A copy of this code can be found on the Company’s website at https://cpstechnologysolutions.com/investor-overview/.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Compensation” and “Compensation Discussion and Analysis” with respect to our 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2023 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to our Definitive Proxy Statement, under the caption “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” with respect to our 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2023 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Certain Relationships and Related Person Transactions; Legal Proceedings” and “Corporate Governance” with respect to our 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2023 fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to our Definitive Proxy Statement, under the caption “Accounting Matters” with respect to our 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2023 fiscal year.

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

10.22*

2009 Stock Incentive Plan ("2009 Plan") on December 10, 2009 is incorporated by reference to Exhibit 99.1 of the Company's Form S-8 (File No. 333-163553) filed with the Securities and Exchange Commission on December 8, 2009)

10.23*(1)

2020 Stock Incentive Plan (“2020 Plan”) on March 3, 2020 is incorporated by reference to Exhibit 10.23 of the Company's annual report on Form 10-K (File No. 001-36807) filed with the Securities and Exchange Commission on March 17, 2021)

10.24*(1)

Amended and Restated 2009 Stock Incentive Plan is incorporated by reference to Exhibit 10.24 of the Company's annual report on Form 10-K (File No. 001-36807) filed with the Securities and Exchange Commission on March 17, 2021)

10.26*(1)

Form of Stock Option Agreement for 2020 Equity Incentive Plan and Amended and Restated 2009 Stock Option Plan is incorporated by reference to Exhibit 10.26 of the Company's annual report on Form 10-K (File No. 001-36807) filed with the Securities and Exchange Commission on March 17, 2021)

23.1	Consent of Wolf & Company, P.C.

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Policy for the Recovery of Erroneously Awarded Compensation adopted by the Board of Directors July 12, 2023.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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

CPS TECHNOLOGIES CORP.

By:	/s/ Brian Mackey
President and Chief Executive Officer March 13, 2024

Pursuant to the Requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Mackey	President and Chief Executive Officer	March 13, 2024
Brian Mackey

/s/ Charles K. Griffith Jr.	Chief Financial Officer	March 13, 2024
Charles K. Griffith Jr.

/s/ Francis J. Hughes, Jr.	Director	March 13, 2024
Francis J. Hughes

/s/ Daniel C. Snow	Director	March 13, 2024
Daniel C. Snow

/s/ Thomas M. Culligan	Director	March 13, 2024
Thomas M. Culligan

/s/ Ralph M. Norwood	Director	March 13, 2024
Ralph M. Norwood

/s/ Grant C. Bennett	Director	March 13, 2024
Grant C. Bennett

INDEX TO FINANCIAL STATEMENTS
OF
CPS TECHNOLOGIES CORP.

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 30, 2023 and December 31, 2022

Statements of Operations for the years ended December 30, 2023 and December 31, 2022

Statements of Stockholders’ Equity for the years ended December 30, 2023 and December 31, 2022

Statements of Cash Flows for the years ended December 30, 2023 and December 31, 2022

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CPS Technologies Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CPS Technologies Corporation (the Company) as of December 30, 2023 and December 31, 2022, the related statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which it relates.

Reserves for product sales returns

Description of the Matter

As described in Notes 2 and 6 to the financial statements, reserves for product sales returns are recorded based on returns history and specific circumstances in which the Company anticipates returns to occur. During 2023, the Company became aware of a quality matter with products sold to a major customer that resulted in product returns and the issuance of credits to the customer.

How We Addressed the Matter in Our Audit

Our audit procedures relating to the Company’s product returns liability included, but were not limited to, the following:

We obtained management’s calculation supporting the product returns liability and performed procedures to address the completeness and accuracy of data applied as well as the reasonableness of assumptions and judgments made by management. Specifically, we performed testing to identify the scope of product sales subject to quality concerns including analysis of the sales of the particular part sold, testing to identify the remaining inventory on hand with potential quality concerns, testing the mathematical accuracy of the calculation as well as performing sensitivity analysis to assess the effect of changes in assumptions.

We also reviewed correspondence between the Company’s management and the customer which the specific quality concern was identified and confirmed accounts receivable balances for a sample of invoices outstanding with the customer.

We have served as the Company's auditor since 2005.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 13, 2024

CPS TECHNOLOGIES CORP.
BALANCE SHEETS

	December 30,	December 31,
	2023	2022
ASSETS

Current assets:
Cash and cash equivalents	$8,813,626	$8,266,753
Accounts receivable-trade, net	4,389,155	3,777,975
Accounts receivable-other	83,191	685,668
Inventories	4,581,930	4,875,901
Prepaid expenses and other current assets	276,349	211,242
Total current assets	18,144,251	17,817,539
Property and equipment:
Production equipment	11,271,982	10,770,427
Furniture and office equipment	952,883	952,883
Leasehold improvements	985,649	985,649
Total cost	13,210,514	12,708,959
Accumulated depreciation and amortization	(11,936,004)	(11,446,901)
Construction in progress	281,629	64,910
Net property and equipment	1,556,139	1,326,968
Right-of-use lease asset	332,000	466,000
Deferred taxes, net	1,569,726	2,069,436
Total assets	$21,602,116	$21,679,943

(continued)

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
BALANCE SHEETS

	December 30,	December 31,
	2023	2022
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable, current portion	$46,797	$43,711
Accounts payable	2,535,086	1,836,865
Accrued expenses	1,075,137	820,856
Deferred revenue	251,755	2,521,128
Lease liability, current portion	160,000	157,000

Total current liabilities	4,068,775	5,379,560

Notes payable less current portion	8,090	54,847
Deferred revenue – long term	31,277	231,020
Long term lease liability	172,000	309,000

Total liabilities	4,280,142	5,974,427
Commitments & Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, authorized 20,000,000 shares; issued 14,601,487 and 14,460,486 shares; outstanding 14,519,215 and 14,450,470; at December 30, 2023 and December 31, 2022, respectively	146,015	144,605
Additional paid-in capital	40,180,893	39,726,851
Accumulated deficit	(22,754,796)	(24,125,092)
Less cost of 82,272 and 10,016 common shares repurchased at December 30, 2023 and December 31, 2022, respectively	(250,138)	(40,848)

Total stockholders’ equity	17,321,974	15,705,516

Total liabilities and stockholders’ equity	$21,602,116	$21,679,943

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 30, 2023 AND DECEMBER 31, 2022

	2023	2022
Product sales	$27,550,646	$26,586,926

Cost of product sales	20,725,237	19,285,846
Gross margin	6,825,409	7,301,080

Selling, general, and administrative expenses	5,126,046	5,066,660
Income from operations	1,699,363	2,234,420

Interest income (expense)	225,757	12,015
Other income (expense)	27,261	641,233
Income before income tax	1,952,381	2,887,668
Income tax provision (benefit)	582,085	756,268
Net income	$1,370,296	$2,131,400

Net income (loss) per basic common share	$0.09	$0.15
Weighted average number of basic common shares outstanding	14,495,709	14,424,381
Net income (loss) per diluted common share	$0.09	$0.15
Weighted average number of diluted common shares outstanding	14,628,811	14,675,646

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 30, 2023 AND DECEMBER 31, 2022

	Common stock
			Additional			Stock-
	Number of	Par	Paid-in	Accumulated	Stock	holders’
	shares issued	Value	capital	deficit	repurchased	equity
Balance at December 25, 2021	14,350,786	$143,508	$39,281,810	$(26,256,492)	$(2,515)	$13,166,311

Share-based compensation expense	—	—	250,359	—	—	250,359
Employee option exercises	109,700	1,097	194,682	—	(38,333)	157,446
Net income	—	—	—	2,131,400	—	2,131,400
Balance at December 31, 2022	14,460,486	$144,605	$39,726,851	$(24,125,092)	$(40,848)	$15,705,516

Share-based compensation expense	—	—	204,797	—	—	204,797
Employee option exercises	141,001	1,410	249,245	—	(209,290)	41,365
Net income	—	—	—	1,370,296	—	1,370,296
Balance at December 30, 2023	14,601,487	$146,015	$40,180,893	$(22,754,796)	$(250,138)	$17,321,974

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 30, 2023 AND DECEMBER 31, 2022

	2023	2022
Cash flows from operating activities:
Net income	$1,370,296	$2,131,400
Adjustments to reconcile net income to cash provided by operating activities:
Share-based compensation	204,797	250,359
Depreciation and amortization	489,103	445,739
Deferred taxes	499,710	754,542
Gain on sale of property and equipment	-	(3,400)
Changes in operating assets and liabilities:
Accounts receivable – trade	(611,180)	1,092,046
Accounts receivable – other	602,477	(685,668)
Inventories	293,971	(964,299)
Prepaid expenses and other current assets	(65,107)	14,631
Accounts payable	698,221	(263,386)
Accrued expenses	254,281	(265,575)
Deferred revenue	(2,469,116)	1,045,010
Net cash provided by operating activities	1,267,453	3,551,399
Cash flows from investing activities:
Purchases of property and equipment	(718,274)	(439,772)
Proceeds from sale of property and equipment	-	3,400
Net cash used by investing activities	(718,274)	(436,372)
Cash flows from financing activities:
Proceeds from employee stock options	41,365	157,446
Payment on notes payable	(43,671)	(56,032)
Net cash provided (used) by financing activities	(2,306)	101,414
Net increase in cash and cash equivalents	546,873	3,216,441

Cash and cash equivalents at beginning of year	8,266,753	5,050,312
Cash and cash equivalents at end of year	$8,813,626	$8,266,753
Supplemental cash flow information:
Cash paid for income taxes	$111,456	$456
Cash paid for interest	$5,096	$7,954
Supplemental disclosures of non-cash activity:
Net exercise of stock options	$209,290	38,333

See accompanying notes to financial statements.

CPS Technologies Corp.
Years Ended December 30, 2023 and December 31, 2022
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

(2)(b) Accounts Receivable

The Company reports its accounts receivable at the invoiced amount less an allowance for credit losses. The Company’s management provides appropriate provisions for uncollectible accounts based upon factors surrounding the credit risk and activity of specific customers, historical trends, economic conditions and other information to estimate future expected losses. Adjustments to the allowance are charged to operations in the period in which information becomes available that may affect the allowance.   The Company maintains an allowance for credit losses of $10,000 as of December 30, 2023 and December 31, 2022.

(2)(b)(1) Accounts Receivable-Other

As of December 30, 2023 this amount was primarily VAT paid by CPS, but due to be repaid by its European customers with future shipments. In 2022 the Company filed for the Employee Retention Tax Credit (ERTC) in the amount of $641,086.  This credit was still due from the Internal Revenue Service (“IRS”) on December 31, 2022 however was collected in 2023.

(2)(c) Inventories

Inventories are stated at the lower of cost (cost is based on standard costs which approximate actual costs), as determined under the first-in, first-out method (FIFO), or net realizable value. A reserve for obsolete inventories is based on factors regarding the sales and usage of such inventories, including inventories manufactured for specific customers. The Company’s general obsolescence policy is to reserve against obsolete inventory when there has been no activity on a particular part for a twelve month period and there are no expected customer orders.

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

(2)(e) Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. Recoverability is assessed based on estimated undiscounted future cash flows. As of December 30, 2023 and December 31, 2022, the Company believes that there has been no impairment of its long-lived assets.

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

Identifying the Performance Obligations in the Contract

For each contract, the Company considers the promise to transfer products, each of which are distinct, to be the identified performance obligations. For SBIRs the Company is obligated to provide certain services over the life of the agreement and the customer is obligated to pay for those services, generally monthly, as they are performed.

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

Determining the Transaction Price

The Company determines the transaction price as the amount of consideration specified in the contract that it expects to receive in exchange for transferring promised goods or services to the customer. Amounts collected from customers for sales value added and other taxes are excluded from the transaction prices. Product sales are recorded net of trade discounts and sales returns.  The Company will establish a reserve for product returns when necessary based on returns history and specific circumstances in which the Company anticipates returns to occur. Such product return reserves are recorded as a reduction to revenue.

If a contract includes a variable amount, such as a rebate, then the Company estimates the transaction price using either the expected value or the most likely amount of consideration to be received, depending upon the specific facts and circumstances. The Company includes estimated variable consideration in the transaction price only to the extent it is probable that a significant reversal of revenue will not occur when the uncertainty is resolved. The Company updates its estimate of variable consideration at the end of each reporting period to reflect changes in facts and circumstances. As of December 30, 2023 there are no contracts with variable consideration.

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

Recognizing Revenue When (or as) the Performance Obligations are Satisfied

The Company recognizes revenue at the point in time when it transfers control of the promised goods or services to the customer, which typically occurs once the product has shipped or has been delivered to the customer or the service has been performed. Occasionally, for the purpose of ensuring a steady flow of product, the Company ships products on consignment. In these instances, delivery is deemed to have occurred when the customer pulls inventory out of the warehouse for use in their production, or upon a specified period of time as agreed upon by both parties.  As of December 30, 2023 there are no products on consignment.

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. The costs are recorded within, selling, general and administrative expenses.

The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

(2)(g) Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in affect when the differences reverse. A valuation allowance is established to reduce net deferred tax assets to the amount expected to be realized.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 30, 2023 and December 31, 2022, the Company has no accruals for interest or penalties related to income tax matters. The Company does not have any uncertain tax positions at December 30, 2023 or December 31, 2022 which required accrual or disclosure.

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

(2)(j) Recent Accounting Pronouncements

In the normal course of business, management evaluates all the new accounting pronouncements issued by the Financial Accounting Standard Board (“FASB”). Effective January 1, 2023, the Company adopted FASB Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments, which changed the way entities recognize credit losses of most financial assets. Short-term and long-term financial assets, as defined by the standard, are impacted by immediate recognition of estimated credit losses in the financial statements, reflecting the net amount expected to be collected. The adoption of this standard had an immaterial impact on our financial statements. Management does not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company’s financial statements.

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

(2)(l) Fiscal Year-End

The Company’s fiscal year end is the last Saturday in December which could result in a 52 or 53 week year. Fiscal year 2023 consisted of 52 weeks and 2022 consisted of 53 weeks.

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

(3) Inventories

As of December 30, 2023 and December 31, 2022 inventories consisted of the following:

	2023	2022
Raw materials	$2,861,333	$2,645,442
Work in process	1,493,582	1,863,512
Finished goods	537,975	525,872
Gross Inventory	4,892,890	5,034,826
Reserve for obsolescence	(310,960)	(158,925)
Total	$4,581,930	$4,875,901

(4) Leases

The Company had one real estate lease in 2023 expiring in February 2026. CPS also has a few other leases for equipment which are minor in nature and are generally short-term in duration. None of these equipment leases have been capitalized as the Company elected an accounting policy for short-term leases, which allows lessees to avoid recognizing right-of-use assets and liabilities for leases with terms of 12 months or fewer.

The real estate lease expiring in 2026 (the “Norton facility lease’) is included as a right-of-use lease asset and corresponding lease liability on the balance sheet. This asset and liability are based on the present value of remaining lease payments over the remaining lease term using the Company’s incremental borrowing rate at the commencement date of the lease. The Company does not separate lease components from non-lease components.  The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s capitalized operating lease as of December 30, 2023:

(Dollars in Thousands	December 30, 2023
Maturity of capitalized lease liability	Lease payments
2024	$164,700
2025	165,240
2026	27,540
Total undiscounted operating lease payments	$357,480
Less: Imputed interest	(25,480)
Present value of operating lease liability	$332,000

Balance Sheet Classification
Current lease liability	$160,000
Long-term lease liability	172,000
Total operating lease liability	$332,000

Other Information
Weighted-average remaining lease term for capitalized operating leases (in months)	26
Weighted-average discount rate for capitalized operating leases	6.6%

Operating Lease Costs and Cash Flows

Operating lease cost and cash paid was $162 thousand for the twelve months ended December 30, 2023 and $160 thousand during the year ended December 31, 2022. These costs are related to its long-term operating lease. All other short-term leases were immaterial.

Estimated monthly payments under the terms of the Norton facility lease, escalate from $13 thousand to $14 thousand over the lease term.

(5) Share-Based Compensation Plans

The Company adopted the 2020 Equity Incentive Plan ("2020 Plan") on March 3, 2020. Under the terms of the 2020 Plan all of the Company’s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock awards, or other stock-based awards. Some outstanding options are non-statutory stock options; some are incentive stock options.  All options granted are exercisable at the fair market value of the stock on the date of grant and expire ten years from the date of grant. The options granted to employees generally vest in equal annual installments over a five-year period. The options granted to directors generally vest immediately on date of grant. Certain options also remain issued and outstanding under the 2009 Stock Incentive Plan.

Under the 2020 Plan a total of 1,500,000 shares of common stock are available for issuance, of which 832,700 shares remain available for grant as of December 30, 2023.

A summary of stock option activity as of December 30, 2023 and changes during the year then ended is presented below:

		Weighted	Weighted
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at beginning of year	961,400	$2.47
Granted	344,500	$2.90
Exercised	(141,000)	$1.78
Forfeited	(236,400)	$2.93
Expired	(25,000)	$1.00
Outstanding at end of year	903,500	$2.66	6.51	$2,403,762

Options exercisable at year-end	494,600	$2.42	4.58	$1,199,158

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents the annualized weighted average values of the significant assumptions used to estimate the fair values of the options granted during 2023 and 2022:

	2023			2022
Risk-free interest rate	3.43%	-	4.24%	1.55%	-	2.84%
Expected life in years	5	-	5.5	6	-	7
Expected volatility		59.7%			54%
Expected dividend yield		0			0
Weighted average fair value of grants		$2.91			$3.11

All options are granted with an exercise price equal to the fair market value of the underlying common stock on the date of grant.

The Company recognized $204,797 and $250,359 as stock based compensation expense in 2023 and 2022, respectively.  As of December 30, 2023, there was $560,815 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan; that cost is expected to be recognized over a weighted average period of 2.55 years.

(6) Accrued Expenses

Accrued expenses at December 30, 2023 and December 31, 2022 consist of the following:

	2023	2022
Accrued legal and accounting	$86,000	$35,398
Accrued payroll and related costs	649,201	760,305
Accrued other	339,936	25,153

	$1,075,137	$820,856

Included in Accrued other is $288,000 as a reserve for potential credits to be issued as part of the quality issue described above. In addition to this reserve, the Company increased its sales returns in the amount of $104,126 for parts for which a credit was issued in January 2024.

(7) Revolving Line of Credit

In May 2023, the Company terminated its $3.0 million revolving line of credit (LOC) with Massachusetts Business Development Corporation (BDC). A new LOC in the amount of $3.0 million was entered into with Rockland Trust Company. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of the National Prime Rate as published by the Wall Street Journal (8.5% at December 30, 2023). On December 30, 2023, the Company had $0 of borrowings under this LOC and its borrowing base at the time would have permitted an additional $3.0 million to have been borrowed.  The LOC remains in effect until terminated per mutual agreement by both parties.  Total Interest Expense for 2023 was $0 and was $0 thousand for 2022.

(8) Notes Payable

In March 2020, the Company acquired a Sonoscan ultrasound microscope for a price of $208 thousand.  The full amount was financed through a 5 year note payable with a third party equipment finance company.  The note is collateralized by the microscope and is being paid in monthly installments of $4 thousand, consisting of principal plus interest at a rate of 6.47%.

The aggregate maturities of the notes payable based on the payment terms of the agreement are as follows:

Remaining in:	Payments due by period
FY 2024	$48,974
FY 2025	$8,155
Less Interest	$(2,242)
Total Principal Payments	$54,887

Total interest expense on notes payable during 2023 was $5,096 and during 2022 was $7,954.

(9) Income Taxes

Components of income tax expense (benefit) for each year are as follows:

	2023	2022
Current:
Federal	$81,919	$1,270
State	456	456

Current income tax provision (benefit):	82,375	1,726

Deferred:
Federal	357,507	577,866
State	142,203	176,676

Deferred income tax provision (benefit), net	499,710	754,542

Total	$582,085	$756,268

Deferred tax assets as of December 30, 2023 and December 31, 2022 are as follows:

	December 30, 2023	December 31, 2022
Deferred Tax Assets:
Net operating loss carryforwards	$-	$132,632
Stock compensation	209,609	209,092
Credit carryforwards	865,928	1,253,956
Inventory	84,955	80,628
Accrued liabilities	-	5,071
Depreciation	143,081	179,481
Capitalized R&D, net	263,421	205,878
Other	2,732	2,698
Net deferred tax assets	$1,569,726	$2,069,436

A summary of the change in the deferred tax asset is as follows:

	2023	2022

Gross deferred tax balance at beginning of year	$2,069,436	$2,823,978

Deferred tax benefit (provision)	(499,710)	(754,542)

Balance at end of year, net	$1,569,726	$2,069,436

Income tax expense is different from the amounts computed by applying the U.S. federal statutory income tax rate of 21 percent to pretax income as a result of the following:

	2023	2022

Tax at statutory rate	$416,663	$578,214
State tax, net of federal benefit	142,562	177,036
Other	22,860	1,018

Total	$582,085	$756,268

The Company’s income tax filings are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations for the years 2020 through 2023.

(10) Retirement Savings Plan

The Company sponsors a Retirement Savings Plan (the ‘Plan’) under the provisions of Section 401 of the Internal Revenue Code. Employees, as defined in the Plan, are eligible to participate in the Plan after 30 days of employment. Under the terms of the Plan, the Company may match employee contributions under such method as described in the Plan. During 2023 the Company elected to match 1% of each of the first 4% of employee contributions paid proportionally each pay period amounting to $232 thousand.  In 2022 the Company elected to match ½% of each of the first 4% of employee contributions paid proportionally each pay period amounting to $94 thousand.

(11) Concentrations of Credit Risk, Significant Customers and Geographic Information

Financial instruments which subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade accounts receivable. The Company maintains cash deposits in a sweep account, whereby funds are automatically moved in increments of $250,000 to various FDIC insured financial institutions on a nightly basis.

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

Revenues from significant customers as a percentage of total revenues in 2023 and 2022 were as follows:

	Percent of Total Revenues

Significant Customer	2023	2022
A	33%	21%
B	18%	15%
C	9%	17%

As of December 30, 2023, the Company had trade accounts receivable due from these three customers that accounted for 50% of total trade accounts receivable as of that date. To further mitigate the potential for credit losses the Company has acquired a credit insurance policy covering most of our sales to non-US accounts.  Management believes that any credit risks have been properly provided for in the accompanying financial statements.

The Company’s revenue was derived from the following countries in 2023 and 2022:

	Percent of Total Revenues

Country	2023	2022
United States of America	56%	42%
Germany	18%	16%
Other	26%	42%

Many of the Company’s customers based in the United States conduct design, purchasing and payable functions in the United States, but manufacture overseas.

All of the Company’s long-lived assets and operations are located in the United States.

(12) Net Income Per Share

The following reconciles the basic and diluted net income per share calculations.

	Dec. 30,	Dec. 31,
	2023	2022
Basic EPS Computation:
Numerator:
Net income	$1,370,296	$2,131,400
Denominator:
Weighted average
Common shares
Outstanding	14,495,709	14,424,381
Basic EPS	$0.09	$0.15
Diluted EPS Computation:
Numerator:
Net income	$1,370,296	$2,131,400
Denominator:
Weighted average
Common shares
Outstanding	14,495,709	14,424,381
Dilutive effect of stock options	133,102	251,265

Total shares	14,628,811	14,675,646

Diluted net income per share	$0.09	$0.15

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

Notwithstanding the above, the Company has received a letter from an attorney representing a former European sales representative alleging that under European law the representative is entitled to compensation as a result of his termination. The Company completely disagrees with the claims. Should this result in litigation the Company will defend itself to the fullest extent of the law and estimates any losses incurred to be immaterial.