Form 10-Q
period 2024-03-30
CPS TECHNOLOGIES CORP/DE/
filed 2024-05-07
CIK 814676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of April 30, 2024: 14,519,215.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORP.

Balance Sheets (Unaudited)

	March 30, 2024	December 30, 2023
ASSETS

Current assets:
Cash and cash equivalents	$8,667,728	$8,813,626
Accounts receivable-trade, net	3,848,635	4,389,155
Accounts receivable-other	27,490	83,191
Inventories, net	4,611,460	4,581,930
Prepaid expenses and other current assets	391,953	276,349
Total current assets	17,547,266	18,144,251
Property and equipment:
Production equipment	11,155,183	11,271,982
Furniture and office equipment	952,883	952,883
Leasehold improvements	985,649	985,649
Total cost	13,093,715	13,210,514
Accumulated depreciation and amortization	(11,581,885)	(11,936,004)
Construction in progress	206,250	281,629
Net property and equipment	1,718,080	1,556,139
Right-of-use lease asset (note 4, leases)	297,000	332,000
Deferred taxes	1,609,982	1,569,726
Total Assets	$21,172,328	21,602,116

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Note payable, current portion	43,478	46,797
Accounts payable	2,409,773	2,535,086
Accrued expenses	843,770	1,075,137
Deferred revenue	207,247	251,755
Lease liability, current portion	160,000	160,000

Total current liabilities	3,664,268	4,068,775

Note payable less current portion	-	8,090
Deferred revenue – long term	31,277	31,277
Long term lease liability	137,000	172,000

Total liabilities	3,832,545	4,280,142
Commitments & Contingencies
Stockholders’ equity:
Common stock, $0.01 par value, authorized 20,000,000 shares; issued 14,601,487 shares; outstanding 14,519,215 shares at each March 30, 2024 and December 30, 2023	146,015	146,015
Additional paid-in capital	40,341,855	40,180,893
Accumulated deficit	(22,897,949)	(22,754,796)
Less cost of 82,272 common shares repurchased at each March 30, 2024 and December 30, 2023	(250,138)	(250,138)

Total stockholders’ equity	17,339,783	17,321,974

Total liabilities and stockholders’ equity	$21,172,328	$21,602,116

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.

Statements of Operations (Unaudited)

	Fiscal Quarters Ended
	March 30, 2024	April 1, 2023

Revenues:
Product sales	$5,912,634	$7,100,267

Total revenues	5,912,634	7,100,267
Cost of product sales	5,006,324	4,855,564

Gross Margin	906,310	2,244,703
Selling, general, and administrative expense	1,165,922	1,550,522

Operating income (loss)	(259,612)	694,181
Other income, net	79,171	15,590

Income (loss) before taxes	(180,441)	709,771
Income tax provision (benefit)	(37,288)	250,570

Net income (loss)	$(143,153)	$459,201

Net income (loss) per basic common share	$(0.01)	$0.03

Weighted average number of basic common shares outstanding	14,519,215	14,452,284

Net income (loss) per diluted common share	$(0.01)	$0.03

Weighted average number of diluted common shares outstanding	14,519,215	14,639,600

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED March 30, 2024 AND April 1, 2023

	Common Stock
	Number of shares issued	Par Value	Additional paid-in capital	Accumulated deficit	Stock repurchased	Total stockholders’ equity
Balance at December 30, 2023	14,601,487	$146,015	$40,180,893	$(22,754,796)	$(250,138)	$17,321,974
Share-based compensation expense	—	—	160,962	—	—	160,962
Net loss	—	—	—	(143,153)	—	(143,153)
Balance at March 30, 2024	14,601,487	146,015	$40,341,855	$(22,897,949)	$(250,138)	$17,339,783

Balance at December 31, 2022	14,460,486	$144,605	$39,726,851	$(24,125,092)	$(40,848)	$15,705,516
Share-based compensation expense	—	—	130,441	—	—	130,441
Employee options exercises	7,001	70	10,215	—	(790)	9,495
Net income	—	—	—	459,201	—	459,201
Balance at April 1, 2023	14,467,487	144,675	$39,867,507	$(23,665,891)	$(41,638)	$16,304,653

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.

Statements of Cash Flows (Unaudited)

	Fiscal Quarters Ended
	March 30, 2024	April 1, 2023

Cash flows from operating activities:
Net income (loss)	$(143,153)	$459,201
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	101,405	124,608
Share-based compensation	160,962	130,441
Changes in:
Accounts receivable - trade	540,520	(936,163)
Accounts receivable - other	55,701	(15,035)
Inventories	(29,530)	183,246
Prepaid expenses and other current assets	(115,604)	(88,359)
Accounts payable	(125,313)	210,028
Accrued expenses	(231,367)	(89,402)
Deferred taxes	(40,256)	226,444
Deferred revenue	(44,508)	(924,080)

Net cash provided by (used in) operating activities	128,857	(719,071)

Cash flows from investing activities:
Purchases of property and equipment	(263,346)	(176,618)

Net cash used in investing activities	(263,346)	(176,618)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	-	9,495
Payments on note payable	(11,409)	(10,696)

Net cash used in financing activities	(11,409)	(1,201)

Net decrease in cash and cash equivalents	(145,898)	(896,890)
Cash and cash equivalents at beginning of period	8,813,626	8,266,753

Cash and cash equivalents at end of period	$8,667,728	$7,369,863

Supplemental disclosures of cash flows information:
Cash paid for interest	$825	$1,538
Supplemental disclosures of non-cash activity:
Net exercise of stock options	$-	$790

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

The Company’s balance sheet at December 30, 2023 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2023 and in CPS’s other SEC reports, which are accessible on the SEC’s website at www.sec.gov and the Company’s website at www.cpstechnologysolutions.com.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

(3)     Net Income (Loss) Per Common and Common Equivalent Share

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares plus additional common shares that would have been outstanding if potential dilutive common shares had been issued for granted stock options and stock purchase rights. Had there been a profit in Q1 2024, the dilutive effect would have been 74,285 shares.  Common stock equivalents are excluded from the diluted calculations when a net loss is incurred as they would be anti-dilutive.

The following table presents the calculation of both basic and diluted EPS:

	Three Months Ended
	March 30, 2024	April 1, 2023

Basic EPS Computation:
Numerator:
Net income (loss)	$(143,153)	$459,201
Denominator:
Weighted average common shares outstanding	14,519,215	14,452,284
Basic EPS	$(0.01)	$0.03
Diluted EPS Computation:
Numerator:
Net income (loss)	$(143,153)	$459,201
Denominator:
Weighted average common shares outstanding	14,519,215	14,452,284
Dilutive effect of stock options	-	187,316
Total Shares	14,519,215	14,639,600
Diluted EPS	$(0.01)	$0.03

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

The real estate lease expiring in 2026 (the “Norton facility lease”) is included as a right-of-use lease asset and corresponding lease liability (current and noncurrent portions) on the balance sheet. This asset and liability was recognized on March 30, 2024 based on the present value of lease payments over the lease term using the Company’s incremental borrowing rate at commencement date. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s capitalized operating leases as of March 30, 2024

(Dollars in Thousands)
Maturity of capitalized lease liabilities	Lease payments
Remaining 2024	$124
2025	165
2026	28
Total undiscounted operating lease payments	$317
Less: Imputed interest	(20)
Present value of operating lease liability	$297
Balance Sheet Classification
Current lease liability	$160
Long-term lease liability	137
Total operating lease liability	$297
Other Information
Weighted-average remaining lease term for capitalized operating leases (in months)	23
Weighted-average discount rate for capitalized operating leases	6.6%

Operating Lease Costs and Cash Flows

Operating lease cost and cash paid was $41 thousand during the first quarter of 2024. This cost is related to its long-term operating lease. All other short-term leases were immaterial.

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

During the quarters ended March 30, 2024 and April 1, 2023, a total of 135,500 and 0 stock options, respectively, were granted to employees under the Company’s 2020 Equity Incentive Plan (the “Plan”) and a total of 75,000 and 50,000 stock options, respectively, were granted to outside directors during the quarters ended March 30, 2024 and April 1, 2023.

During the quarter ended March 30, 2024, there were 0 options exercised.  During the quarter ended April 1, 2023, there were 7,001 options exercised and corresponding shares issued at a weighted average price of $1.47.

During the quarter ended March 30, 2024, the Company repurchased 0 shares for employees to facilitate their exercise of stock options. During the quarter ended April 1, 2023, the Company repurchased 285 shares for employees to facilitate their exercise of stock options.

There were also 1,097,900 options outstanding at a weighted average price of $2.61 with a weighted average remaining contractual term of 7.06 years as of March 30, 2024 and there were 582,800 shares exercisable at a weighted average price of $2.44 with a weighted average remaining term of 5.3 years.  There were 1,004,400 options outstanding at a weighted average price of $2.51 with a weighted average remaining contractual term of 6.10 years as of April 1, 2023. The Plan, as amended, is authorized to issue 1,500,000 shares of common stock. As of March 30, 2024, there were 638,300 shares available for future grants.

As of March 30, 2024, there was $693 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan; that cost is expected to be recognized over a weighted average period of 2.44 years.

During the quarters ended March 30, 2024 and April 1, 2023, the Company recognized approximately $161 thousand and $130 thousand, respectively, as shared-based compensation expense related to previously granted shares under the Plan.

(6)     Inventories

Inventories consist of the following:

	March 30, 2024	December 30, 2023

Raw materials	$2,745,792	$2,861,333
Work in process	1,577,574	1,493,582
Finished goods	616,054	537,975

Gross inventory	4,939,420	4,892,890
Reserve for obsolescence	(327,960)	(310,960)

Inventories, net	$4,611,460	$4,581,930

(7)    Accrued Expenses

Accrued expenses consist of the following:

	March 30, 2024	December 30, 2023

Accrued legal and accounting	$57,460	$86,000
Accrued payroll and related expenses	387,271	649,201
Accrued other	399,039	339,936

Total Accrued Expenses	$843,770	$1,075,137

(8)     Revolving Line of Credit

In May 2023, the Company terminated its $3.0 million revolving line of credit (LOC) with Massachusetts Business Development Corporation (BDC). A new LOC in the amount of $3.0 million was entered into with Rockland Trust Company. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of the National Prime Rate as published by the Wall Street Journal (8.5% at March 30, 2024). On March 30, 2024, the Company had $0 of borrowings under this LOC and its borrowing base at the time would have permitted an additional $3.0 million to have been borrowed.  The LOC remains in effect until terminated per mutual agreement by both parties.  Total interest expense for Q1 2024 was $0 and was $0 thousand for Q1 2023.

(9)      Note Payable

In March 2020, the Company acquired inspection equipment for a price of $208 thousand. The full amount was financed through a 5 year note payable with a third party equipment finance company.   The note is collateralized by the equipment and is being paid in monthly installments of $4 thousand, consisting of principal plus interest at a fixed rate of 6.47%.

The aggregate maturities of the notes payable based on the payment terms of the agreement are as follows:

Remaining in:
FY 2024	$35,388
FY 2025	$8,090
Total	$43,478

Total interest expense on notes payable during Q1 2024 was $825 compared to $1,538 in Q1 2023.

(10)   Income Taxes

A valuation allowance against deferred tax assets is required to be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized.

The Company believes that it is “more likely than not” that the Company will be able to fully utilize the deferred tax asset. For the first quarter of 2024 the deferred tax asset was increased $40 for the estimated tax benefit on Q1 net loss.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the financial statements of the Company and notes thereto included in this report and the Company’s Annual Report on Form 10-K for the year ended December 30, 2023 and in CPS’s other SEC reports, which are accessible on the SEC’s website at www.sec.gov and the Company’s website at www.cpstechnologysolutions.com.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. There are a number of factors that could cause the Company’s actual results to differ materially from those forecasted or projected in such forward-looking statements. This includes the impact of the Russian invasion of Ukraine and other conflicts and potential conflicts throughout the world, which are discussed in Item 3 of this report. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or changed circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

The critical accounting policies utilized by the Company in preparation of the accompanying financial statements are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 30, 2023, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There have been no material changes to these policies since December 30, 2023.

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

Results of Operations for the First Fiscal Quarter of 2024 (Q1 2024) Compared to the First Fiscal Quarter of 2023 (Q1 2023); (all $ in 000’s)

Revenues totaled $5,913 in Q1 2024 compared with $7,100 generated in Q1 2023, a decrease of 17%. Two factors in particular contributed to this decrease. One of our largest customers in 2023 significantly reduced their purchases due to their having excess inventory that they are in the process of working down. Additionally, while we are cautiously optimistic that identified quality issues have been resolved, we continue to run tests which occupy machine time that would otherwise have been spent on production for customers.

Gross margin in Q1 2024 totaled $906 or 15% of sales. This compares with gross margin in Q1 2023 of $2,245 or 32% of sales. This decrease was due to the lower sales volumes on fixed costs as well as the aforementioned testing being done on the quality issues.

Selling, general and administrative (SG&A) expenses totaled $1,166 in Q1 2024 compared with SG&A expenses of $1,551 in Q1 2023. This decrease was due in part to a reduction in variable compensation as well as lower commission expense due to lower revenue numbers and their impact on profitability. In addition, there are a number of areas in which management has been able to reduce SG&A expenses compared to last year.

The Company experienced an operating loss of $260 in Q1 2024 compared with an operating profit of $694 in Q1 2023, a decrease of 137%. This decrease was a result of the decreased gross margin, partially offset by the decrease in SG&A expenses.

CPS does not rely on raw materials from Ukraine, Russia, Israel or Gaza. As a result, we do not believe that the Russian invasion of Ukraine or the conflict in Israel and Gaza will have a direct impact on our results. Nevertheless, there could be an indirect impact regarding supply chain and inflationary issues as a result of these conflicts.

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

Liquidity and Capital Resources (all $ in 000’s unless noted)

The Company’s cash and cash equivalents at March 30, 2024 totaled $8,668. This compares to cash and cash equivalents at December 30, 2023 of $8,814. The Company has invested in new equipment to enable us to be more cost effective as well as improving our quality department’s ability to ensure we are shipping better product, going forward.

Accounts receivable at March 30, 2024 totaled $3,876 compared with $4,472 at December 30, 2023. Days Sales Outstanding (DSO) decreased from 60 days at the end of 2023 to 59 days at the end of Q1 2024. The accounts receivable balances at December 30, 2023, and March 30, 2024 were both net of an allowance for doubtful accounts of $10.

Inventories totaled $4,611 at March 30, 2024 compared with inventory totaling $4,582 at December 30, 2023. The inventory turnover in the most recent four quarters ending Q1 2024 was 4.4 times (based on a 5 quarter end average) compared with 4.3 times averaged during the four quarters of 2023.

The Company expects it will continue to be able to fund its operations for the remainder of 2024 from operations and existing cash balances.

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

Contractual Obligations (all $ in 000’s unless otherwise noted)

In May 2023, the Company terminated its $3.0 million revolving line of credit (LOC) with Massachusetts Business Development Corporation (BDC). A new LOC in the amount of $3.0 million was entered into with Rockland Trust Company. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of the National Prime Rate as published by the Wall Street Journal. On March 30, 2024, the Company had $0 of borrowings under this LOC and its borrowing base at the time would have permitted an additional $3.0 million to have been borrowed.  The LOC remains in effect until terminated per mutual agreement by both parties.

In March 2020, the Company acquired a scanning acoustic microscope for a price of $208 thousand. The full amount was financed through a 5 year note payable with a financing company. The note is collateralized by the microscope and is being paid in monthly installments of $4 thousand, consisting of principal plus interest at a fixed rate of 6.47%

The Company has one real estate lease expiring in February 2026. CPS also has a few other leases for equipment which are minor in nature and are generally short-term in duration. None of these have been capitalized. (Note 4, Leases)

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not significantly exposed to the impact of interest rate changes or foreign currency fluctuations. The Company has not used derivative financial instruments.

Although CPS has not been directly impacted by the war in Ukraine or by the war between Israel and Gaza, potential supply chain disruptions and its impact on energy costs are areas where we could be impacted in the future.

Inflation is an area where we have seen some impact on our business. We have seen price increases in commodity raw materials, as well as increases in other costs of doing business. As we receive new orders we have been able to pass on most of these costs to our customers. In the case of longer term pricing agreements, we have been able to pass on some of these costs through surcharges and in other ways to mitigate the impact on our profit. As inflation continues, our ability to continue to absorb higher costs by raising customer prices cannot be guaranteed.

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

There have been no material changes to the risk factors as discussed in our 2023 Form 10-K.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

Not applicable.

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K:

(a)	Exhibits:

Exhibit 31.1 Certification Of President and Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

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

CPS TECHNOLOGIES CORPORATION

(Registrant)

Date: May 7, 2024

/s/Brian T. Mackey

Brian T. Mackey

President and Chief Executive Officer

Date: May 7, 2024

/s/ Charles K. Griffith Jr.

Charles K. Griffith Jr.

Chief Financial Officer