Form 10-K/A
period 2023-12-30
CPS TECHNOLOGIES CORP/DE/
filed 2024-08-02
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

CPS Technologies Corp. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 30, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2024 (the “Original 10-K”), solely for the purpose of filing revised versions of Exhibits 31.1 and 31.2 filed with the Original 10-K and adding the Independent Registered Public Accounting Firm’s PCAOB number to the Financial Statement index.

The Company is filing revised Exhibits 31.1 and 31.2 solely in order to include certification language that was inadvertently omitted from such exhibits when originally filed and the inadvertently omitted PCAOB number. For reference purposes only, we are also including Item 9A, Exhibit 32.1 and the financial statements which remain unchanged from the original filing. The Amendment does not reflect events occurring after the date of the filing of the Original 10-K or modify or update any of the other disclosures contained therein in any way. Accordingly, the Amendment should be read in conjunction with the Original 10-K.

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

CPS TECHNOLOGIES CORP.
EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPS Technologies Corp.
Date: August 2, 2024	By:	/s/ Brian T. Mackey
Brian T. Mackey President and Chief Executive Officer

CPS Technologies Corp.
Date: August 2, 2024	By:	/s/ Charles K. Griffith Jr.
Charles K. Griffith Jr. Chief Financial Officer