Form 10-Q
period 2024-06-29
CPS TECHNOLOGIES CORP/DE/
filed 2024-08-02
CIK 814676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 29, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of July 24,2024: 14,525,960.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORP.

Balance Sheets (Unaudited)

	June 29,	December 30,
	2024	2023
ASSETS

Current assets:
Cash and cash equivalents	$6,306,244	$8,813,626
Marketable securities, at fair value	758,701	-
Accounts receivable-trade, net	4,064,293	4,389,155
Accounts receivable-other	198,348	83,191
Inventories, net	4,121,678	4,581,930
Prepaid expenses and other current assets	366,655	276,349

Total current assets	15,815,919	18,144,251

Property and equipment:
Production equipment	9,940,480	11,271,982
Furniture and office equipment	891,921	952,883
Leasehold improvements	873,730	985,649

Total cost	11,706,131	13,210,514

Accumulated depreciation and amortization	(10,068,557)	(11,936,004)
Construction in progress	496,331	281,629

Net property and equipment	2,133,905	1,556,139

Right-of-use lease asset	261,000	332,000
Deferred taxes, net	1,877,302	1,569,726

Total assets	$20,088,126	$21,602,116

See accompanying notes to financial statements.

(continued)

CPS TECHNOLOGIES CORP.

Balance Sheets (Unaudited)

(concluded)

	June 29,	December 30,
	2024	2023
LIABILITIES AND STOCKHOLDERS` EQUITY

Current liabilities:
Note payable, current portion	$31,885	$46,797
Accounts payable	2,587,874	2,535,086
Accrued expenses	671,853	1,075,137
Deferred revenue	65,578	251,755
Lease liability, current portion	160,000	160,000

Total current liabilities	3,517,190	4,068,775

Note payable less current portion	-	8,090
Deferred revenue – long term	31,277	31,277
Long term lease liability	101,000	172,000

Total liabilities	3,649,467	4,280,142

Commitments and contingencies (note 6)

Stockholders` equity:
Common stock, $0.01 par value, authorized 20,000,000 shares; issued 14,601,487 shares; outstanding 14,519,215 shares at each June 29, 2024 and December 30, 2023	146,015	146,015
Additional paid-in capital	40,386,335	40,180,893
Accumulated other comprehensive income	8,701	-
Accumulated deficit	(23,852,254)	(22,754,796)
Less cost of 82,272 common shares repurchased at each June 29, 2024 and December 30, 2023	(250,138)	(250,138)

Total stockholders` equity	16,438,659	17,321,974

Total liabilities and stockholders` equity	$20,088,126	$21,602,116

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.

Statements of Operations and Other Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Revenues:
Product sales	$5,030,313	$7,418,138	$10,942,947	$14,518,405

Total revenues	5,030,313	7,418,138	10,942,947	14,518,405

Cost of product sales	5,260,305	5,221,879	10,266,629	10,077,444

Gross margin	(229,992)	2,196,259	676,318	4,440,961

Selling, general, and administrative expense	1,084,995	1,465,349	2,250,917	3,015,871

Income (loss) from operations	(1,314,987)	730,910	(1,574,599)	1,425,090

Interest income (expense), net	90,851	79,652	170,021	95,242

Net income (loss) before income tax	(1,224,136)	810,562	(1,404,578)	1,520,332
Income tax provision (benefit)	(269,832)	210,058	(307,120)	460,628

Net income (loss)	$(954,304)	$600,503	$(1,097,458)	$1,059,704
Other comprehensive income
Net unrealized gains on available for sale securities	8,701	--	8,701	--
Total other comprehensive income	8,701	--	8,701	--

Total comprehensive income (loss)	(945,603)	600,503	(1,088,757)	1,059,704)

Net income (loss) per basic common share	$(0.07)	$0.04	$(0.08)	$0.07

Weighted average number of basic common shares outstanding	14,519,215	14,493,970	14,519,215	14,473,128

Net income (loss) per diluted common share	$(0.07)	$0.04	$(0.08)	$0.07

Weighted average number of diluted common shares outstanding	14, 519,215	14,621,929	14,519,215	14,630,765

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 29, 2024 AND JULY 1, 2023

	Common Stock

	Number of shares issued	Par Value	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Stock repurchased	Total stockholders' equity
Balance at March 30, 2024	14,601,487	$146,015	$40,341,855	$-	$(22,897,950)	$(250,138)	$17,339,782
Share-based compensation expense	-	-	44,480	-	-	-	44,480
Other comprehensive income	-	-	-	8,701	-	-	8,701
Net loss	-	-	-	-	(954,304)	-	(954,304)
Balance at June 29, 2024	14,601,487	$146,015	$40,386,335	$8,701	$(23,852,254)	$(250,138)	$16,438,659

	Common Stock
	Number of shares issued	Par Value	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Stock repurchased	Total stockholders' equity
Balance at December 30, 2023	14,601,487	$146,015	$40,180,893	$-	$(22,754,796)	$(250,138)	$17,321,974
Share-based compensation expense	-	-	205,442	-	-	-	205,442
Other comprehensive income	-	-	-	8,701	-	-	8,701
Net loss	-	-	-	-	(1,097,458)	-	(1,097,458)
Balance at June 29, 2024	14,601,487	$146,015	$40,386,335	$8,701	$(23,852,254)	$(250,138)	$16,438,659

	Common Stock		Additional			Total
	Number of		paid-in	Accumulated	Stock	stockholders'
	shares issued	Par Value	capital	deficit	repurchased	equity
Balance at April 1, 2023	14,467,487	$144,675	$39,867,507	$(23,665,891)	$(41,638)	$16,304,653
Share-based compensation expense	-	-	17,316	-	-	17,316
Employee option exercises	79,000	790	93,630	-	(70,300)	24,120
Net income	-	-	-	600,503	-	600,503
Balance at July 1, 2023	14,546,487	$145,465	$39,978,453	$(23,065,388)	$(111,938)	$16,946,592

	Common Stock		Additional			Total
	Number of		paid-in	Accumulated	Stock	stockholders'
	shares issued	Par Value	capital	deficit	repurchased	equity
Balance at December 31, 2022	14,460,486	$144,605	$39,726,851	$(24,125,092)	$(40,848)	$15,705,516
Share-based compensation expense	-	-	147,757	-	-	147,757
Employee options Exercised	86,001	860	103,845	-	(71,090)	33,615
Net income	-	-	-	1,059,704	-	1,059,704
Balance at July 1, 2023	14,546,487	$145,465	$39,978,453	$(23,065,388)	$(111,938)	$16,946,592

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.

Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 29,	July 1,
	2024	2023

Cash flows from operating activities:
Net income (loss)	$(1,097,458)	$1,059,704
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	237,954	252,969
Share-based compensation	205,442	147,757

Changes in:
Accounts receivable-trade	324,862	(1,296,584)
Accounts receivable-other	(115,157)	611,028
Inventories	460,252	62,148
Prepaid expenses and other current assets	(90,306)	(77,073)
Accounts payable	52,788	522,667
Accrued expenses	(403,284)	40,658
Deferred taxes	(307,576)	405,404
Deferred revenue	(186,177)	(892,803)

Net cash provided by (used in) operating activities	(918,660)	835,875

Cash flows from investing activities:
Purchases of property and equipment	(815,720)	(433,579)
Purchase of marketable securities	(750,000)	-

Net cash used in investing activities	(1,565,720)	(433,579)

Cash flows from financing activities:
Proceeds from exercise of employee stock options, net of repurchases	-	33,615
Payments on note payable	(23,002)	(21,439)

Net cash provided by (used in) financing activities	(23,002)	12,176

Net increase (decrease) in cash and cash equivalents	(2,507,382)	414,472

Cash and cash equivalents at beginning of period	8,813,626	8,266,753

Cash and cash equivalents at end of period	$6,306,244	$8,681,225

Supplemental disclosures of cash flows information:
Cash paid for interest	1,465	2,902

Supplemental disclosures of non-cash activity:
Net exercise of stock options	-	71,090

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

The Company also engages in research and development, in some cases government funded and in others internally funded, focused on developing new products in response to customer requirements. These products expand our offerings in existing markets and enable penetration into new markets.

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

(3)     Marketable Securities

           Investments consist of U.S. Treasury Bills with maturities up to one year. Since it is not management’s intention to hold these debt securities until the maturity dates, these have been classified as available-for-sale (“AFS”) and are recorded on the balance sheet at fair value, with changes in fair value recorded as a component of other comprehensive income.

(4)     Fair value of Marketable Securities

ASC 820, Fair Value Measurements (“ASC 820”) states that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The three-tiered fair value hierarchy, which prioritizes which inputs should be used in measuring fair value, is comprised of: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than quoted prices in active markets that are observable either directly or indirectly and (Level III) unobservable inputs for which there is little or no market data. The fair value hierarchy requires the use of observable market data when available in determining fair value. CPS’ marketable securities consist solely of US Government bonds with a maturity of 12 months or less and which fall under level II of the fair value hierarchy. The value of these bonds as of June 29, 2024 was $758,701. CPS held no investments in marketable securities as of December 30, 2023.

	June 29, 2024	December 30, 2023
Cost basis	$ 750,000	--
Unrealized gain	$ 8,701	--
Total fair value	$ 758,701	--

(5)     Net Income Per Common and Common Equivalent Share

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the sum of the weighted average number of common shares plus additional common shares that would have been outstanding if potential dilutive common shares had been issued for granted stock options and stock purchase rights. Common stock equivalents are excluded from the diluted calculations when a net loss is incurred as they would be anti-dilutive.  Had there been a profit in Q2 2024, the dilutive effect would have been 29,254 shares.

The following table presents the calculation of both basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Basic EPS Computation:
Numerator:
Net income (loss)	$(954,304)	$600,503	$(1,097,458)	$1,059,704

Denominator:
Weighted average
Common shares
Outstanding	14,519,215	14,493,970	14,519,215	14,473,128

Basic EPS	$(0.07)	$0.04	$(0.08)	$0.07

Diluted EPS Computation:
Numerator:
Net income (loss)	$(954,304)	$600,503	$(1,097,458)	$1,059,704

Denominator:
Weighted average
Common shares
Outstanding	14,519,215	14,493,970	14,519,215	14,473,128
Dilutive effect of stock options	-	127,959	-	157,637

Total Shares	14,519,215	14,621,929	14,519,215	14,630,765

Diluted EPS	$(0.07)	$0.04	$(0.08)	$0.07

(6)     Commitments & Contingencies

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

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s capitalized operating lease as of June 29, 2024:

(Dollars in Thousands)	June 29, 2024
Maturity of capitalized lease liabilities	Lease payments

2024	$83
2025	165
2026	28
Total undiscounted operating lease payments	$276
Less: Imputed interest	(15)
Present value of operating lease liability	$261

Balance Sheet Classification
Current lease liability	$160
Long-term lease liability	101
Total operating lease liability	$261

Other Information
Remaining lease term for capitalized operating lease (months)	20
Discount rate for capitalized operating leases	6.6%

Operating Lease Costs and Cash Flows

Operating lease cost and cash paid was $41 thousand during the second quarter of 2024 and $82 thousand for the six months ended June 29, 2024. These costs are related to its long-term operating lease. All other short-term leases were immaterial.

Finance Leases

The company does not have any finance leases.

(7)     Share-Based Payments

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

During the quarter ended June 29, 2024, no stock options were granted to employees under the Company’s 2020 Equity Incentive Plan Stock Incentive Plan (the “Plan”) and no stock options were granted to outside directors during the quarter ended June 29, 2024. During the quarter ended July 1, 2023, a total of 60,000 stock options were granted to employees under the Company’s 2020 Equity Incentive Plan Stock Incentive Plan (the “Plan”) and no stock options were granted to outside directors during the quarter ended July 1, 2023, issued at a weighted average price of $2.66 per share.

During the three and six months ended June 29, 2024, there were no options exercised and corresponding shares issued. During the three and six months ended July 1, 2023, there were 79,000 and 86,001 options exercised and corresponding shares issued at a weighted average price of $1.20 and $1.22, respectively.

During the three and six months ended June 29, 2024, the Company did not repurchase any shares for employees to facilitate their exercise of stock options. During the three and six months ended July 1, 2023, the Company repurchased 24,642 and 24,927 shares, respectively, for employees to facilitate their exercise of stock options.

There were also 1,097,900 options outstanding at a weighted average price of $2.61 with a weighted average remaining term of 6.81 years as of June 29, 2024, and there were 610,000 options exercisable at a weighted average price of $2.45 with a weighted average remaining term of 5.09 years as of June 29, 2024. The Plan, as amended, is authorized to issue 1,500,000 shares of common stock. As of June 29, 2024, there were 638,300 shares available for future grants under the 2020 Plan and 236,200 shares outstanding under the 2009 Plan.

           As of June 29, 2024, there was $648 thousand of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan; that cost is expected to be recognized over a weighted average period of 2.93 years.

During the three and six months ended June 29, 2024, the Company recognized $44,480 and $205,442, respectively, as shared-based compensation expense related to previously granted shares under the Plan.

During the three and six months ended July 1, 2023, the Company recognized $17,316 and $147,757, respectively, as shared-based compensation expense related to previously granted shares under the Plan.

(8)     Inventories

Inventories consist of the following:

	June 29,	December 30,
	2024	2023

Raw materials	$2,567,758	$2,861,333
Work in process	1,579,991	1,493,582
Finished goods	393,889	537,975

Total inventory	4,541,638	4,892,890

Reserve for obsolescence	(419,960)	(310,960)

Inventories, net	$4,121,678	$4,581,930

(9)      Accrued Expenses

Accrued expenses consist of the following:

	June 29,	December 30,
	2024	2023

Accrued legal and accounting	$67,846	$86,000
Accrued payroll and related expenses	246,953	649,201
Accrued product returns	288,000	288,000
Accrued other	69,054	51,936

	$671,853	$1,075,137

(10)     Line of Credit

In May 2023, the Company terminated its $3.0 million revolving line of credit (LOC) with Massachusetts Business Development Corporation (BDC). A new LOC in the amount of $3.0 million was entered into with Rockland Trust Company. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of the National Prime Rate as published by the Wall Street Journal (8.5% at June 29, 2024). On June 29, 2024, the Company had $0 of borrowings under this LOC and its borrowing base at the time would have permitted an additional $3.0 million to have been borrowed. The line of credit remains in effect until terminated by mutual agreement of both parties.

(11)     Note Payable

In March 2020, the Company acquired inspection equipment for a price of $208 thousand. The full amount was financed through a 5 year note payable with a third-party equipment finance company.   The note is collateralized by the equipment and is being paid in monthly installments of $4 thousand, consisting of principal plus interest at a rate of 6.47%.

The aggregate maturities of the notes payable based on the payment terms of the agreement are as follows:

Remaining in:	Payments due by period
FY 2024	$23,795
FY 2025	$8,090
Total	31,885

Total interest expense on notes payable during 2024 was $1,465.

(12)   Income Taxes

A valuation allowance against deferred tax assets is required to be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized.  Management has determined that a valuation allowance is not needed as it expects that the deferred tax asset will be fully utilized.

For the three and six months ended June 29, 2024 the deferred tax asset was increased $40,256 and $307,576 for the estimated tax benefit on Q2 and year to date net losses, respectively

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. There are a number of factors that could cause the Company’s actual results to differ materially from those forecasted or projected in such forward-looking statements. This includes the impact of the Russian invasion of Ukraine and other conflicts and potential conflicts throughout the world and the impact of a strong dollar on the prices the Company charges to foreign customers, which are discussed in Item 3 of this report. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or changed circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Critical Accounting Estimates

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

Overview

Products we provide include baseplates for motor controllers used in high-speed electric trains, subway cars, wind turbines, and hybrid and electric vehicles. We provide baseplates and housings used in radar, satellite and avionics applications. We provide lids and heat spreaders used with high performance integrated circuits for use in internet switches and routers. We provide baseplates and housings used in modules built with Wide Band Gap Semiconductors like Silicon Carbide (“SiC”) and Gallium Nitride (“GaN”), collectively Metal Matrix Composites (“MMC”). CPS also assembles housings and packages for hybrid circuits. These housings and packages may include MMC components; they may include components made of more traditional materials such as aluminum, cold rolled steel and Kovar. Using its proprietary MMC technology, the Company also produces light-weight vehicle armor, particularly for extreme environments and heavy threat levels. In addition the Company engages in research and development activities with the goal of developing new products that address challenging customer requirements. These activities typically leverage the company’s extensive knowledge base in the development and volume manufacturing of advanced materials.

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

Results of Operations for the Second Fiscal Quarter of 2024 (Q2 2024) Compared to the Second Fiscal Quarter of 2023 (Q2 2023); (all $ in 000’s)

Revenues totaled $5,030 in Q2 2024 compared with $7,418 generated in Q2 2023, a decrease of 32%. This decrease was mainly due to the completion of the armor contract for the US Navy in Q2 2024 as compared to 2023. In addition, one of the Company’s major customers in 2023 significantly reduced their purchases in Q2 due to their having excess inventory that they are in the process of working down.

Gross loss in Q2 2024 totaled $230 or -5% of sales. This compares with gross profit in Q2 2023 of $2,196 or 30% of sales. This percentage decrease was due to several factors including the impact of fixed costs on significantly lower revenues, as well as abnormally low production yield levels in some of our hermetic package products.

Selling, general and administrative (SG&A) expenses totaled $1,085 in Q2 2024 compared with SG&A expenses of $1,465 in Q2 2023. This decrease was primarily due to the reduction in variable compensation as a result of weaker results from operations in Q2 2024 as compared to Q2 2023. In addition, the Company was able to reduce its outside consulting costs.

The Company experienced an operating loss of $1,315 in Q2 2024 compared with an operating profit of $731 in Q2 2023, a decrease of 280%. This decrease was a result of the decreased gross margin, partially offset by the decrease in SG&A expenses.

Results of Operations for the First Six Months of 2024 Compared to the First Six Months of 2023 (all $ in 000s)

Total revenue was $10,943 in the first half of 2024, a 25% decrease compared with total revenue of $14,518 in the first half of 2023. This decrease was mainly due to the completion of our armor order for the US Navy in 2024 as compared to 2023. In addition, one of the Company’s major customers in 2023 significantly reduced their purchases in both Q1 and Q2 due to their having excess inventory that they are in the process of working down.

Gross margin in the first six months of 2024 totaled $676 or 6% of sales. In the first six months of 2023 gross margin totaled $4,441 or 31% of sales. This decrease was due to the decrease in revenue and the decreased coverage of our fixed costs, as well as the increased costs incurred by the Company in non-revenue producing activities, designed to increase revenue in the future, including fiber reinforced aluminum and new armor configurations. .

Selling, general and administrative (SG&A) expenses were $2,251 during the first six months of 2024, down 25% compared with SG&A expenses of $3,016 in the first six months of 2023. Decreased variable compensation accruals due to lower 2024 profitability as well as reduced commission and consulting expenses were the primary reasons for this decrease.

During the first half of 2024, the Company had net interest income of $170. This compares with interest income of $95 realized during the first half of 2023. The increase in interest income is primarily due to higher interest rates.

In the first six months of 2024 the Company had an operating loss of $1,575 compared with operating income $1,425 in the same period last year. The net loss for the first six months of 2024 totaled $1,097 versus operating income of $1,060 in the first six months of 2023.

CPS does not rely on raw materials from Ukraine, Russia, Israel or Gaza. As a result, we do not believe that the Russian invasion of Ukraine or the conflict in Israel and Gaza will have a direct impact on our results. Nevertheless, there could be an indirect impact regarding supply chain and inflationary issues as a result of these conflicts.

Inflation has had an impact on our costs. Thus far, we have been able to pass along these increases to our customers, but there is no guarantee that we will be able to continue this in the future. In addition, there is often a lag between when the costs increase and when we can adjust customer prices. Some of our larger customers will have pricing agreements, typically for one year, and we must wait for those agreements to end before making any pricing adjustments. Further, several of our larger customers buy from our major competitor in Japan. The devaluation of the Japanese yen related to the US dollar has made it more difficult for us to increase our prices in an amount necessary to fully make up for higher costs.

These factors combine to create a higher degree of uncertainty regarding future financial performance.

Liquidity and Capital Resources (all $ in 000’s unless noted)

The Company’s liquid assets at June 29, 2024 consist of cash and cash equivalents of $6,306 and marketable debt securities with a fair value of $759. This compares to cash and cash equivalents at December 30, 2023 of $8,814 and no marketable debt securities held at December 30, 2023.  The decrease in cash was due primarily to a decrease in working capital, higher expenditures for capital equipment acquired to improve future performance as well as the operating losses incurred in 2024.

Accounts receivable at June 29, 2024 totaled $4,263 compared with $4,472 at December 30, 2023. Days Sales Outstanding (DSO) increased from 60 days at the end of 2023 to 77 days at the end of Q2 2024. The increase in DSO was due to several large payments due at the end of Q2 2024 being delayed to the beginning of Q3 2024, as well as significantly higher sales volumes at the end of Q2 2024 as compared to the beginning of Q2 2024. The accounts receivable balances at December 30, 2023, and June 29, 2024 were both net of an allowance for doubtful accounts of $10.

Inventories totaled $4,122 at June 29, 2024 compared with inventory totaling $4,582 at December 30, 2023. The inventory turnover in the most recent four quarters ending Q2 2024 was 4.6 times (based on a 5 quarter end average) compared with 4.3 times averaged during the four quarters of 2023.

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

Contractual Obligations (all $ in 000’s unless otherwise noted)

In May 2023, the Company terminated its $3.0 million revolving line of credit (LOC) with Massachusetts Business Development Corporation (BDC). A new LOC in the amount of $3.0 million was entered into with Rockland Trust Company. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of the National Prime Rate as published by the Wall Street Journal. On June 29, 2024, the Company had $0 of borrowings under this LOC and its borrowing base at the time would have permitted an additional $3.0 million to have been borrowed.

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

The Company is not significantly exposed to the direct impact of interest rate changes or foreign currency fluctuations. Nevertheless, one of the Company’s major competitors is located in Japan. The relative strength of the US dollar versus the Japanese yen can have a negative impact on the Company’s ability to raise prices when necessary to offset increasing costs. The Company has not used derivative financial instruments.

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

PART II OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

None.  The potential claim mentioned in form 10-Q dated March 30, 2024 has been fully resolved.

ITEM 1A	RISK FACTORS

There have been no material changes to the risk factors as discussed in our 2023 Form 10-K.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

Not applicable.

ITEM 6	EXHIBITS:

(a)	Exhibits:

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

Date: August 2, 2024

/s/Brian T. Mackey

Brian T. Mackey

President and Chief Executive Officer

Date: August 2, 2024

/s/ Charles K. Griffith Jr.

Charles K. Griffith Jr.

Chief Financial Officer