Form 10-Q
period 2024-09-28
CPS TECHNOLOGIES CORP/DE/
filed 2024-11-01
CIK 814676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 28, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of October 28, 2024: 14,525,960.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORP.

Balance Sheets (Unaudited)

	September 28,	December 30,
	2024	2023
ASSETS

Current assets:
Cash and cash equivalents	$4,689,004	$8,813,626
Marketable securities, at fair value	1,020,952	–
Accounts receivable-trade, net	3,654,549	4,389,155
Accounts receivable-other	362,312	83,191
Inventories, net	4,433,412	4,581,930
Prepaid expenses and other current assets	506,126	276,349

Total current assets	14,666,355	18,144,251

Property and equipment:
Production equipment	9,953,702	11,271,982
Furniture and office equipment	891,921	952,883
Leasehold improvements	988,804	985,649

Total cost	11,834,427	13,210,514

Accumulated depreciation and amortization	(10,200,302)	(11,936,004)
Construction in progress	448,184	281,629

Net property and equipment	2,082,309	1,556,139

Right-of-use lease asset	224,000	332,000
Deferred taxes, net	2,249,985	1,569,726

Total assets	$19,222,649	$21,602,116

See accompanying notes to financial statements.

(continued)

CPS TECHNOLOGIES CORP.

Balance Sheets (Unaudited)

(concluded)

	September 28,	December 30,
	2024	2023
LIABILITIES AND STOCKHOLDERS` EQUITY

Current liabilities:
Note payable, current portion	$20,103	$46,797
Accounts payable	2,497,055	2,535,086
Accrued expenses	840,757	1,075,137
Deferred revenue	160,412	251,755
Lease liability, current portion	160,000	160,000

Total current liabilities	3,678,327	4,068,775

Note payable less current portion	–	8,090
Deferred revenue – long term	31,277	31,277
Long term lease liability	64,000	172,000

Total liabilities	3,773,604	4,280,142

Commitments and contingencies (note 7)

Stockholders` equity:
Common stock, $0.01 par value, authorized 20,000,000 shares; issued 14,661,487 shares; outstanding 14,525,960 shares at September 28, 2024 and issued 14,601,487 shares; outstanding 14,519,215 shares at December 30, 2023	146,615	146,015
Preferred stock, no shares issued or outstanding	–	–
Additional paid-in capital	40,520,215	40,180,893
Accumulated other comprehensive income	17,446	–
Accumulated deficit	(24,895,093)	(22,754,796)
Less cost of 135,527 common shares repurchased at September 28, 2024 and 82,272 common shares repurchased at December 30, 2023	(340,138)	(250,138)

Total stockholders` equity	15,449,045	17,321,974

Total liabilities and stockholders` equity	$19,222,649	$21,602,116

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.

Statements of Operations and Other Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Revenues:
Product sales	$4,247,116	$6,285,041	$15,190,063	$20,803,447

Total revenues	4,247,116	6,285,041	15,190,063	20,803,447

Cost of product sales	4,770,548	5,049,177	15,037,177	15,126,621

Gross profit (loss)	(523,432)	1,235,864	152,886	5,676,826

Selling, general, and administrative expense	963,064	1,105,227	3,214,831	4,121,099

Income (loss) from operations	(1,486,496)	130,637	(3,061,945)	1,555,727

Interest income (expense), net	71,650	78,181	241,686	176,325
Other income (expense), net	(676)	(1,228)	159	(4,130)

Net income (loss) before income tax	(1,415,522)	207,590	(2,820,100)	1,727,922
Income tax provision (benefit)	(372,683)	36,509	(679,803)	497,137

Net income (loss)	$(1,042,839)	$171,081	$(2,140,297)	$1,230,785
Other comprehensive income
Net unrealized gains on available for sale securities	8,745	–	17,446	–
Total other comprehensive income	8,745	–	17,446	–
Total comprehensive income (loss)	$(1,034,094)	$171,081	$(2,122,851)	$1,230,785

Net income (loss) per basic common share	$(0.07)	$0.01	$(0.15)	$0.08

Weighted average number of basic common shares outstanding	14,525,664	14,517,364	14,521,365	14,487,873

Net income (loss) per diluted common share	$(0.07)	$0.01	$(0.15)	$0.08

Weighted average number of diluted common shares outstanding	14,525,664	14,636,241	14,521,365	14,632,591

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 28, 2024 AND SEPTEMBER 30, 2023

	Common Stock
	Number of shares issued	Par Value	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Stock repurchased	Total stockholders’ equity
Balance at June 29, 2024	14,601,487	$146,015	$40,386,335	$8,701	$(23,852,254)	$(250,138)	$16,438,659
Share-based compensation expense	–	–	44,480	–	–	–	44,480
Employee option exercises	60,000	600	89,400	--	--	(90,000)	–
Other comprehensive income	–	–	–	8,745	–	–	8,745
Net loss	–	–	–	–	(1,042,839)	–	(1,042,839)
Balance at September 28, 2024	14,661,487	$146,615	$40,520,215	$17,446	$(24,895,093)	$(340,138)	$15,449,045

	Common Stock
	Number of shares issued	Par Value	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Stock repurchased	Total stockholders’ equity
Balance at December 30, 2023	14,601,487	$146,015	$40,180,893	$–	$(22,754,796)	$(250,138)	$17,321,974
Share-based compensation expense	–	–	249,922	–	–	–	249,922
Employee option exercises	60,000	600	89,400	--	--	(90,000)	–
Other comprehensive income	–	–	–	17,446	–	–	17,446
Net loss	–	–	–	–	(2,140,297)	–	(2,140,297)
Balance at September 28, 2024	14,661,487	$146,615	$40,520,215	$17,446	$(24,895,093)	$(340,138)	$15,449,045

	Common Stock
	Number of shares issued	Par Value	Additional paid-in capital	Accumulated deficit	Stock repurchased	Total stockholders' equity
Balance at July 1, 2023	14,546,487	$145,465	$39,978,453	$(23,065,388)	$(111,938)	$16,946,592
Share-based compensation expense	-	-	27,941	-	-	27,941
Employee option exercises	55,000	550	145,400	-	(138,200)	7,750
Net income	-	-	-	171,081	-	171,081
Balance at September 30, 2023	14,601,487	$146,015	$40,151,794	$(22,894,307)	$(250,138)	$17,153,364

	Common Stock
	Number of shares issued	Par Value	Additional paid-in capital	Accumulated deficit	Stock repurchased	Total stockholders' equity
Balance at December 31, 2022	14,460,486	$144,605	$39,726,851	$(24,125,092)	$(40,848)	$15,705,516
Share-based compensation expense	-	-	175,698	-	-	175,698
Employee options exercised	141,001	1,410	249,245	-	(209,290)	41,365
Net income	-	-	-	1,230,785	-	1,230,785
Balance at September 30, 2023	14,601,487	$146,015	$40,151,794	$(22,894,307)	$(250,138)	$17,153,364

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.

Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 28,	September 30,
	2024	2023

Cash flows from operating activities:
Net income (loss)	$(2,140,297)	$1,230,785
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	369,698	363,308
Share-based compensation	249,922	175,698
Deferred taxes	(680,259)	423,969

Changes in:
Accounts receivable-trade	734,606	(1,228,476)
Accounts receivable-other	(279,122)	668,625
Inventories	148,518	47,944
Prepaid expenses and other current assets	(145,063)	(126,234)
Accounts payable	(38,030)	314,262
Accrued expenses	(234,379)	246,437
Deferred revenue	(91,343)	(1,045,785)

Net cash provided by (used in) operating activities	(2,105,749)	1,070,533

Cash flows from investing activities:
Purchases of property and equipment	(895,868)	(567,349)
Purchase of marketable securities	(1,003,506)	–

Net cash used in investing activities	(1,899,374)	(567,349)

Cash flows from financing activities:
Proceeds from exercise of employee stock options, net of repurchases	–	41,365
Payments on note payable	(34,784)	(32,446)

Net cash provided by (used in) financing activities	(34,784)	8,919

Net increase (decrease) in cash and cash equivalents	(4,039,907)	512,103

Cash and cash equivalents at beginning of period	8,813,626	8,266,753

Cash, cash equivalents and restricted cash at end of period	$4,773,719	$8,778,856
Less: Restricted cash at end of period	84,715	–
Cash and cash equivalents at end of period	$4,689,004	$8,778,856

Supplemental disclosures of cash flows information:
Cash paid for income taxes	432	109,456
Cash paid for interest	1,917	4,130

Supplemental disclosures of non-cash activity:
Share repurchases as a reduction of stock option exercise proceeds	90,000	209,290

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

(3) Cash, Cash Equivalents and Restricted Cash

Our cash and cash equivalents are carried at fair value and consist primarily of cash, money market funds, cash deposits with commercial banks, U.S. government bonds and notes, and highly rated direct short-term instruments with an original maturity of 90 days or less. The Company has a restricted cash account in the amount of $84,715, as of September 28, 2024 to cover an open letter of credit for overseas purchases. Upon presentation of documents evidencing shipment of these goods, the issuing bank will draw on this account and make payment to the vendor. There was no restricted cash as of December 30, 2023.

	September 28, 2024	December 30, 2023
Cash and cash equivalents	$4,689,004	–
Restricted cash[1]	$84,715	–
Total cash, cash equivalents and restricted cash	$4,773,719	–

(1)	Recognized in prepaid expenses and other current assets on our Balance Sheet.

(4) Marketable Securities

Investments consist of U.S. Treasury Bills with maturities up to one year. Since it is not currently managements intention to hold these debt securities until the maturity dates, these have been classified as available-for-sale (“AFS”) and are recorded on the balance sheet at fair value, with changes in fair value recorded as a component of other comprehensive income.

(5)         Fair value of Marketable Securities

ASC 820, Fair Value Measurements (“ASC 820”) states that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The three-tiered fair value hierarchy, which prioritizes which inputs should be used in measuring fair value, is comprised of: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than quoted prices in active markets that are observable either directly or indirectly and (Level III) unobservable inputs for which there is little or no market data. The fair value hierarchy requires the use of observable market data when available in determining fair value. CPS’ marketable securities consist solely of US Government bonds with a maturity of 12 months or less and which fall under Level II of the fair value hierarchy. The fair value of these bonds as of September 28, 2024 was $1,020,952. CPS held no investments in marketable securities as of December 30, 2023.

	September 28, 2024	December 30, 2023
Cost basis	$1,003,506	–
Unrealized gain	$17,446	–
Total fair value	$1,020,952	–

(6)         Net Income Per Common and Common Equivalent Share

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the sum of the weighted average number of common shares plus additional common shares that would have been outstanding if potential dilutive common shares had been issued for granted stock options and stock purchase rights. Common stock equivalents are excluded from the diluted calculations when a net loss is incurred as they would be anti-dilutive. Had there been a profit in Q3 2024, the dilutive effect would have been 1,471 shares.

The following table presents the calculation of both basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Basic EPS Computation:
Numerator:
Net income (loss)	$(1,042,839)	$171,081	$(2,140,297)	$1,230,785

Denominator:
Weighted average
Common shares
Outstanding	14,525,664	14,517,364	14,521,365	14,487,873

Basic EPS	$(0.07)	$0.01	$(0.15)	$0.08

Diluted EPS Computation:
Numerator:
Net income (loss)	$(1,042,839)	$171,081	$(2,140,297)	$1,230,785

Denominator:
Weighted average
Common shares
Outstanding	14,525,664	14,517,364	14,521,365	14,487,873
Dilutive effect of stock options	–	118,877	–	144,718

Total Shares	14,525,664	14,636,241	14,521,365	14,632,591

Diluted EPS	$(0.07)	$0.01	$(0.15)	$0.08

(7)          Commitments & Contingencies

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

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s capitalized operating lease as of September 28, 2024:

(Dollars in Thousands)
Maturity of capitalized lease liabilities	Lease payments

2024	$41
2025	165
2026	28
Total undiscounted operating lease payments	$234
Less: Imputed interest	(10)
Present value of operating lease liability	$224

Balance Sheet Classification
Current lease liability	$160
Long-term lease liability	64
Total operating lease liability	$224

Other Information
Remaining lease term for capitalized operating lease (months)	17
Discount rate for capitalized operating leases	6.6%

Operating Lease Costs and Cash Flows

Operating lease cost and cash paid was $41 thousand during the third quarter of 2024 and $123 thousand for the nine months ended September 28, 2024. These costs are related to its long-term operating lease. All other short-term leases were immaterial.

Finance Leases

The company does not have any finance leases.

(8)          Share-Based Payments

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

During the quarter ended September 28, 2024, no stock options were granted to employees under the Company’s 2020 Equity Incentive Plan Stock Incentive Plan (the “Plan”) and no stock options were granted to outside directors during the quarter ended September 28, 2024. During the quarter ended September 30, 2023, a total of 229,500 stock options were granted to employees under the Company’s 2020 Equity Incentive Plan Stock Incentive Plan (the “Plan”) and no stock options were granted to outside directors during the quarter ended September 30, 2023.

During the three and nine months ended September 28, 2024, there were 60,000 options exercised and corresponding shares issued at a weighted average price of $1.50. During the three and nine months ended September 28, 2024, 53,100 and 69,200 options were forfeited, respectively, and none expired. During the three and nine months ended September 30, 2023, there were 55,000 and 141,001 options exercised and corresponding shares issued at a weighted average price of $2.65 and $1.78, respectively. During the three and nine months ended September 30, 2023, 27,400 and 233,000 options were forfeited and none and 25,000 expired, respectively.

During the three and nine months ended September 28, 2024, the Company repurchased 53,255 shares for employees to facilitate their exercise of stock options. During the three and nine months ended September 30, 2023, the Company repurchased 47,329and 72,256 shares, respectively, for employees to facilitate their exercise of stock options.

There were also 984,800 options outstanding at a weighted average price of $2.68 with a weighted average remaining term of 6.73 years as of September 28, 2024, and there were 543,800 options exercisable at a weighted average price of $2.58 with a weighted average remaining term of 5.13 years as of September 28, 2024. The Plan, as amended, is authorized to issue 1,500,000 shares of common stock. As of September 28, 2024, there were 626,400 shares available for future grants under the 2020 Plan and 248,400 shares outstanding under the 2009 Plan.

As of September 28, 2024, there was $604 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan; that cost is expected to be recognized over a weighted average period of 3.15 years.

During the three and nine months ended September 28, 2024, the Company recognized $44,480 and $249,922, respectively, as shared-based compensation expense related to previously granted shares under the Plan. These amounts are included as a component of selling, general and administrative expenses in the statement of operations.

During the three and nine months ended September 30, 2023, the Company recognized $27,941 and $175,698, respectively, as shared-based compensation expense related to previously granted shares under the Plan. These amounts are included as a component of selling, general and administrative expenses in the statement of operations.

(9)          Inventories

Inventories consist of the following:

	September 28,	December 30,
	2024	2023

Raw materials	$2,660,125	$2,861,333
Work in process	1,861,794	1,493,582
Finished goods	423,453	537,975

Total inventory	4,945,372	4,892,890

Reserve for obsolescence	(511,960)	(310,960)

Inventories, net	$4,433,412	$4,581,930

(10)          Accrued Expenses

Accrued expenses consist of the following:

	September 28,	December 30,
	2024	2023

Accrued legal and accounting	$80,796	$86,000
Accrued payroll and related expenses	402,118	649,201
Accrued product returns	288,000	288,000
Accrued other	69,843	51,936

	$840,757	$1,075,137

(11)        Line of Credit

In May 2023, the Company terminated its $3.0 million revolving line of credit (LOC) with Massachusetts Business Development Corporation (BDC). A new LOC in the amount of $3.0 million was entered into with Rockland Trust Company. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of the National Prime Rate as published by the Wall Street Journal (8.0% at September 28, 2024). On September 28, 2024, the Company had $0 of borrowings under this LOC and its borrowing base at the time, consisting of eligible accounts receivable, would have permitted an additional $2.9 million to have been borrowed. The line of credit remains in effect and has been extended to August 5, 2025.

(12)        Note Payable

In March 2020, the Company acquired inspection equipment for a price of $208 thousand. The full amount was financed through a 5 year note payable with a third-party equipment finance company.   The note is collateralized by the equipment and is being paid in monthly installments of $4 thousand, consisting of principal plus interest at a rate of 6.47%.

The aggregate maturities of the notes payable based on the payment terms of the agreement are as follows:

Remaining in:	Payments due by period
FY 2024	$12,013
FY 2025	$8,090
Total	20,103

Total interest expense on notes payable during 2024 was $1,917.

(13)         Income Taxes

A valuation allowance against deferred tax assets is required to be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. Management has determined that a valuation allowance is not needed as it expects that the deferred tax asset will be fully utilized.

For the three and nine months ended September 28, 2024 the deferred tax asset was increased $372,683 and $680,259 for the estimated tax benefit on Q3 and year to date net losses, respectively.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. There are a number of factors that could cause the Company’s actual results to differ materially from those forecasted or projected in such forward-looking statements. This includes the impact of the Russian invasion of Ukraine, the ongoing conflict in Gaza and Lebanon and other conflicts and potential conflicts throughout the world. It also includes the impact of a strong dollar on the prices the Company charges to foreign customers, which are discussed in Item 3 of this report. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or changed circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Results of Operations for the Third Fiscal Quarter of 2024 (Q3 2024) Compared to the Third Fiscal Quarter of 2023 (Q3 2023); (all $ in 000’s)

Revenues totaled $4,247 in Q3 2024 compared with $6,285 generated in Q3 2023, a decrease of 32%. This decrease was mainly due to the completion of the armor contract for the US Navy in Q2 2024 as compared to 2023. In addition, one of the Company’s major customers in 2023 significantly reduced their purchases in Q3 2024 due to their having excess inventory that they are in the process of working down.

Gross loss in Q3 2024 totaled $523 or -12% of sales. This compares with gross profit in Q3 2023 of $1,236 or 20% of sales. This percentage decrease was mainly due to the impact of fixed costs on significantly lower revenues. In addition, CPS opened a third shift effective the last week of August. During Q3 those folks were added to payroll and came in during the first shift to work alongside our experienced operators for training, which added to the overall cost of goods sold for the quarter.

Selling, general and administrative (SG&A) expenses totaled $963 in Q3 2024 compared with SG&A expenses of $1,105 in Q3 2023, a 13% reduction year over year. This decrease was primarily due to the reduction in variable compensation as a result of weaker results from operations in Q3 2024 as compared to Q3 2023. In addition, new hires in 2023 resulted in increased payroll taxes and some overlap in the same position (duplicate salaries) in Q3 2023.

The Company experienced an operating loss of $1,486 in Q3 2024 compared with an operating profit of $131 in Q3 2023. This decrease was a result of the decreased gross margin, partially offset by the decrease in SG&A expenses. The net loss for Q3 2024 was $1,043 compared to a net profit in Q3 2023 of $171.

Results of Operations for the First Nine Months of 2024 Compared to the First Nine Months of 2023 (all $ in 000s)

Total revenue was $15,190 in the first nine months of 2024, a 27% decrease compared with total revenue of $20,803 in the first nine months of 2023. This decrease was mainly due to the completion of our armor order for the US Navy in 2024 as compared to 2023. In addition, one of the Company’s major customers in 2023 significantly reduced their purchases during 2024 due to their having excess inventory that they are in the process of working down.

Gross margin in the first nine months of 2024 totaled $153 or 2% of sales. In the first nine months of 2023 gross margin totaled $5,677 or 27% of sales. This decrease was due to the decrease in revenue and the decreased coverage of our fixed costs, as well as the increased costs incurred by the training incurred during Q3 for the addition of the third shift.

Selling, general and administrative (SG&A) expenses were $3,215 during the first nine months of 2024, down 22% compared with SG&A expenses of $4,121 in the first nine months of 2023. Decreased variable compensation accruals due to lower 2024 profitability as well as a further reduction in selling and administrative payroll expense.

During the first nine months of 2024, the Company had net interest income of $242. This compares with interest income of $176 realized during the first nine months of 2023. The increase in interest income is primarily due to higher interest rates.

In the first nine months of 2024 the Company had an operating loss of $3,062 compared with operating income $1,556 in the same period last year. The net loss for the first nine months of 2024 totaled $2,140 versus net income of $1,231 in the first nine months of 2023.

CPS does not rely on raw materials from Ukraine, Russia, Israel, Lebanon or Gaza. As a result, we do not believe that the Russian invasion of Ukraine or the conflict surrounding Israel will have a direct impact on our results. Nevertheless, there could be an indirect impact regarding supply chain and inflationary issues as a result of these conflicts.

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

Liquidity and Capital Resources (all $ in 000’s unless noted)

The Company’s liquid assets at September 28, 2024 consist of cash and cash equivalents of $4,689, restricted cash of $85 and marketable debt securities with a fair value of $1,021. This compares to cash and cash equivalents at December 30, 2023 of $8,814 and no restricted cash or marketable debt securities held at December 30, 2023. The decrease in cash was due primarily to a decrease in working capital, higher expenditures for capital equipment acquired to improve future performance as well as the operating losses incurred in 2024.

Accounts receivable at September 28, 2024 totaled $4,017 compared with $4,472 at December 30, 2023. Days Sales Outstanding (DSO) increased from 60 days at the end of 2023 to 78 days (calculated based on trade receivables only) at the end of Q3 2024. The increase in DSO was due to several large payments due at the end of Q3 2024 being delayed to the beginning of Q4 2024, as well as significantly higher sales volumes at the end of Q3 2024 as compared to the beginning of Q3 2024. The accounts receivable balances at December 30, 2023, and September 28, 2024 were both net of an allowance for doubtful accounts of $10.

Inventories totaled $4,433 at September 28, 2024 compared with inventory totaling $4,582 at December 30, 2023. The inventory turnover in the most recent four quarters ending Q3 2024 was 4.6 times (based on a 5 quarter end average) compared with 4.3 times averaged during the four quarters of 2023.

The Company expects it will continue to be able to fund its operations for the remainder of 2024 and 2025 from operations and existing cash balances.

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

Contractual Obligations (all $ in 000’s unless otherwise noted)

In May 2023, the Company terminated its $3.0 million revolving line of credit (LOC) with Massachusetts Business Development Corporation (BDC). A new LOC in the amount of $3.0 million was entered into with Rockland Trust Company. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of the National Prime Rate as published by the Wall Street Journal. On September 28, 2024, the Company had $0 of borrowings under this LOC and its borrowing base at the time would have permitted an additional $2.9 million to have been borrowed.

In March 2020, the company acquired a scanning acoustic microscope for a price of $208 thousand. The full amount was financed through a 5 year note payable with a financing company. The note is collateralized by the microscope and is being paid in monthly installments of $4 thousand, consisting of principal plus interest at a rate of 6.47%

The Company has one real estate lease expiring in February 2026. CPS also has a few other leases for equipment which are minor in nature and are generally short-term in duration. None of these have been capitalized. (Note 7, Leases)

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

101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

(b)         Reports on Form 8-K:

Submission of Matters to a Vote of Security Holders

Departure of Directors or Certain Officers

Changes in Registrant’s Certifying Accountants

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPS TECHNOLOGIES CORPORATION

(Registrant)

Date: November 1, 2024

/s/Brian T. Mackey

Brian T. Mackey

President and Chief Executive Officer

Date: November 1, 2024

/s/ Charles K. Griffith Jr.

Charles K. Griffith Jr.

Chief Financial Officer