Form 10-K
period 2024-12-28
CPS TECHNOLOGIES CORP/DE/
filed 2025-03-17
CIK 814676

3

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 28, 2024
or
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

Number of shares of Common Stock outstanding as of March 10, 2025: 14,525,960 shares.

Portions of the Proxy Statement to be filed for the Company’s 2025 meeting of stockholders are incorporated by reference into Part III of this form 10-K.

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

The Company’s Hermetic Packaging products are used in high reliability communications and power modules for avionics and satellite applications such as the current generation of GPS satellites.  The Company also produces housings and heat spreaders for high-performance microprocessors, graphics processing chips, and application-specific integrated circuits. All of these applications involve electrical energy use or energy generation. The Company’s products allow higher performance and improved energy efficiency, particularly in applications in which there is a high cost of failure.

Using its proprietary MMC technology, the Company also produces light-weight armor. Due to its ability to withstand extreme environments and high threat levels, CPS armor has been selected as the solution for crew served weapons stations on the U.S. Navy’s aircraft carriers. Its light weight also makes it an ideal solution for aircraft and other vehicles requiring a high strength to weight ratio.

MMCs are a class of materials consisting of a combination of metals and ceramics.  Compared to conventional materials, MMCs provide superior thermal conductivity, improved thermal expansion matching, greater stiffness and lighter weight.  This makes CPS products very useful for applications in which there is a high cost of failure. These factors, in particular the lighter weight and durability, are among the reasons CPS parts are on the last two Mars Rovers as well as many satellites.

CPS is a fully qualified manufacturer for many of the world’s largest electronics OEMs.

In 2022 CPS resumed its participation in the Small Business Innovation Research (SBIR) and Small Business Technology Transfer (STTR) programs, sponsored by the US Small Business Administration. These programs provide funding for innovative research and development to domestic small businesses, who maintain certain intellectual property rights. The technologies developed by the Company during these programs will further enhance CPS’ intellectual property portfolio. In 2024 CPS received funding for its first two Phase II SBIRs confirming its decision to participate in these programs and further advancing this portfolio.

CPS management believes our business model of providing advanced material solutions to a portfolio of high growth end markets in various stages of the technology adoption lifecycle provides CPS with the opportunity for sustained growth and a diversified customer base. We have a number of significant production orders generating revenue, but also have many significant opportunities for new products which could lead to significant production orders in new product lines in the future. Some of these opportunities may come to fruition as early as the next year or two, while others will take longer to develop. We believe we have validated this model as we are now supplying customers at all stages of the technology adoption lifecycle.

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

This challenge is found at each level in an electronic assembly: at the integrated circuit level, speeds are increasing and line widths are decreasing; at the circuit board level, higher density devices are placed closer together; and at the system level, higher density circuit boards are being assembled closer together. Silicon carbide chips are slowly replacing silicon chips due to their higher efficiency. Silicon carbide chips run at higher temperatures than silicon chips, furthering the need for proper thermal management.

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

CPS combines at the microstructural level a ceramic with a metal to produce a metal matrix composite which has the thermal conductivity needed to remove heat, and a thermal expansion rate which is sufficiently close to other components in the assembly to ensure the assembly is reliable. Typically the ceramic is silicon carbide (SiC), the metal is aluminum (Al), and the composite is aluminum silicon carbide (AlSiC), a metal-matrix composite. CPS can adjust the thermal expansion rate of AlSiC components to match the specific application by modifying the amount of SiC compared to the amount of Al in the component.

CPS produces products made of AlSiC in the shapes and configurations required for each application, for example, in the form of lids, substrates, housings, etc. Every product is made to a customer’s specifications. The CPS process technology allows most products to be made to net shape, requiring little or no final machining.

The Company primarily manufactures MMC components comprised of AlSiC. Nevertheless, its proprietary Quickset- Quickcast process technology can be used to produce other MMCs to meet market requirements. For example, CPS combines aluminum with other ceramic or metal components such as ceramic fibers, tungsten and boron carbide.

An important development in power processing is the emergence of wide-band gap semiconductors, particularly SiC semiconductors.  SiC chips are more efficient than Si chips and are being used more frequently in power applications.  Modules using SiC chips run at higher temperatures, increasing the need for improved thermal management, a need which the Company’s products meet.

Armor Market Overview

Armor has traditionally been comprised of steel panels.   As threat levels have increased, the amount of steel required to provide sufficient ballistic protection has become unacceptably heavy and therefore detrimental to a vehicle’s performance.  The U.S. military has increasingly used ceramic armor in weight sensitive applications.  However, ceramic armor has several limitations, including limited multi-hit capability.  By embedding ceramic armor tiles in a metal matrix, these problems are overcome; the result is armor that is light-weight, has excellent ballistic protection, and environmental durability.

The Company’s HybridTech Armor® panels are particularly well suited for extreme environments – the panels do not degrade in salt spray or extreme heat. The Company has produced armor panel strikefaces for the U.S. Navy aircraft carrier fleet and expects it will be used in other surface vessel applications in the future.

Product Development Overview

Since our reengagement in the SBIR/STTR programs, CPS has added significant resources for developing new products. Many of these new product initiatives are for markets not currently served by CPS, and they involve the utilization of our current materials science and manufacturing expertise to address well-defined customer requirements.

Our Phase II SBIR for the US Navy involves using our aluminum infiltration process with nitinol for use in thermal energy storage. Nitinol allows for significantly better storage than the Navy’s current solution. Similarly, our Phase II SBIR for the Department of Energy to create radiation shielding for the transportation of nuclear micro-reactors involves the infiltration of boron carbide and tungsten with aluminum to create a lightweight solution to this problem, allowing for their safe transportation.

CPS also self-funds a number of product development efforts. In March 2024 we announced our worldwide, exclusive licensing agreement with Triton Systems for their Fiber Reinforced Aluminum (FRA). FRA is stronger and more durable than neat aluminum, especially at high temperatures, at only a marginally higher weight. Target applications for FRA include helicopter bearing liners, with FRA serving as a replacement for much heavier steel, providing a lighter weight solution that allows for more cargo weight. While this could lead to large production orders to CPS, it will likely take several years of testing before this comes to fruition. Based on customer interest, we anticipate other potential applications for this material, which could result in a faster move into regular production.

We continue to work on broadening our armor offerings. The development of STANAG 6 ballistic protection remains a priority. If successful this could lead to the incorporation of CPS armor into ground vehicles. Similarly, we continue to work on lightweight armor for helicopter flooring which came out of a Phase I SBIR funded by the US Army. Although the US Army did not allocate any Phase II for this program, due to interest from certain helicopter OEMs, CPS has successfully performed ballistic testing on the flooring, which was not part of the funded Phase I effort.

CPS also has a number of other product development initiatives which may or may not lead to additional business in the future.

Specific Markets and Products

Motor Controller Applications (Insulated Gate Bipolar Transistor ("IGBT") Applications)

The electrification of the economy – particularly the use of electric motors and power modules to control electric motors of all sizes – is growing. This growth is the result of several factors including emerging high-power applications which demand power modules such as trains, subways and certain industrial equipment, and cost reductions in power modules which increasingly make variable speed drives cost effective. Power semiconductors are a significant portion of the cost of variable speed drives, and the cost of the module housing and thermal management system are also significant; cost reductions of all these components are driving increased use of variable speed drives.

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

Copper is less expensive than the Company’s MMC solution, but its rate of thermal expansion is significantly different than that of the silicon semiconductors mounted to the baseplates. In low voltage applications, this is not a problem as the heat being generated is not enough to degrade the reliability of the power module. As voltage levels and the heat related to them go up, MMC baseplates become the preferred solution. Currently, HEV/EV manufacturers who want to save on short term costs are using power modules with copper baseplates, while those who want longer term reliability, such as those in the luxury vehicle market, may use power modules with an MMC (AlSiC) baseplate.

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

In 2024, our three largest customers accounted for 32%, 15%, and 11% of revenues, respectively. In 2024, approximately 70% of our revenues were derived from commercial applications and 30% from defense-related applications.

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

Patents and Trade Secrets

As of December 28, 2024, the Company had 9 United States patents.  In addition, the Company had several international patents covering the same subject matter as the U.S. patents. In addition, CPS has applied for patent protection for its nuclear shielding solution.

We intend to continue to apply for domestic and foreign patent protection in appropriate cases. In other cases, we believe we are better served by reliance on trade secret protection. In all cases, we seek protection for our technological developments to preserve our competitive position.

Backlog and Contracts

Virtually 100% of the Company's product sales are custom in that they are based on customers’ drawings and the large majority of these sales are "designed in" and sold over multiple years. Some large customers typically give the Company a non-binding forecast of demand for a one-year period and then negotiate a pricing agreement with the Company valid for that one-year period. These and other customers typically issue purchase orders to be shipped on a particular date, or to be drawn against and shipped under releases. The Company has a backlog of $26 million as of December 28, 2024. This backlog consists of orders received from customers which are, for the most part, scheduled to ship in 2025. Under certain circumstances, customers may be able to cancel existing orders or extend the period over which orders may be shipped. Some of these changes may be significant, which would reduce this backlog or extend the timing of these shipments.

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

The market for hermetic packages is much more fragmented. There are a number of different hermetic package types, allowing different manufacturers to specialize in a particular area of the hermetic package market. Some of these companies are competitors of CPS, while others focus on product types not sold by CPS. CPS continues to expand our technical competence to increase our offerings in areas in which we previously did not participate. Based on these increased offerings, combined with our emphasis on quality and customer service, we expect to see continued growth in our hermetic package product line. Our main domestic competitors in this arena include Egide, Ametek, and Qnnect (formerly Hermetic Solutions Group).

The company does not currently have orders to produce its HybridTech Armor® panels as the aircraft carrier order has been completed. We continue to work with Kinetic Protection, the Navy’s prime contractor, to get new orders for other classes of Navy ships. To our knowledge, we do not have any direct competitors who produce encapsulated armor. Our competition in this area consists of alternatives to our HybridTech Armor® which involve tradeoffs regarding cost, weight, anti-ballistic properties, etc. As CPS expands its armor capabilities, we could begin to see more direct competition from more established armor producers.

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

Employees

As of December 28, 2024, we had 92 permanent full-time employees. 82 were engaged in manufacturing and engineering and 10 in sales and administration, including finance, human resources and general management. We also have approximately 48 manufacturing people working with us through temporary employment agencies. During 2024, the Company continued its efforts to increase factory efficiency both in terms of employee training as well as increased automation.

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

Three customers accounted for 58% of revenue in 2024 and 60% of revenue in 2023. We believe that our relationships with these customers are positive and may provide us with ongoing continuous sustainability for years to come. However, a large customer, if lost, would be difficult to replace, and our inability to do so may have a material adverse effect on our business and financial condition. We expect that orders from a relatively limited number of customers will continue to account for a substantial portion of our business. The mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If any of our significant customers do not place orders, or they substantially reduce, delay or cancel orders, we may not be able to replace the business in a timely manner or at all, which can have a material adverse effect on our results of operations and financial condition. Major customers may also seek, and on occasion receive, pricing, payment or other commercial terms that are less favorable to us and can hurt our competitive position.

Our lengthy and variable sales cycle makes it difficult to predict our financial results.

The sales cycle for our products is often lengthy, ranging from several months to several years. In many cases potential customers must evaluate the properties of our product against their current solution. In many cases potential customers must redesign other components of the end product they are making to realize the full benefits of using our products. The lengthy sales cycle makes forecasting the volume and timing of sales difficult and raises additional risks that customers may cancel or delay introduction of their end-products into the marketplace, thus affecting our demand. The length of the sales cycle depends on the size and complexity of the project, and the depth of the evaluation of our products conducted by the customers.

Because a significant portion of our operating expenses is fixed, we may incur substantial expense before we earn associated revenue. If customer cancellations occur, they could result in the loss of anticipated sales without allowing us sufficient time to reduce our operating expenses.

Fluctuations in foreign exchange rates can negatively impact our ability to compete against foreign based competitors.

Several of our major competitors are located outside of the United States.  The relative strength of the U.S. dollar compared to such competitors’ respective local currencies makes our products more expensive to our customers relative to our competitors’ prices.  Such circumstances could result in a reduction in product pricing (and profitability) in order to maintain or grow our current levels of business.  If we are unable or unwilling to reduce pricing of our products to the level necessary to maintain current business levels, we could see an overall reduction in revenue.

Our dependence on outside vendors to perform particular steps in our manufacturing process could negatively impact us should those vendors be unable or unwilling to provide such service at a reasonable cost.

Several of our major customers require that we use only vendors approved by them for certain steps, typically plating, of our manufacturing process before the finished product can be shipped to the customer and recognized as revenue. In some cases these vendors are sole sourced, i.e., one vendor is the only vendor approved for that process. If that vendor raises their price to us, we may not be able to pass that increase on to our customer, eroding our margins. If we are able to pass along these increases, that could negatively impact our sales volumes if our customer shifts some of their purchases to a lower priced competitor. If a sole sourced vendor is unable to process our product fast enough to meet our customer’s demand, or if they do not process our product at all, our expected revenue could be negatively affected despite our ability to produce enough to meet that demand.

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

Broad-based business, economic disruptions or global health concerns could adversely affect our business and the sale of our products. For example, in December 2019 an outbreak of a novel strain of the coronavirus disease (COVID-19) originated in Wuhan, China, and spread to a number of other countries, including the United States. Initially, this outbreak resulted in extended shutdowns of certain businesses in the Wuhan region and had ripple effects to businesses around the world. While the impact of this pandemic has largely subsided, a resurgence of this virus or another could have an impact on our business. Although the Company remained open throughout the COVID-19 pandemic, complete or partial government shutdowns of many businesses, schools, bars and restaurants did occur.  The Russian invasion of Ukraine and the conflict in Israel and Gaza could also adversely affect our business in spite of the immaterial amount of direct business we have done in these regions in the past.  We cannot presently predict the scope and severity of any future business shutdowns or disruptions to us, but if we or any of the third parties with whom we engage, including our customers, suppliers and other third parties, were to experience extended shutdowns or other business disruptions, our ability to conduct our business could be materially and negatively impacted, and could have a material adverse effect on our business and our results of operation and financial condition.

Changes in trade policy could seriously impact our business.

Most of our raw materials are domestically sourced by CPS. However, some of those raw materials may originate in countries other than the United States. Should tariffs be imposed on any of these countries of origin, our vendors would likely increase their price to us to cover the cost of these tariffs. We may not be able to pass these cost increases on to our customers in a timely manner, therefore eroding our margins. A significant portion of our business is exported to customers outside the United States. Should their countries impose tariffs on US goods, including ours, we could find ourselves at a competitive disadvantage in relation to our competitors, some of whom are located outside the United States.

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

When cyclical fluctuations result in lower-than-expected revenue levels, operating results may be materially adversely affected, and cost reduction measures may be necessary for us to remain competitive and financially sound. During a down cycle, we must be able to make timely adjustments to our cost and expense structure to correspond to the prevailing market conditions. In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and the number of our personnel to meet customer demand, which may require additional liquidity. We can provide no assurance that these objectives can be met in a timely manner in response to changes within the industry cycles in which we operate. If we fail to respond to these cyclical changes, our business could be seriously harmed.

We do not typically have long-term volume production contracts with our customers, and we do not control the timing or volume of orders placed by our customers. Whether and to what extent our customers place orders for any specific products, and the mix and quantities of products included in those orders are factors beyond our control. Insufficient orders would result in under-utilization of our manufacturing facilities and infrastructure and will negatively affect our financial position and results of operations.

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

Our historical business strategy for many of our products has focused on product performance and customer service rather than on offering the lowest price. As a result of budgetary constraints, many of our customers are extremely price sensitive when purchasing our products. Recent inflationary trends could further exacerbate this issue.  If we are unable to obtain prices that allow us to continue to compete on the basis of product performance and customer service, our profit margins will be reduced.

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

Our ability to meet our customers’ needs including the on-time shipment of products, is paramount to our success. Our current facility may not be able to adequately handle future growth and our ability to meet the needs of our customers. This could result in our having to relocate to a new facility which could have a material impact on our profitability.

We have made investments in our proprietary technologies. If third parties violate our proprietary rights, or accuse us of infringing upon their proprietary rights, such events could result in a loss of value of some of our intellectual property or costly litigation.

Our success is dependent in part on our technologies and our other proprietary rights.  We believe that while patents can be useful and may be utilized by us in the future, they are not always necessary or feasible to protect our intellectual property. The process of seeking patent protection is lengthy and expensive, and we cannot be certain that applications will result in issued patents or that issued patents will be of sufficient scope or strength to provide meaningful protection or commercial advantage to us.  In addition to patent protection, we have also historically protected our proprietary information and intellectual property such as design specifications, blueprints, technical processes and employee know-how, by limiting access to this confidential information and trade secrets and through the use of non-disclosure agreements. Other companies and individuals, including our competitors, may develop technologies that are similar or superior to our technology, or design around the intellectual property that we own or license.  Our failure to adequately protect our intellectual property could result in the reduction or elimination of our rights to such intellectual property. We also assert rights to certain trademarks relating to certain of our products and product lines.

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

The stock market has at times over the last 15 years experienced periods of high and extreme volatility. If these market fluctuations continue or for other factors, including those listed below, the trading price of our common shares could decline significantly independent of the overall market, and stockholders could lose all or a substantial part of their investment. The market price of our common shares could fluctuate significantly in response to several factors, including, among others:

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

Significant price fluctuations have occurred with respect to our publicly traded securities. The price of our common shares is likely to be volatile in the future. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. If similar litigation were pursued against us, it could result in substantial costs and a diversion of management’s attention and resources, which could materially and adversely affect our financial condition, results of operations, and liquidity.

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

The costs of addressing the foregoing security problems and security vulnerabilities before or after a cyber-incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service, and loss of existing or potential customers, impeding our sales, manufacturing, distribution, or other critical functions. In addition, breaches of our security measures and the unapproved dissemination of proprietary information or sensitive data about us, our customer, or other third parties, could expose us, our customers, or other third parties to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our reputation, or otherwise harm our business.

Item 1B. Unresolved Staff Comments.

Smaller reporting companies are not required to provide the information required by this item.

Item 1C. Cybersecurity

Cybersecurity is an area of increasing concern to the management of and investors in CPS. While CPS has been International Traffic in Arms Regulations (ITAR) compliant for many years, that in itself does not mitigate the risks of a cybersecurity incident. The Company is currently also working towards full compliance with NIST 800-171 as well as CMMC compliance. In working towards this goal, CPS has retained an outside consulting firm to help us implement the policies, processes and procedures to further mitigate cybersecurity risks.

CPS generally keeps all employee personally identifiable information with its payroll service provider. Each year the provider furnishes us with their Service Organization Controls ("SOC") report which includes their cybersecurity policies and procedures.

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

Item 2. Properties

As of December 28, 2024, all of our manufacturing, engineering, sales and administrative operations were located in leased facilities in Norton, Massachusetts.

In February 2021, the Company extended the lease for the Norton facility through February 2026. The leased facilities comprise approximately 38 thousand square feet. The lease is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities.  The Company also has an option to buy the property and a first right of refusal during the term of the lease.  Annual rental payments for 2024 were $165 thousand.

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

Item 4. Mine Safety Disclosures

Not applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

CPS Technologies Corp. shares trade on The Nasdaq Capital Market under the symbol “CPSH”. On December 28, 2024, we had approximately 70 shareholders of record. A substantially greater number of holders of CPS common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.  We have never paid cash dividends on our Common Stock. We currently plan to reinvest our earnings, if any, for use in the business and do not intend to pay cash dividends in the foreseeable future. Future dividend policy will depend, among other factors, upon our earnings and financial condition.

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

CPS’ products are custom rather than catalog items. They are made to customers’ designs and are used as components in systems built and sold by our customers. At any point in time our product mix will consist of some products with on-going production demand, and some products which are in the prototyping or evaluation stages at our customers. The Company seeks to have a portfolio of products which include products in every stage of the technology adoption lifecycle at our customers. CPS’ growth is dependent upon the level of demand for those products already in production, as well as its success in achieving new "design wins" for future products.

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

The Company believes the underlying demand for metal matrix composites is growing as the electronics and other industries seek higher performance, higher reliability, and reduced costs. CPS believes that the Company is well positioned to offer our solutions to current and new customers as these demands grow. In 2024 the Company’s top three customers accounted for 57% of revenue and the remaining 43% of revenue was derived from 45 other customers. In 2023 the top three customers accounted for 60% of revenue and the remaining 40% of revenue was derived from approximately 57 customers.

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

At December 28, 2024, the Company’s deferred tax asset and other temporary differences will require taxable income of approximately $12 million and reversals of existing temporary differences to fully utilize the deferred tax asset, assuming a statutory corporate tax rate of 21%.

Results of Operations (all $ in millions unless noted)

Results of Operations for the year 2024 (“2024”) compared with the year 2023 (“2023”):

Total revenue was $21.1 million in 2024, a 24% decrease compared with total revenue of $27.6 million in 2023. This decrease was due primarily to the successful completion of the armor contract in April 2024 compared to a full year of revenue from armor production in 2023, partially offset by increased revenue from AlSiC baseplates.

Gross profit in 2024 totaled $(0.1) million or (1)% of sales.  This compares with $6.8 million, or 25% of sales, generated during 2023. The decrease in margin was primarily due to the impact of the completion of the armor contract described above. As CPS incurs significant fixed costs in its operations, a reduction in revenue has a significant impact on margin. In addition, then growth of AlSiC baseplate sales in Q4 of 2024 required the hiring and training of new employees as well as the incurring of additional expenses for the ramp up of production.  A new employee is trained for 2-3 weeks before even beginning their actual work on the shop floor.  It can then take a few months before they are fully up to speed.

Selling, general and administrative (SG&A) expenses were $4.3 million during 2024, down from SG&A expenses of $5.1 million incurred during 2023.  This decrease was primarily due to a reduction in variable compensation expense, due to the reduction in revenue and profit year over year, as well as a reduction in salaries paid for selling and administrative personnel.

The Company generated an operating loss of $4.4 million in 2024, compared with operating income of $1.7 in 2023. This decrease was due almost entirely to the reduction in revenue and additional expenses due to end of year sales growth, discussed above. The Company recorded a net loss of $3.1M in 2024 compared to net income of $1.4M in 2023. In 2024 the Company recorded an income tax benefit of $1.0 million compared to a provision for income taxes $0.6 million in 2023.

Significant Fourth Quarter Activity in 2024:

Revenues totaled $5.9 million in the fourth quarter of 2024 versus $6.7 million in the fourth quarter of 2023, a decrease of 12%.  This decrease was the result of the completion of our armor contract earlier in 2024, partially offset by an increase in AlSiC baseplate sales.

Gross margin decreased in the fourth quarter of 2024 compared with the fourth quarter of 2023 to $(0.3) million from $1.1 million.  This decrease was due to lower revenue as well as the costs associated with the production ramp up described above.

SG&A expenses totaled $1.0 million during the quarter, compared to $1.0 million in the same quarter of 2023.

The Company recorded an operating loss of $1.3 million in the fourth quarter of 2024 compared to operating income of $0.1 million in the fourth quarter of 2023.

The Company recorded a net loss of $1.0 million in the fourth quarter of 2024 compared to net income of $0.1 million in the fourth quarter of 2023.

Liquidity and Capital Resources (all $ in millions unless noted)

The Company’s cash and cash equivalents at December 28, 2024 totaled $3.3, restricted cash of $85 thousand and marketable debt securities with a fair value of $1.0. compared with cash and cash equivalents at December 30, 2023 of $8.8 and no restricted cash or marketable debt securities.  This decrease was primarily due to the Company’s losses for the year as well as the increase in receivables of $0.6.

Accounts receivable at December 28, 2024 totaled $4.9 compared to $4.4 at December 30, 2023. Days Sales Outstanding (DSO) increased to 75 days at the end of 2024 compared to 60 days at the end of 2023. This change was due to continued growth of sales throughout the 4th quarter.  This resulted in collections on the earlier lower sales, while the higher later sales remained in receivables. The accounts receivable balances at December 28, 2024, and December 30, 2023 were both net of an allowance for credit losses of $10 thousand.

Inventories decreased to $4.3 at December 28, 2024 from $4.6 at December 30, 2023. The inventory turnover in the four quarters ending 2024 was 4.8 times, up from 4.3 times averaged during the four quarters of 2023 (each based on a 5 point average).

The Company had no inventory on consignment at any customers at the end of 2024 or 2023. At December 28, 2024 and December 30, 2023 inventory of, $0.8 and $0.5, respectively, was located at vendor locations pursuant to inventory agreements.

The Company funded its operations from its cash balances in 2024. The Company expects it will continue to be able to fund its operations during 2025 from existing cash balances and profits.

The Company continues to sell to a limited number of customers and the loss of any one of these customers or vendors could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its business objectives.

Contractual Obligations

In May 2023 a line of credit (LOC) in the amount of $3.0 million was entered into with Rockland Trust Company. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of the National Prime Rate as published by the Wall Street Journal. On December 28, 2024, the Company had $0 of borrowings under this LOC and its borrowing base at the time would have permitted an additional $3.0 million to have been borrowed.  The LOC remains in effect until terminated which can be done by either party.

In March 2020, the Company acquired a scanning acoustic microscope for a price of $208 thousand.  The full amount was financed through a 5 year note payable with a financing company.  The note is collateralized by the microscope and is being paid in monthly installments of $4 thousand, consisting of principal plus interest at a rate of 6.47%.

As of December 28, 2024, the Company had $109 thousand of construction in progress and no outstanding commitments to purchase production equipment.

During 2024, our leasing arrangements consisted of the Norton, MA facility lease. The Norton facility lease was renewed in February 2021, expires in February 2026 and is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities.  The Company also has an option to buy the property and a first right of refusal during the term of the lease. Annual rental payments were $165 thousand in 2024.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation

Recent inflationary trends have had an impact on our profitability. We have had higher than normal wage increases, have implemented other programs to ameliorate the effects of inflation on our employees, such as improvements to our benefit package, and seen price increases from some of our suppliers. We have been able to pass along many of these price increases to our customers, however in some cases we have had to absorb these price increases for a period of time, before being able to pass them along. There can be no assurance that our customers will continue to accept further price increases, that our employees will continue to be satisfied with their wage and benefit increases and that inflation will not further affect our operations or business in the future.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as such item is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 28, 2024.

Changes in Internal Control over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting during fiscal 2024.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2024. In making this assessment, management used the criteria set forth in the "Internal Control Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 28, 2024.

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

Part III

Item 10. Directors, Executive Officer and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Members of the Board of Directors, Nominees and Executive Officers,” “Certain Relationships and Related Person Transactions; Legal Proceedings,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct” and “Corporate Governance” and with respect to our 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2024 fiscal year.

The Company has adopted the CPS Code of Conduct, which applies to all directors, officers (including the principal executive officer, principal financial officer and treasurer) and employees.  A copy of this code can be found on the Company’s website at https://cpstechnologysolutions.com/investor-overview/.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Compensation” and “Compensation Discussion and Analysis” with respect to our 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2024 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to our Definitive Proxy Statement, under the caption “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” with respect to our 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2024 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Certain Relationships and Related Person Transactions; Legal Proceedings” and “Corporate Governance” with respect to our 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2024 fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to our Definitive Proxy Statement, under the caption “Accounting Matters” with respect to our 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2024 fiscal year.

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

23.1	Consent of PKF O’Connor Davies LLP

23.2	Consent of Wolf & Company, P.C.

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Policy for the Recovery of Erroneously Awarded Compensation adopted by the Board of Directors July 12, 2023.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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
President and Chief Executive Officer March 17, 2025

Pursuant to the Requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Mackey	President and Chief Executive Officer	March 17, 2025
Brian Mackey

/s/ Charles K. Griffith Jr.	Chief Financial Officer	March 17, 2025
Charles K. Griffith Jr.

/s/ Francis J. Hughes, Jr.	Director	March 17, 2025
Francis J. Hughes

/s/ Daniel C. Snow	Director	March 17, 2025
Daniel C. Snow

/s/ I. James Cavoli	Director	March 17, 2025
I. James Cavoli

/s/ Ralph M. Norwood	Director	March 17, 2025
Ralph M. Norwood

/s/ Grant C. Bennett	Director	March 17, 2025
Grant C. Bennett

INDEX TO FINANCIAL STATEMENTS
OF
CPS TECHNOLOGIES CORP.

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 28, 2024 and December 30, 2023

Statements of Operations and Comprehensive Income (Loss) for the years ended December 28, 2024 and December 30, 2023

Statements of Stockholders’ Equity for the years ended December 28, 2024 and December 30, 2023

Statements of Cash Flows for the years ended December 28, 2024 and December 30, 2023

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CPS Technologies Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of CPS Technologies Corp. (the “Company”) as of December 28, 2024, and the related statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the year then ended, and the related notes to the financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2023 information in Note (2)(m) to retrospectively apply the change in accounting (resulting from the adoption of Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures), as described in Note (2)(i). In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2023 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2023 financial statements taken as a whole.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

We have served as the Company’s auditor since October 11, 2024.

/s/ PKF O’Connor Davies, LLP

Boston, Massachusetts

   March 17, 2025

   PCAOB ID No. 127

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CPS Technologies Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of CPS Technologies Corporation (the Company) as of December 30, 2023, the related statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to the changes in segment reporting disclosure described in Note (2)(m), and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Wolf & Company, P.C.

We served as the Company’s auditor from 2005 to October 11, 2024.

Boston, Massachusetts

March 13, 2024

PCAOB ID #392

CPS TECHNOLOGIES CORP.
BALANCE SHEETS

	December 28,	December 30,
	2024	2023
ASSETS

Current assets:
Cash and cash equivalents	$3,280,687	$8,813,626
Marketable securities, at fair value	1,031,001	–
Accounts receivable-trade, net	4,858,208	4,389,155
Accounts receivable-other	177,068	83,191
Inventories, net	4,331,066	4,581,930
Prepaid expenses and other current assets	480,986	276,349
Total current assets	14,159,016	18,144,251
Property and equipment:
Production equipment	10,382,379	11,271,982
Furniture and office equipment	891,921	952,883
Leasehold improvements	997,830	985,649
Total cost	12,272,130	13,210,514
Accumulated depreciation and amortization	(10,377,756)	(11,936,004)
Construction in progress	108,874	281,629
Net property and equipment	2,003,248	1,556,139
Right-of-use lease asset	186,000	332,000
Deferred taxes, net	2,528,682	1,569,726
Total assets	$18,876,946	$21,602,116

(continued)

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
BALANCE SHEETS

	December 28,	December 30,
	2024	2023
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable, current portion	$8,130	$46,797
Accounts payable	3,053,712	2,535,086
Accrued expenses	913,279	1,075,137
Deferred revenue	172,429	251,755
Lease liability, current portion	160,000	160,000

Total current liabilities	4,307,550	4,068,775

Notes payable less current portion	-	8,090
Deferred revenue – long term	31,277	31,277
Long term lease liability	26,000	172,000

Total liabilities	4,364,827	4,280,142
Commitments & Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, authorized 20,000,000 shares; issued 14,661,487 and 14,601,487 shares; outstanding 14,525,960 and 14,519,215; at December 28, 2024 and December 30, 2023, respectively	146,615	146,015
Preferred stock, no shares issued or outstanding	–	–
Additional paid-in capital	40,580,387	40,180,893
Accumulated other comprehensive income	15,500	–
Accumulated deficit	(25,890,245)	(22,754,796)
Less cost of 135,527 and 82,272 common shares repurchased at December 28, 2024 and December 30, 2023, respectively	(340,138)	(250,138)

Total stockholders’ equity	14,512,119	17,321,974

Total liabilities and stockholders’ equity	$18,876,946	$21,602,116

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 28, 2024 AND DECEMBER 30, 2023

	2024	2023
Product sales	$21,123,346	$27,550,646

Cost of product sales	21,241,984	20,725,237
Gross margin	(118,638)	6,825,409

Selling, general, and administrative expenses	4,262,290	5,126,046
Income (loss) from operations	(4,380,928)	1,699,363

Interest income	285,322	225,757
Other income	1,657	27,261
Income (loss) before income tax	(4,093,949)	1,952,381
Income tax provision (benefit)	(958,500)	582,085
Net income (loss)	$(3,135,449)	$1,370,296
Other comprehensive income
Net unrealized gains on available for sale securities	15,500	-
Total other comprehensive income	15,500	-
Comprehensive income (loss)	$(3,119,949)	$1,370,296

Net income (loss) per basic common share	$(0.22)	$0.09
Weighted average number of basic common shares outstanding	14,522,513	14,495,709
Net income (loss) per diluted common share	$(0.22)	$0.09
Weighted average number of diluted common shares outstanding	14,522,513	14,628,811

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 28, 2024 AND DECEMBER 30, 2023

	Common stock

	Number of shares issued	Par Value	Additional Paid-in	Accumulated deficit	Accumulated other comprehensive income	Stock repurchased	Stockholders equity
Balance at December 31, 2022	14,460,486	$144,605	$39,726,851	$(24,125,092)	$—	(40,848)	$15,705,516

Share-based compensation expense	—	—	204,797	—	—	—	204,797
Employee option exercises	141,001	1,410	249,245	—	—	(209,290)	41,365
Net income	—	—	—	1,370,296		—	1,370,296
Balance at December 30, 2023	14,601,487	$146,015	$40,180,893	$(22,754,796)	$—	(250,138)	$17,321,974

Share-based compensation expense	—	—	310,094	—	—	—	310,094
Employee option exercises	60,000	600	89,400	—	—	(90,000)	—
Other comprehensive income					15,500
Net loss	—	—	—	(3,135,449)		—	(3,135,449)
Balance at December 28, 2024	14,661,487	$146,615	$40,580,387	$(25,890,245)	$15,500	(340,138)	$14,512,119

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 28, 2024 AND DECEMBER 30, 2023

	2024	2023
Cash flows from operating activities:
Net income	$(3,135,449)	$1,370,296
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Share-based compensation	310,094	204,797
Depreciation and amortization	547,152	489,103
Deferred taxes	(958,956)	499,710
Changes in operating assets and liabilities:
Accounts receivable – trade	(469,053)	(611,180)
Accounts receivable – other	(93,877)	602,477
Inventories, net	250,864	293,971
Prepaid expenses and other current assets	(204,637)	(65,107)
Accounts payable	518,626	698,221
Accrued expenses	(161,858)	254,281
Deferred revenue	(79,327)	(2,469,116)
Net cash provided (used) by operating activities	(3,476,421)	1,267,453
Cash flows from investing activities:
Purchases of property and equipment	(994,261)	(718,274)
Purchase of marketable securities	(1,015,501)	-
Net cash used by investing activities	(2,009,761)	(718,274)
Cash flows from financing activities:
Proceeds from employee stock options	-	41,365
Payment on notes payable	(46,757)	(43,671)
Net cash used by financing activities	(46,757)	(2,306)
Net increase (decrease) in cash and cash equivalents	(5,532,939)	546,873

Cash and cash equivalents at beginning of year	8,813,626	8,266,753
Cash and cash equivalents at end of year	$3,280,687	$8,813,626
Supplemental cash flow information:
Cash paid for income taxes	$432	$111,456
Cash paid for interest	$2,177	$5,096
Supplemental disclosures of non-cash activity:
Net exercise of stock options	$90,000	209,290

See accompanying notes to financial statements.

CPS Technologies Corp.
Years Ended December 28, 2024 and December 30, 2023
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

(2)(b) Accounts Receivable

The Company reports its accounts receivable at the invoiced amount less an allowance for credit losses. The Company’s management provides appropriate provisions for uncollectible accounts based upon factors surrounding the credit risk and activity of specific customers, historical trends, economic conditions and other information to estimate future expected losses. Adjustments to the allowance are charged to operations in the period in which information becomes available that may affect the allowance.   The Company maintains an allowance for credit losses of $10,000 as of December 28, 2024 and December 30, 2023.

(2)(b)(1) Accounts Receivable-Other

As of December 28, 2024 and December 30, 2023 this amount was primarily VAT paid by CPS, but due to be either repaid by its European customers with future shipments or refunded by the European tax authorities.

(2)(c) Inventories

Inventories are stated at the lower of cost (cost is based on standard costs which approximate actual costs), as determined under the first-in, first-out method (FIFO), or net realizable value. A reserve for obsolete inventories is based on factors regarding the sales and usage of such inventories, including inventories manufactured for specific customers. The Company’s general obsolescence policy is to reserve against obsolete inventory when there has been no activity for a particular part for a twelve month period and there are no expected customer orders.

(2)(d) Property and Equipment

Property and equipment are stated at cost. Depreciation of equipment is calculated on a straight-line basis over the estimated useful life, generally five to seven years for production equipment and three to five years for furniture and office equipment. Leasehold improvements are depreciated over the shorter of the lease term or their useful life. Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost and related accumulated depreciation or amortization are removed from their respective accounts. Any gains or losses on the disposition of property and equipment are included in the results of operations in the period in which they occur.

(2)(e) Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. Recoverability is assessed based on estimated undiscounted future cash flows. As of December 28, 2024 and December 30, 2023, the Company believes that there has been no impairment of its long-lived assets.

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

In cases without an MSA, the customer submits a print for a product, the Company provides a quote, and the customer responds with a purchase order.   In these cases, the Company’s acceptance of the purchase order constitutes an enforceable contract.

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

The Company provides an assurance-type warranty.  This guarantees that the product functions as promised and meets specifications.  Under its terms and conditions, the Company offers a 30 day warranty and replaces defective or non-conforming products.  The expense of replacement is recorded at the time the Company agrees to replace a defective or non-conforming product.  This assurance type warranty is not considered to be a distinct performance obligation.

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

If a contract includes a variable amount, such as a rebate, then the Company estimates the transaction price using either the expected value or the most likely amount of consideration to be received, depending upon the specific facts and circumstances. The Company includes estimated variable consideration in the transaction price only to the extent it is probable that a significant reversal of revenue will not occur when the uncertainty is resolved. The Company updates its estimate of variable consideration at the end of each reporting period to reflect changes in facts and circumstances. As of December 28, 2024 there are no contracts with variable consideration.

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

Recognizing Revenue When (or as) the Performance Obligations are Satisfied

The Company recognizes revenue at the point in time when it transfers control of the promised goods or services to the customer, which typically occurs once the product has shipped or has been delivered to the customer or the service has been performed. Occasionally, for the purpose of ensuring a steady flow of products, the Company ships products on consignment. In these instances, delivery is deemed to have occurred when the customer pulls inventory out of the warehouse for use in their production, or upon a specified period as agreed upon by both parties.  As of December 28, 2024 there are no products on consignment.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 28, 2024 and December 30, 2023, the Company has no accruals for interest or penalties related to income tax matters. The Company does not have any uncertain tax positions at December 28, 2024 or December 30, 2023 which required accrual or disclosure.

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

(2)(i) Recent Accounting Pronouncements

In the normal course of business, management evaluates all the new accounting pronouncements issued by the Financial Accounting Standard Board (“FASB”).  In November 2023, FASB issued Accounting Standard Update ("ASU") 2023-07, Segment Reporting (Topic 280); Improvements to Reportable Segment Disclosures requiring public entities to disclose information about their reportable segments' significant expenses and other segment items on an interim and annual basis.  See note (2)(m) for more information.

(2)(j) Use of Estimates in the Preparation of Financial Statements

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

(2)(k) Fiscal Year-End

The Company’s fiscal year end is the last Saturday in December which could result in a 52 or 53 week year. Fiscal years 2024 and 2023 each consisted of 52 weeks.

(2)(l) Share-Based Payments

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

(2)(m) Segment Reporting

The Company views its operations and manages its business as one segment. The Company produces and sells advanced material solutions, primarily metal matrix composites, to assemblers of high density electronics and other specialty components and subassemblies. The Company also assembles housings and packages for hybrid circuits, selling to the same customers mentioned above. These customers represent a single market or segment with similar stringent and well-defined requirements. The Company’s customers, in turn, sell the components and subassemblies which incorporate the products into many different end markets, however, these end markets are two to three levels removed from the Company. The Company also sells armor strike faces to armor manufacturers, using the same manufacturing process used in its other product solutions. The Company makes operating decisions and assesses financial performance only for the Company as a whole and does not make operating decisions or assess financial performance by the end markets which ultimately use the products.  Our chief operating decision maker (CODM) is Brian Mackey our President and CEO.  The Company's CODM regularly reviews financial information presented and does not evaluate the Company's operating segment using asset or liability information.  Instead, the CODM uses revenue, gross margin, and net income or loss to allocate operating and capital resources and assess performance by comparing actual results to historical results and previously forecasted financial information.

The following table presents segment information for the Company's single reporting segment:

2024	2023

Product sales	$21,123,346	$27,550,646

Cost of product sales	21,241,984	20,725,237
Gross margin	(118,638)	6,825,409

Selling, general, and administrative expenses	4,262,290	5,126,046
Income (loss) from operations	(4,380,928)	1,699,363

Interest income	285,322	225,757
Other income	1,657	27,261
Income (loss) before income tax	(4,093,949)	1,952,381
Income tax provision (benefit)	(958,500)	582,085
Net income (loss)	$(3,135,449)	$1,370,296

(3) Cash, Cash Equivalents and Restricted Cash

Our cash and cash equivalents are carried at fair value and consist primarily of cash, money market funds, cash deposits with commercial banks, U.S. government bonds and notes, and highly rated direct short-term instruments with an original maturity of 90 days or less. The Company has a restricted cash account in the amount of $84,715, as of December 28, 2024 to cover an open letter of credit for overseas purchases. Upon presentation of documents evidencing shipment of these goods, the issuing bank will draw on this account and make payment to the vendor. There was no restricted cash as of December 30, 2023.

	December 28, 2024	December 30, 2023
Cash and cash equivalents	$3,280,687	$8,813,626
Restricted cash[1]	$84,715	–
Total cash, cash equivalents and restricted cash	$3,365,402	$8,813,626

(1)	Recognized in prepaid expenses and other current assets on our Balance Sheet.

(4) Marketable Securities

Investments consist of U.S. Treasury Bills with maturities up to one year. Since it is not currently managements intention to hold these debt securities until the maturity dates, these have been classified as available-for-sale (“AFS”) and are recorded on the balance sheet at fair value, with changes in fair value recorded as a component of accumulated other comprehensive income.

(5)         Fair value of Marketable Securities

ASC 820, Fair Value Measurements (“ASC 820”) states that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The three-tiered fair value hierarchy, which prioritizes which inputs should be used in measuring fair value, is comprised of: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than quoted prices in active markets that are observable either directly or indirectly and (Level III) unobservable inputs for which there is little or no market data. The fair value hierarchy requires the use of observable market data when available in determining fair value. CPS’ marketable securities consist solely of US Government bonds with a maturity of 12 months or less and which fall under Level II of the fair value hierarchy. The fair value of these bonds as of December 28, 2024 was $1,031,001. CPS held no investments in marketable securities as of December 30, 2023.

	December 28, 2024	December 30, 2023
Cost basis	$1,015,501	–
Unrealized gain	$15,500	–
Total fair value	$1,031,001	–

(6) Inventories

As of December 28, 2024 and December 30, 2023 inventories consisted of the following:

	2024	2023
Raw materials	$2,625,305	$2,861,333
Work in process	1,880,396	1,493,582
Finished goods	343,722	537,975
Gross Inventory	4,849,423	4,892,890
Reserve for obsolescence	(518,357)	(310,960)
Total	$4,331,066	$4,581,930

(7) Leases

The Company had one real estate lease in 2024 expiring in February 2026. CPS also has a few other leases for equipment which are minor in nature and are generally short-term in duration. None of these equipment leases have been capitalized as the Company elected an accounting policy for short-term leases, which allows lessees to avoid recognizing right-of-use assets and liabilities for leases with terms of 12 months or fewer.

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

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s capitalized operating lease as of December 28, 2024:

December 28, 2024
Lease payments
Maturity of capitalized lease liability
2025	165,240
2026	27,540
Total undiscounted operating lease payments	$192,780
Less: Imputed interest	(6,780)
Present value of operating lease liability	$186,000
Balance Sheet Classification
Current lease liability	$160,000
Long-term lease liability	26,000
Total operating lease liability	$186,000

Other Information
Weighted-average remaining lease term for capitalized operating leases (in months)	14
Weighted-average discount rate for capitalized operating leases	6.6%

Operating Lease Costs and Cash Flows

Operating lease cost and cash paid was $165 thousand for the twelve months ended December 28, 2024 and $162 thousand during the year ended December 30, 2023. These costs are related to its long-term operating lease. All other short-term leases were immaterial.

Estimated monthly payments under the terms of the Norton facility lease, escalate from $13 thousand to $14 thousand over the lease term.

(8) Share-Based Compensation Plans

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

Under the 2020 Plan a total of 1,500,000 shares of common stock are available for issuance, of which 611,400 shares remain available for grant as of December 28, 2024.

A summary of stock option activity as of December 28, 2024 and changes during the year then ended is presented below:

		Weighted	Weighted
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at beginning of year	903,500	$2.66
Granted	225,500	$2.29
Exercised	(60,000)	$1.50
Forfeited	(69,200)	$2.47
Expired	(61,500)	$2.90
Outstanding at end of year	938,300	$2.64	7.02	$17,197

Options exercisable at year-end	499,300	$2.51	5.76	$16,742

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents the annualized weighted average values of the significant assumptions used to estimate the fair values of the options granted during 2024 and 2023:

	2024			2023
Risk-free interest rate	4.16%	-	4.33%	3.43%	-	4.24%
Expected life in years	5	-	7.6	5	-	5.5
Expected volatility		61.2%			59.7%
Expected dividend yield		0			0
Weighted average fair value of grants		$2.29			$2.91

All options are granted with an exercise price equal to the fair market value of the underlying common stock on the date of grant.

The Company recognized $310,094 and $204,797 as stock based compensation expense in 2024 and 2023, respectively.  As of December 28, 2024, there was $559,242 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan; that cost is expected to be recognized over a weighted average period of 2.64 years.

(9) Accrued Expenses

Accrued expenses at December 28, 2024 and December 30, 2023 consist of the following:

	2024	2023
Accrued legal and accounting	$138,600	$86,000
Accrued payroll and related costs	254,737	649,201
Accrued other	519,942	339,936

	$913,279	$1,075,137

Included in Accrued other is $288,000 as a reserve for potential credits to be issued as part of a quality issue with a major customer which was set up at the end of 2023.

(10) Revolving Line of Credit

In May 2023, the Company entered into a line of credit (LOC) agreement in the amount of $3.0 million with Rockland Trust Company. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of the National Prime Rate as published by the Wall Street Journal (7.5% at December 28, 2024). On December 28, 2024, the Company had $0 of borrowings under this LOC and its borrowing base at the time would have permitted an additional $3.0 million to have been borrowed.  The LOC remains in effect until terminated per mutual agreement by both parties.  Total Interest Expense for 2024 was $0 and was $0 for 2023.

(11) Notes Payable

In March 2020, the Company acquired a Sonoscan ultrasound microscope for a price of $208 thousand.  The full amount was financed through a 5 year note payable with a third party equipment finance company.  The note is collateralized by the microscope and is being paid in monthly installments of $4 thousand, consisting of principal plus interest at a rate of 6.47%.

The aggregate maturities of the notes payable based on the payment terms of the agreement are as follows:

Remaining in:	Payments due by period
FY 2025	$8,155
Less Interest	$(25)
Total Principal Payments	$8,130

Total interest expense on notes payable during 2024 was $2,177 and during 2023 was $5,096.

(12) Income Taxes

Components of income tax expense (benefit) for each year are as follows:

	2024	2023
Current:
Federal	$-	$81,919
State	456	456

Current income tax provision (benefit):	456	82,375

Deferred:
Federal	(727,390)	357,507
State	(231,566)	142,203

Deferred income tax provision (benefit), net	(958,956)	499,710

Total	$(958,500)	$582,085

Deferred tax assets as of December 28, 2024 and December 30, 2023 are as follows:

	December 28, 2024	December 30, 2023
Deferred Tax Assets:
Net operating loss carryforwards	$766,023	$-
Stock compensation	117,453	209,609
Credit carryforwards	899,441	865,928
Inventory	141,615	84,955
Accrued liabilities	6,468	-
Depreciation	120,452	143,081
Capitalized R&D, net	474,088	263,421
Other	3,142	2,732
Net deferred tax assets	$2,528,682	$1,569,726

A summary of the change in the deferred tax asset is as follows:

	2024	2023

Gross deferred tax balance at beginning of year	$1,569,726	$2,069,436

Deferred tax benefit (provision)	958,956	(499,710)

Balance at end of year, net	$2,528,682	$1,569,726

Income tax expense is different from the amounts computed by applying the U.S. federal statutory income tax rate of 21 percent to pretax income as a result of the following:

	2024	2023

Tax at statutory rate	$(857,216)	$416,663
State tax, net of federal benefit	(231,204)	142,562
Other	129,920	22,860

Total	$958,500	$582,085

The Company’s income tax filings are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations for the years 2020 through 2023.

(13) Retirement Savings Plan

The Company sponsors a Retirement Savings Plan (the ‘Plan’) under the provisions of Section 401 of the Internal Revenue Code. Employees, as defined in the Plan, are eligible to participate in the Plan after 30 days of employment. Under the terms of the Plan, the Company may match employee contributions under such method as described in the Plan. During 2024 the Company elected to match 1% of each of the first 4% of employee contributions paid proportionally each pay period amounting to $239 thousand.  In 2023 the Company elected to match 1% of each of the first 4% of employee contributions paid proportionally each pay period amounting to $232 thousand.

(14) Concentrations of Credit Risk, Significant Customers and Geographic Information

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

Revenues from significant customers as a percentage of total revenues in 2024 and 2023 were as follows:

	Percent of Total Revenues

Significant Customer	2024	2023
A	32%	33%
B	15%	18%
C	11%	9%

As of December 28, 2024, the Company had trade accounts receivable due from these three customers that accounted for 74% of total trade accounts receivable as of that date. To further mitigate the potential for credit losses the Company has acquired a credit insurance policy covering most of our sales to non-US accounts.  Management believes that any credit risks have been properly provided for in the accompanying financial statements.

The Company’s revenue was derived from the following countries in 2024 and 2023:

	Percent of Total Revenues

Country	2024	2023
United States of America	46%	56%
Germany	32%	18%
Other	22%	26%

Many of the Company’s customers based in the United States conduct design, purchasing and payable functions in the United States, but manufacture overseas.

All of the Company’s long-lived assets and operations are located in the United States.

(15) Net Income Per Share

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the sum of the weighted average number of common shares plus additional common shares that would have been outstanding if potential dilutive common shares had been issued for granted stock options and stock purchase rights. Common stock equivalents are excluded from the diluted calculations when a net loss is incurred as they would be anti-dilutive. Had there been a profit in 2024, the dilutive effect would have been 25,905 shares.

The following table presents the calculation of both basic and diluted EPS:

	Dec. 28,	Dec. 30,
	2024	2023
Basic EPS Computation:
Numerator:
Net income (loss)	$(3,135,449)	$1,370,296
Denominator:
Weighted average
Common shares
Outstanding	14,522,513	14,495,709
Basic EPS	$(0.22)	$0.09
Diluted EPS Computation:
Numerator:
Net income (loss)	$(3,135,449)	$1,370,296
Denominator:
Weighted average
Common shares
Outstanding	14,522,513	14,495,709
Dilutive effect of stock options	-	133,102

Total shares	14,522,513	14,628,811

Diluted net income per share	$(0.22)	$0.09

(16) Commitments and Contingencies

We are subject to contingencies, including legal proceedings and claims arising in the normal course of business that cover a wide range of matters including, among others, contract and employment claims; workers compensation claims; product liability; warranty and modification; and adjustment or replacement of units sold.

Direct costs associated with the estimated resolution of contingencies are accrued at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, we believe that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the financial position or results of operations. It is possible, however, that future results of operations for any particular future period could be materially affected by changes in our assumptions or strategies related to these contingencies or changes out of our control.