Form 10-Q
period 2025-03-29
CPS TECHNOLOGIES CORP/DE/
filed 2025-05-02
CIK 814676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 29, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of April 21, 2025: 14,525,960.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

PS TECHNOLOGIES CORP.

Balance Sheets (Unaudited)

	March 29, 2025	December 28, 2024
ASSETS

Current assets:
Cash and cash equivalents	$1,929,919	$3,280,687
Marketable securities, at fair value	1,039,714	1,031,001
Accounts receivable-trade	6,302,650	4,858,208
Accounts receivable-other	210,475	177,068
Inventories, net	4,812,833	4,331,066
Prepaid expenses and other current assets	389,764	480,986
Total current assets	14,685,355	14,159,016
Property and equipment:
Production equipment	10,439,670	10,382,379
Furniture and office equipment	891,921	891,921
Leasehold improvements	997,830	997,830
Total cost	12,329,421	12,272,130
Accumulated depreciation and amortization	(10,542,494)	(10,377,756)
Construction in progress	144,653	108,874
Net property and equipment	1,931,580	2,003,248
Right-of-use lease asset	147,000	186,000
Deferred taxes, net	2,444,973	2,528,682
Total Assets	$19,208,908	18,876,946

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Note payable, current portion	-	8,130
Accounts payable	3,135,552	3,053,712
Accrued expenses	1,070,932	913,279
Deferred revenue	108,080	172,429
Lease liability, current portion	147,000	160,000

Total current liabilities	4,461,564	4,307,550

Deferred revenue – long term	31,277	31,277
Long term lease liability	-	26,000

Total liabilities	4,492,841	4,364,827
Commitments & Contingencies
Stockholders’ equity:
Common stock, $0.01 par value, authorized 20,000,000 shares; issued 14,661,487 shares; outstanding 14,525,960 shares at each March 29, 2025 and December 28, 2024	146,615	146,615
Additional paid-in capital	40,702,573	40,580,387
Accumulated other comprehensive income	1,300	15,500
Accumulated deficit	(25,794,283)	(25,890,245)
Less cost of 135,527 common shares repurchased at each March 29, 2025 and December 28, 2024	(340,138)	(340,138)

Total stockholders’ equity	14,716,067	14,512,119

Total liabilities and stockholders’ equity	$19,208,908	$18,876,946

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.

Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	Fiscal Quarters Ended
	March 29, 2025	March 30, 2024

Product sales	$7,505,921	$5,912,634

Cost of product sales	6,274,920	5,006,324

Gross profit	1,231,001	906,310
Selling, general, and administrative expenses	1,101,350	1,165,922

Operating income (loss)	129,651	(259,612)
Other income, net	50,476	79,171

Income (loss) before income taxes	180,127	(180,441)
Income tax provision (benefit)	84,165	(37,288)

Net income (loss)	$95,962	$(143,153)
Other comprehensive income
Net unrealized gains on available for sale securities	2,037	-
Reclassification adjustment for gains included in net income	(16,237)
Total other comprehensive income	(14,200)	-
Comprehensive income (loss)	81,762	(143,153)

Net income (loss) per basic common share	$0.01	$(0.01)

Weighted average number of basic common shares outstanding	14,525,960	14,519,215

Net income (loss) per diluted common share	$0.01	$(0.01)

Weighted average number of diluted common shares outstanding	14,543,911	14,519,215

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 29, 2025 AND MARCH 30, 2024

	Common Stock
	Number of shares issued	Par Value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Stock repurchased	Total stockholders’ equity
Balance at December 28, 2024	14,661,487	$146,615	$40,580,387	$(25,890,245)	$15,500	$(340,138)	$14,512,119
Share-based compensation expense	—	—	122,186	—	—	—	122,186
Net unrealized gains on available for sale securities	—	—	—	—	2,037	—	2,037
Reclassification adjustment for gains included in net income	—	—	—	—	(16,237)	—	(16,237)
Net income	—	—	—	95,962	—	—	95,962
Balance at March 29, 2025	14,661,487	146,615	$40,702,573	$(25,794,283)	$1,300	$(340,138)	$14,716,067

Balance at December 30, 2023	14,601,487	$146,015	$40,180,893	$(22,754,796)	—	$(250,138)	$17,321,974
Share-based compensation expense	—	—	160,962	—	—	—	160,962
Net loss	—	—	—	(143,153)	—	—	(143,153)
Balance at March 30, 2024	14,601,487	146,015	$40,341,855	$(22,897,949)	—	$(250,138)	$17,339,783

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.

Statements of Cash Flows (Unaudited)

	Fiscal Quarters Ended
	March 29, 2025	March 30, 2024

Cash flows from operating activities:
Net income (loss)	$95,962	$(143,153)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	164,738	101,405
Share-based compensation	122,186	160,962
Deferred taxes	83,709	(40,256)
Realized gain on sale of marketable securities	(26,068)	-
Changes in:
Accounts receivable - trade	(1,444,442)	540,520
Accounts receivable - other	(33,407)	55,701
Inventories	(481,767)	(29,530)
Prepaid expenses and other current assets	91,222	(115,604)
Accounts payable	81,840	(125,313)
Accrued expenses	157,653	(231,367)
Deferred revenue	(64,349)	(44,508)

Net cash provided by (used in) operating activities	(1,252,723)	128,857

Cash flows from investing activities:
Purchases of property and equipment	(93,070)	(263,346)
Proceeds from sale of marketable securities	518,000	-
Purchases of marketable securities	(514,845)	-

Net cash used in investing activities	(89,915)	(263,346)

Cash flows from financing activities:
Payments on note payable	(8,130)	(11,409)

Net cash used in financing activities	(8,130)	(11,409)

Net decrease in cash and cash equivalents	(1,350,768)	(145,898)
Cash and cash equivalents at beginning of period	3,280,687	8,813,626

Cash and cash equivalents at end of period	$1,929,919	$8,667,728

Supplemental disclosures of cash flows information:
Cash paid for interest	$26	$825

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.

Notes to Financial Statements

(Unaudited)

(1)     Nature of Business

CPS Technologies Corporation (the “Company” or “CPS”) provides advanced material solutions to the electronics, power generation, automotive and other industries. The Company’s primary advanced material solution is metal-matrix composites ("MMC") which are a combination of metal and ceramic.

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

The Company’s balance sheet at December 28, 2024 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2024 and in CPS’s other SEC reports, which are accessible on the SEC’s website at www.sec.gov and the Company’s website at www.cpstechnologysolutions.com.

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

(4)      Fair value of Marketable Securities

ASC 820, Fair Value Measurements (“ASC 820”) states that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The three-tiered fair value hierarchy, which prioritizes which inputs should be used in measuring fair value, is comprised of: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than quoted prices in active markets that are observable either directly or indirectly and (Level III) unobservable inputs for which there is little or no market data. The fair value hierarchy requires the use of observable market data when available in determining fair value. CPS’ marketable securities consist solely of US Government bonds with a maturity of 12 months or less and which fall under Level II of the fair value hierarchy. The value of these bonds as of March 29, 2025 was $1,039,714 and, as of December 28, 2024, was $1,031,001.

	March 29, 2025	December 28, 2024
Cost basis	$1,036,409	1,015,501
Unrealized gain	$3,305	15,500
Total fair value	$1,039,714	1,031,001

(5)     Net Income (Loss) Per Common and Common Equivalent Share

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

The following table presents the calculation of both basic and diluted EPS:

	Three Months Ended
	March 29, 2025	March 30, 2024

Basic EPS Computation:
Numerator:
Net income (loss)	$95,962	$(143,153)
Denominator:
Weighted average common shares outstanding	14,525,960	14,519,215
Basic EPS	$0.01	$(0.01)
Diluted EPS Computation:
Numerator:
Net income (loss)	$95,962	$(143,153)
Denominator:
Weighted average common shares outstanding	14,525,960	14,519,215
Dilutive effect of stock options	17,951	-
Total Shares	14,543,911	14,519,215
Diluted EPS	$0.01	$(0.01)

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

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s capitalized operating leases as of March 29, 2025

(Dollars in Thousands)
Maturity of capitalized lease liabilities	Lease payments
Remaining 2025	124
2026	28
Total undiscounted operating lease payments	$152
Less: Imputed interest	(5)
Present value of operating lease liability	$147
Balance Sheet Classification
Current lease liability	$147
Long-term lease liability	-
Total operating lease liability	$147
Other Information
Weighted-average remaining lease term for capitalized operating leases (in months)	11
Weighted-average discount rate for capitalized operating leases	6.6%

Operating Lease Costs and Cash Flows

Operating lease cost and cash paid was $41 thousand during the first quarter of 2025. This cost is related to its long-term operating lease. All other short-term leases were immaterial.

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

During the quarters ended March 29, 2025 and March 30, 2024, a total of 115,000 and 135,500 stock options, respectively, were granted to employees under the Company’s 2020 Equity Incentive Plan (the “Plan”) and a total of 75,000 and 75,000 stock options, respectively, were granted to outside directors during the quarters ended March 29, 2025 and March 30, 2024.

During the quarters ended March 29, 2025 and March 30, 2024, there were 0 options exercised.

During the quarters ended March 29, 2025 and March 30, 2024, the Company repurchased 0 shares for employees to facilitate their exercise of stock options.

There were also 1,083,300 options outstanding at a weighted average price of $2.45 with a weighted average remaining contractual term of 7.6 years as of March 29, 2025 and there were 581,900 shares exercisable at a weighted average price of $2.37 with a weighted average remaining term of 6.7 years.  There were 1,097,900 options outstanding at a weighted average price of $2.61 with a weighted average remaining contractual term of 7.1 years as of March 30, 2024 and there were 582,800 shares exercisable at a weighted average price of $2.44 with a weighted average remaining term of 5.3 years. The Plan, as amended, is authorized to issue 1,500,000 shares of common stock. As of March 29, 2025, there were 466,400 shares available for future grants.

As of March 29, 2025, there was $608 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan; that cost is expected to be recognized over a weighted average period of 2.41 years.

During the quarters ended March 29, 2025 and March 30, 2024, the Company recognized approximately $122 thousand and $161 thousand, respectively, as shared-based compensation expense related to previously granted shares under the Plan.

(8)     Inventories

Inventories consist of the following:

	March 29, 2025	December 28, 2024

Raw materials	$2,561,513	$2,625,305
Work in process	2,537,536	1,880,396
Finished goods	272,212	343,722

Gross inventory	5,371,221	4,849,423
Reserve for obsolescence	(558,428)	(518,357)

Inventories, net	$4,812,833	$4,331,066

(9)    Accrued Expenses

Accrued expenses consist of the following:

	March 29, 2025	December 28, 2024

Accrued legal and accounting	$79,702	$138,600
Accrued payroll and related expenses	456,019	254,737
Accrued other	535,211	519,942

Total Accrued Expenses	$1,070,932	$913,279

(10)     Revolving Line of Credit

In May 2023, the Company entered into a line of credit (LOC) in the amount of $3.0 million with Rockland Trust Company. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of the National Prime Rate as published by the Wall Street Journal (7.5% at March 29, 2025). On March 29, 2025 and March 30, 2024, the Company had $0 of borrowings under this LOC and its borrowing base at the time would have permitted an additional $3.0 million to have been borrowed.  The LOC remains in effect until terminated per mutual agreement by both parties.  Total interest expense for Q1 2025 was $0 and was $0 for Q1 2024.

(11)   Income Taxes

A valuation allowance against deferred tax assets is required to be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized.

The Company believes that it is “more likely than not” that the Company will be able to fully utilize the deferred tax asset. For the first quarter of 2025 the deferred tax asset was decreased $84 for the estimated tax on Q1 net income.

(12)  Segment Reporting

The Company views its operations and manages its business as one segment. The Company produces and sells advanced material solutions, primarily metal matrix composites, to assemblers of high density electronics and other specialty components and subassemblies. The Company also assembles housings and packages for hybrid circuits, selling to the same customers mentioned above. These customers represent a single market or segment with similar stringent and well-defined requirements. The Company’s customers, in turn, sell the components and subassemblies which incorporate the products into many different end markets, however, these end markets are two to three levels removed from the Company. The Company also sells armor strike faces to armor manufacturers, using the same manufacturing process used in its other product solutions. The Company makes operating decisions and assesses financial performance only for the Company as a whole and does not make operating decisions or assess financial performance by the end markets which ultimately use the products.  Our chief operating decision maker (CODM) is Brian Mackey, our President and CEO.  The Company's CODM regularly reviews financial information presented and does not evaluate the Company's operating segment using asset or liability information. Instead, the CODM uses revenue, gross margin, and net income or loss to allocate operating and capital resources and assess performance by comparing actual results to historical results and previously forecasted financial information.

The following table presents segment information for the Company's single reporting segment:

	March 29, 2025	March 30, 2024
Product sales	$7,505,921	$5,912,634

Cost of product sales	6,274,920	5,006,324
Gross profit	1,231,001	906,310

Selling, general, and administrative expenses	1,101,350	1,165,922
Income (loss) from operations	129,651	(259,612)

Other income	50,476	79,171
Income (loss) before income tax	180,127	(180,441)
Income tax provision (benefit)	84,165	(37,288)
Net income (loss)	$95,962	$(143,153)

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the financial statements of the Company and notes thereto included in this report and the Company’s Annual Report on Form 10-K for the year ended December 28, 2024 and in CPS’s other SEC reports, which are accessible on the SEC’s website at www.sec.gov and the Company’s website at www.cpstechnologysolutions.com.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. There are a number of factors that could cause the Company’s actual results to differ materially from those forecasted or projected in such forward-looking statements. This includes the impact of the Russian invasion of Ukraine and other conflicts and potential conflicts, including economic conflicts, throughout the world, which are discussed in Item 3 of this report. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or changed circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

The critical accounting policies utilized by the Company in preparation of the accompanying financial statements are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 28, 2024, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There have been no material changes to these policies since December 28, 2024.

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

As a manufacturer of highly technical and custom products, the Company incurs fixed costs needed to support the business, but which do not vary significantly with changes in sales volume. These costs include the fixed costs of applications such as engineering, tooling design and fabrication, process engineering, and others. Accordingly, particularly given our size, changes in sales volume generally result in even greater changes in financial performance on a percentage basis as fixed costs are spread over a larger or smaller base. Sales volume is therefore a key financial metric used by management.

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

Results of Operations for the First Fiscal Quarter of 2025 (Q1 2025) Compared to the First Fiscal Quarter of 2024 (Q1 2024); (all $ in 000’s)

Revenues totaled $7,506 in Q1 2025 compared with $5,913 generated in Q1 2024, an increase of 27%. The major factor contributing to this increase is the continued expansion of production capacity to meet growing demand, including the addition of our third shift and the continued improvement of our production associates as they gain more experience. As announced in Q4 2024, CPS received an order from an existing customer approximately $5 million greater than the same order received in Q4 2023.

Gross margin in Q1 2025 totaled $1,231 or 16% of sales. This compares with gross margin in Q1 2024 of $906 or 15% of sales. This increase was primarily due to the impact of higher sales volumes on fixed costs.

Selling, general and administrative (SG&A) expenses totaled $1,101 in Q1 2025 compared with SG&A expenses of $1,166 in Q1 2024, a 6% decrease year over year. There are a number of areas in which management has been able to reduce SG&A expenses compared to last year.

The Company experienced operating income of $130 in Q1 2025 compared with an operating loss of $260 in Q1 2024. This increase was a result of the increased gross margin and by the decrease in SG&A expenses. Net after tax income was $96 in Q1 2025 compared to an after tax loss of $143 in Q1 2024.

CPS does not rely on raw materials from Ukraine, Russia, Israel or Gaza. As a result, we do not believe that the Russian invasion of Ukraine or the conflict in Israel and Gaza will have a direct impact on our results. Most of our raw materials are sourced domestically. In some cases, our suppliers may be sourcing these materials from a foreign source. To date, we have not seen any cost increases that we believe are attributable to tariffs, however this could change in the future.

Inflation has had an impact on our costs. Thus far, we have largely been able to pass along these increases to our customers, but there is no guarantee that we will be able to continue this in the future. In addition, there is often a lag between when the costs increase and when we can adjust customer prices. Some of our larger customers will have pricing agreements, typically for one year, and we must wait for those agreements to end before making any pricing adjustments. Wages have also been impacted by inflation. We have instituted a combination of wage increases as well as more competitive benefits in order to retain the personnel making up our workforce.

The factors mentioned above, including inflation and tariffs, create elevated uncertainty regarding future financial performance.

Liquidity and Capital Resources (all $ in 000’s unless noted)

The Company’s cash and cash equivalents at March 29, 2025 totaled $1,930, with marketable securities of $1,040. This compares to cash and cash equivalents at December 28, 2024 of $3,281 and marketable securities of $1,031. The change in cash is predominantly due to our increased accounts receivable which are discussed in more detail below.

Trade accounts receivable at March 29, 2025 totaled $6,303 compared with $4,858 at December 28, 2024. Days Sales Outstanding (DSO) increased from 76 days at the end of 2024 to 78 days at the end of Q1 2025. The reason for this increase is that sales dollars per week grew throughout the quarter, resulting in a higher percentage of Q1 sales remaining in accounts receivable than would be expected, had weekly sales been relatively uniform during the quarter. The accounts receivable balances at December 28, 2024, and March 29, 2025 were both net of an allowance for credit losses of $10.

Inventories totaled $4,813 at March 29, 2025 compared with inventory totaling $4,331 at December 28, 2024. The inventory turnover in the most recent four quarters ending Q1 2025 was 5.5 times (based on a 5 quarter end average) compared with 5.9 times averaged during the four quarters of 2024.

The Company expects it will continue to be able to fund its operations for the remainder of 2025 from operations and existing cash balances.

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

Contractual Obligations (all $ in 000’s unless otherwise noted)

The Company maintains a $3.0 million revolving line of credit (LOC) with Rockland Trust Company. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of the National Prime Rate as published by the Wall Street Journal. On March 29, 2025, the Company had $0 of borrowings under this LOC and its borrowing base at the time would have permitted the full $3.0 million to have been borrowed. The LOC remains in effect until terminated per mutual agreement by both parties.

In March 2020, the Company acquired a scanning acoustic microscope for a price of $208 thousand. The full amount was financed through a 5 year note payable with a financing company. The note was paid in full during the quarter ended March 29, 2025.

The Company has one real estate lease expiring in February 2026. CPS also has a few other leases for equipment which are minor in nature and are generally short-term in duration. None of these have been capitalized. (Note 4, Leases)

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not significantly exposed to the impact of interest rate changes. The Company has not used derivative financial instruments. As one of our major competitors is located in Japan, currency fluctuations can have an impact on how we price our product in order to remain competitive.

Although CPS has not been directly impacted by the war in Ukraine or by the conflict in Israel and Gaza, potential supply chain disruptions and its impact on energy costs are areas where we could be impacted in the future.

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

As of the date of this document, we are not aware of any material negative impacts that tariffs have on our business. Nevertheless, this issue is currently in flux. We could be negatively impacted in the sourcing of raw materials, or, reciprocal tariffs on CPS product could make it more difficult for us to sell profitably to foreign customers.

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

There have been no material changes to the risk factors as discussed in our 2024 Form 10-K.

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

Date: May 2, 2025

/s/Brian T. Mackey

Brian T. Mackey

President and Chief Executive Officer

Date: May 2, 2025

/s/ Charles K. Griffith Jr.

Charles K. Griffith Jr.

Chief Financial Officer