Form 10-Q
period 2025-06-28
CPS TECHNOLOGIES CORP/DE/
filed 2025-08-01
CIK 814676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 28, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of July 23, 2025: 14,525,960.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORP.

Balance Sheets (Unaudited)

	June 28, 2025	December 28, 2024
ASSETS

Current assets:
Cash and cash equivalents	$2,374,037	$3,280,687
Marketable securities, at fair value	1,044,925	1,031,001
Accounts receivable-trade	5,602,703	4,858,208
Accounts receivable-other	416,029	177,068
Inventories, net	5,198,246	4,331,066
Prepaid expenses and other current assets	263,636	480,986
Total current assets	14,899,576	14,159,016
Property and equipment:
Production equipment	10,659,948	10,382,379
Furniture and office equipment	910,310	891,921
Leasehold improvements	997,830	997,830
Total cost	12,568,088	12,272,130
Accumulated depreciation and amortization	(10,698,945)	(10,377,756)
Construction in progress	78,834	108,874
Net property and equipment	1,947,977	2,003,248
Intangible assets	21,363	-
Right-of-use lease asset	108,000	186,000
Deferred taxes, net	2,392,854	2,528,682
Total Assets	$19,369,770	18,876,946

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Note payable, current portion	-	8,130
Accounts payable	3,286,223	3,053,712
Accrued expenses	1,036,463	913,279
Deferred revenue	30,384	172,429
Lease liability, current portion	108,000	160,000

Total current liabilities	4,461,070	4,307,550

Deferred revenue – long term	31,277	31,277
Long term lease liability	-	26,000

Total liabilities	4,492,347	4,364,827
Commitments & Contingencies
Stockholders’ equity:
Common stock, $0.01 par value, authorized 20,000,000 shares; issued 14,661,487 shares; outstanding 14,525,960 shares at each June 28, 2025 and December 28, 2024	146,615	146,615
Additional paid-in capital	40,751,927	40,580,387
Accumulated other comprehensive income	9,469	15,500
Accumulated deficit	(25,690,450)	(25,890,245)
Less cost of 135,527 common shares repurchased at each June 28, 2025 and December 28, 2024	(340,138)	(340,138)

Total stockholders’ equity	14,877,423	14,512,119

Total liabilities and stockholders’ equity	$19,369,770	$18,876,946

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.

Statements of Operations and Other Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Product sales	$8,078,657	$5,030,313	$15,584,578	$10,942,947

Cost of product sales	6,742,341	5,260,305	13,017,261	10,266,629

Gross profit	1,336,316	(229,992)	2,567,317	676,318

Selling, general, and administrative expenses	1,199,389	1,084,995	2,300,739	2,250,917

Income (loss) from operations	136,927	(1,314,987)	266,578	(1,574,599)

Other income, net	19,025	90,851	69,501	170,021

Net income (loss) before income taxes	155,952	(1,224,136)	336,079	(1,404,578)
Income tax provision (benefit)	52,119	(269,832)	136,284	(307,120)

Net income (loss)	$103,833	$(954,304)	$199,795	$(1,097,458)
Other comprehensive income
Net unrealized gains on available for sale securities	8,169	8,701	10,206	8,701
Reclassification adjustment for gains included in net income	-	-	(16,237)	-
Total other comprehensive income	8,169	8,701	(6,031)	8,701
Comprehensive income (loss)	112,002	(945,603)	193,764	(1,088,757)

Net income (loss) per basic common share	$0.01	$(0.07)	$0.01	$(0.08)

Weighted average number of basic common shares outstanding	14,525,960	14,519,215	14,525,960	14,519,215

Net income (loss) per diluted common share	$0.01	$(0.07)	$0.01	$(0.08)

Weighted average number of diluted common shares outstanding	14,577,433	14,519,215	14,560,672	14,519,215

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 28, 2025 AND JUNE 29, 2024

	Common Stock
	Number of shares issued	Par Value	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Stock repurchased	Total stockholders’ equity
Balance at March 29, 2025	14,661,487	$146,615	$40,702,574	$1,300	$(25,794,283)	$(340,138)	$14,716,068
Share-based compensation expense	-	-	49,353	-	-	-	49,353
Other comprehensive income	-	-	-	8,169	-	-	8,169
Net loss	-	-	-	-	103,833	-	103,833
Balance at June 28, 2025	14,661,487	$146,615	$40,751,927	$9,469	$(25,690,450)	$(340,138)	$14,877,423

	Common Stock
	Number of shares issued	Par Value	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Stock repurchased	Total stockholders’ equity
Balance at December 28, 2024	14,661,487	$146,615	$40,580,387	$15,500	$(25,890,245)	$(340,138)	$14,512,119
Share-based compensation expense	-	-	171,540	-	-	-	171,540
Net unrealized gains on available for sale securities	-	-	-	10,206	-	-	10,206
Reclassification adjustment for gains included in net income	-	-	-	(16,237)	-	-	(16,237)
Net income	-	-	-	-	199,795	-	199,795
Balance at June 28, 2025	14,661,487	$146,615	$40,751,927	$9,469	$(25,690,450)	$(340,138)	$14,877,423

	Common Stock
	Number of shares issued	Par Value	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Stock repurchased	Total stockholders’ equity
Balance at March 30, 2024	14,601,487	$146,015	$40,341,855	$-	$(22,897,950)	$(250,138)	$17,339,782
Share-based compensation expense	-	-	44,480	-	-	-	44,480
Other comprehensive income	-	-	-	8,701	-	-	8,701
Net loss	-	-	-	-	(954,304)	-	(954,304)
Balance at June 29, 2024	14,601,487	$146,015	$40,386,335	$8,701	$(23,852,254)	$(250,138)	$16,438,659

	Common Stock
	Number of shares issued	Par Value	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Stock repurchased	Total stockholders’ equity
Balance at December 30, 2023	14,601,487	$146,015	$40,180,893	$-	$(22,754,796)	$(250,138)	$17,321,974
Share-based compensation expense	-	-	205,442	-	-	-	205,442
Other comprehensive income	-	-	-	8,701	-	-	8,701
Net loss	-	-	-	-	(1,097,458)	-	(1,097,458)
Balance at June 29, 2024	14,601,487	$146,015	$40,386,335	$8,701	$(23,852,254)	$(250,138)	$16,438,659

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.

Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 28,	June 29,
	2025	2024

Cash flows from operating activities:
Net income (loss)	$199,795	$(1,097,458)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	321,189	237,954
Share-based compensation	171,540	205,442
Realized gain on sale of marketable securities	(12,183)	-
Deferred taxes	135,828	(307,576)

Changes in:
Accounts receivable-trade	(744,495)	324,862
Accounts receivable-other	(238,961)	(115,157)
Inventories	(867,180)	460,252
Prepaid expenses and other current assets	217,350	(90,306)
Accounts payable	232,511	52,788
Accrued expenses	123,184	(403,284)
Deferred revenue	(142,045)	(186,177)

Net cash used in operating activities	(603,467)	(918,660)

Cash flows from investing activities:
Purchases of property and equipment	(265,918)	(815,720)
Acquisition cost of patents and trademarks	(21,363)	-
Proceeds from sale of marketable securities	518,000	-
Purchase of marketable securities	(525,772)	(750,000)

Net cash used in investing activities	(295,053)	(1,565,720)

Cash flows from financing activities:
Payments on note payable	(8,130)	(23,002)

Net cash used in financing activities	(8,130)	(23,002)

Net decrease in cash and cash equivalents	(906,650)	(2,507,382)

Cash and cash equivalents at beginning of period	3,280,687	8,813,626

Cash and cash equivalents at end of period	$2,374,037	$6,306,244

Supplemental disclosures of cash flows information:
Cash paid for interest	26	1,465

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
Notes to Financial Statements
(Unaudited)

(1)     Nature of Business

CPS Technologies Corporation (the “Company” or “CPS”) provides advanced material solutions to the electronics, power generation, automotive, defense and other industries. The Company’s primary advanced material solution is metal-matrix composites ("MMC") which are a combination of metal and ceramic.

CPS also assembles housings and packages for hybrid circuits. These housings and packages may include components made of metal-matrix composites or they may include components made of more traditional materials such as aluminum.

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

(4)         Fair value of Marketable Securities

ASC 820, Fair Value Measurements (“ASC 820”) states that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The three-tiered fair value hierarchy, which prioritizes which inputs should be used in measuring fair value, is comprised of: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than quoted prices in active markets that are observable either directly or indirectly and (Level III) unobservable inputs for which there is little or no market data. The fair value hierarchy requires the use of observable market data when available in determining fair value. CPS’ marketable securities consist solely of US Government bonds with a maturity of 12 months or less and which fall under Level II of the fair value hierarchy. The value of these bonds as of June 28, 2025 was $1,044,925 and was $1,031,001 as of December 28, 2024.

	June 28, 2025	December 28, 2024
Cost basis	$1,033,947	$1,015,501
Unrealized gain	10,978	15,500
Total fair value	$1,044,925	$1,031,001

(5)         Net Income Per Common and Common Equivalent Share

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the sum of the weighted average number of common shares plus additional common shares that would have been outstanding if potential dilutive common shares had been issued for granted stock options and stock purchase rights. Common stock equivalents are excluded from the diluted calculations when a net loss is incurred as they would be anti-dilutive. Had there been a profit in Q2 and year to date in 2024, the dilutive effect would have been 29,254 shares and 50,607 shares, respectively.

The following table presents the calculation of both basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Basic EPS Computation:
Numerator:
Net income (loss)	$103,833	$(954,304)	$199,795	$(1,097,458)

Denominator:
Weighted average
Common shares
Outstanding	14,525,960	14,519,215	14,525,960	14,519,215

Basic EPS	$0.01	$(0.07)	$0.01	$(0.08)

Diluted EPS Computation:
Numerator:
Net income (loss)	$103,833	$(954,304)	$199,795	$(1,097,458)

Denominator:
Weighted average
Common shares
Outstanding	14,525,960	14,519,215	14,525,960	14,519,215
Dilutive effect of stock options	51,473	-	34,712	-

Total Shares	14,577,433	14,519,215	14,560,672	14,519,215

Diluted EPS	$0.01	$(0.07)	$0.01	$(0.08)

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

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s capitalized operating lease as of June 28, 2025:

(Dollars in Thousands)	June 28, 2025
Maturity of capitalized lease liabilities	Lease payments

2025	83
2026	28
Total undiscounted operating lease payments	$111
Less: Imputed interest	(3)
Present value of operating lease liability	$108

Balance Sheet Classification
Current lease liability	$108
Long-term lease liability	-
Total operating lease liability	$108

Other Information
Remaining lease term for capitalized operating lease (months)	8
Discount rate for capitalized operating leases	6.6%

Operating Lease Costs and Cash Flows

Operating lease cost and cash paid was $41 thousand during the second quarter of 2025 and $83 thousand for the six months ended June 28, 2025. These costs are related to its long-term operating lease. All other short-term leases were immaterial.

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

During the quarter ended June 28, 2025, no stock options were granted to employees under the Company’s 2020 Equity Incentive Plan Stock Incentive Plan (the “Plan”) and no stock options were granted to outside directors during the quarter ended June 28, 2025. For the six months ended June 28, 2025 a total of 115,000 stock options and 75,000 stock options were granted to employees and directors, respectively.  During the quarter ended June 29, 2024, no stock options were granted to employees under the Company’s 2020 Equity Incentive Plan Stock Incentive Plan (the “Plan”) and no stock options were granted to outside directors during the quarter ended June 29, 2024. For the six months ended June 29, 2024 a total of 135,500 stock options and 75,000 stock options were granted to employees and directors, respectively

During the three and six months ended June 28, 2025, there were no options exercised and corresponding shares issued. During the three and six months ended June 29, 2024, there were no options exercised and corresponding shares issued.

During the three and six months ended June 28, 2025, the Company did not repurchase any shares for employees to facilitate their exercise of stock options. During the three and six months ended June 29, 2024, the Company did not repurchase any shares for employees to facilitate their exercise of stock options.

There were also 1,083,300 options outstanding at a weighted average price of $2.45 with a weighted average remaining term of 7.36 years as of June 28, 2025, and there were 594,100 options exercisable at a weighted average price of $2.40 with a weighted average remaining term of 6.49 years as of June 28, 2025. The Plan, as amended, is authorized to issue 1,500,000 shares of common stock. As of June 28, 2025, there were 421,400 shares available for future grants under the 2020 Plan and 141,900 shares outstanding under the 2009 Plan. As of June 29, 2024, there were 638,300 shares available for future grants under the 2020 Plan and 236,200 shares outstanding under the 2009 Plan.

As of June 28, 2025, there was $559 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan; that cost is expected to be recognized over a weighted average period of 2.41 years.

During the three and six months ended June 28, 2025, the Company recognized $49,354 and $171,540, respectively, as shared-based compensation expense related to previously granted shares under the Plan.

During the three and six months ended June 29, 2024, the Company recognized $44,480 and $205,442, respectively, as shared-based compensation expense related to previously granted shares under the Plan.

(8)          Inventories

Inventories consist of the following:

	June 28,	December 28,
	2025	2024

Raw materials	$2,719,237	$2,625,305
Work in process	2,678,705	1,880,396
Finished goods	351,716	343,722

Total inventory	5,749,658	4,849,423

Reserve for obsolescence	(551,412)	(518,357)

Inventories, net	$5,198,246	$4,331,066

(9)          Accrued Expenses

Accrued expenses consist of the following:

	June 28,	December 28,
	2025	2024

Accrued legal and accounting	$77,177	$138,600
Accrued payroll and related expenses	354,631	254,737
Accrued product returns	500,283	429,617
Accrued other	104,372	90,325

	$1,036,463	$913,279

(10)        Line of Credit

The Company has a $3.0 million revolving line of credit (LOC) with Rockland Trust Company. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of the National Prime Rate as published by the Wall Street Journal (7.5% at June 28, 2025). On June 28, 2025, the Company had $0 of borrowings under this LOC and its borrowing base at the time would have permitted an additional $3.0 million to have been borrowed. The line of credit remains in effect and has been extended to August 5, 2025.

(11)       Segment Reporting

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

The following table presents segment information for the Company's single reporting segment:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Product sales	$8,078,657	$5,030,313	$15,584,578	$10,942,947

Cost of product sales	6,742,341	5,260,305	13,017,261	10,266,629
Gross profit (loss)	1,336,316	(229,992)	2,567,317	676,318

Selling, general, and administrative expenses	1,199,389	1,084,995	2,300,739	2,250,917
Income (loss) from operations	136,927	(1,314,987)	266,578	(1,574,599)

Other income, net	19,025	90,851	69,501	170,021
Income (loss) before income taxes	155,952	(1,224,136)	336,079	(1,404,578)
Income tax provision (benefit)	52,119	(269,832	136,284	(307,120)
Net income (loss)	$103,833	$(954,304)	$199,795	$(1,097,458)

(12)         Income Taxes

A valuation allowance against deferred tax assets is required to be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. Management has determined that a valuation allowance is not needed as it expects that the deferred tax asset will be fully utilized.

For the three and six months ended June 28, 2025 the deferred tax asset was decreased $52,119 and $135,828 for the estimated tax provision for Q2 and year to date net income, respectively.

(13)        Subsequent Events: Enactment of the One Big Beautiful Bill Act

On July 4, 2025, the President signed into law the One Big Beautiful Bill Act (Public Law 119-21), which includes significant modifications to the Internal Revenue Code. The legislation permanently extends and modifies key provisions of the Tax Cuts and Jobs Act of 2017 and introduces new deductions and credits applicable to both individuals and businesses.

Key provisions relevant to the Company include:

Restoration of Immediate Expensing for Domestic Research and Experimental ("R&E") Expenditures: Effective for tax years beginning after December 31, 2024, domestic R&E expenditures may be immediately expensed under new Section 174A, reversing the prior capitalization and amortization requirement. This change may materially impact the Company’s deferred tax assets and current tax expense depending on the volume of qualifying expenditures.

It is anticipated that the unamortized Section 174 R&E expenditures at Q2 2025 will be expensed as follows (subject to further analyses and discussions):

	2025	2026	Total	Rationale
Q3 2025	899,728	-	899,728	Expense remaining unamortized for 2025 and 37.5% of 2022-2024
Q4 2025	187,193	-	187,193	Expense 12.5% of 2022-2024
Q1 2026	-	187,193	187,193	Expense 12.5% of 2022-2024
Q2 2026	-	187,193	187,193	Expense 12.5% of 2022-2024
Q3 2026	-	187,193	187,193	Expense 12.5% of 2022-2024
Q4 2026	-	187,193	187,193	Expense 12.5% of 2022-2024
Totals	1,086,921	748,772	1,835,693

Enhancement of Section 179 Expensing: The maximum Section 179 deduction is increased to $2.5 million, with a phase-out threshold beginning at $4 million. This expansion is expected to accelerate tax deductions for qualifying property and benefit capital investment strategies.

Permanent Reinstatement of 100% Bonus Depreciation: For qualified property acquired and placed in service after January 19, 2025, the Company may elect full expensing under Section 168(k), which is expected to accelerate tax deductions and reduce taxable income in applicable periods.

Modifications to FDII (now FDDEI): The deduction under Section 250 for foreign-derived intangible income is reduced to 33.34%, and eligibility criteria are narrowed. These changes may impact export-related tax incentives and deferred tax projections tied to U.S.-held IP.

The Company is currently evaluating the impact of these provisions on its financial statements and tax positions. While the changes are not expected to materially affect prior period results, they may influence future effective tax rates, deferred tax balances, and cash tax obligations. The Company will incorporate these changes into its tax planning and provision calculations for fiscal year 2025 and beyond. However, the full effect of these provisions will depend on the Company's future capital expenditures, R&E activities, financing arrangements, and international operations. The Company will incorporate these changes into its tax provision and planning beginning in fiscal year 2025.

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

On July 4, 2025, the One Big Beautiful Bill Act (Public Law 119-21) was enacted, introducing significant changes to the Internal Revenue Code that affect the Company’s tax accounting estimates. These changes involve a high degree of estimation uncertainty and are reasonably likely to have a material impact on the Company’s financial condition and results of operations.

Key areas of estimation affected include:

Deferred Tax Asset Realizability: The restoration of immediate expensing for domestic R&E expenditures under new Section 174A and enhanced Section 179 limits may materially alter the timing and magnitude of deductible expenses. The Company is reassessing the realizability of deferred tax assets tied to prior capitalization regimes and evaluating the sensitivity of future reversals.

International Tax Provisions (NeCTIe and FDDEI): The restructuring of GILTI and FDII regimes introduces new deduction rates, foreign tax credit limitations, and eligibility criteria. These changes affect the Company’s assumptions regarding foreign income inclusions, expense allocations, and valuation allowances. Estimation uncertainty arises from forecasting foreign earnings, tax credit utilization, and jurisdictional tax rates.

Bonus Depreciation and Enhancement of Section 179 Expensing: The reinstatement of 100% bonus depreciation and enhancement of section 179 requires updated modeling of book-tax differences and deferred balances. The Company is evaluating the impact on capital expenditure forecasts and financing strategies, which may materially affect deferred tax liabilities and effective tax rate projections.

The Company’s critical accounting estimates related to income taxes are subject to change as further guidance is issued and as the Company refines its tax planning strategies. Management continues to monitor developments and will update assumptions and disclosures as necessary.

Overview

Products we provide include baseplates for power electronics used in high-speed electric trains, subway cars, wind turbines, and hybrid and electric vehicles. We provide baseplates and housings used in radar, satellite and avionics applications. We provide lids and heat spreaders used with high performance integrated circuits for use in internet switches and routers. We provide baseplates and housings used in modules built with Wide Band Gap Semiconductors like Silicon Carbide (“SiC”) and Gallium Nitride (“GaN”), collectively Metal Matrix Composites (“MMC”). CPS also assembles housings and packages for hybrid circuits. These housings and packages may include MMC components; they may include components made of more traditional materials such as aluminum, cold rolled steel and Kovar. Using its proprietary MMC technology, the Company also produces lightweight armor, particularly for extreme environments and heavy threat levels.

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

Results of Operations for the Second Fiscal Quarter of 2025 (Q2 2025) Compared to the Second Fiscal Quarter of 2024 (Q2 2024); (all $ in 000’s)

Revenues totaled $8,079 in Q2 2025 compared with $5,030 generated in Q2 2024, an increase of 61%. In spite of the completion of our armor order for the U.S. Navy during Q2 2024, growing demand in our other product lines has significantly increased compared to last year. In September 2024 the Company added a third shift in order to meet this growing demand. In addition, the company received significantly more funding under the federal government’s Small Business Innovative Research ("SBIR") program in Q2 of 2025 as compared to Q2 2024.

Gross profit in Q2 2025 totaled $1,336 or 17% of sales. This compares with a gross loss in Q2 2024 of $230 or -5% of sales. This percentage increase was due to several factors including the impact of fixed costs on significantly higher revenues, as well as abnormally low production yield levels in some of our hermetic package products during Q2 of 2024.

Selling, general and administrative ("SG&A") expenses totaled $1,199 in Q2 2025 compared with SG&A expenses of $1,085 in Q2 2024. This increase was due to several factors including, the increase in variable compensation as a result of stronger results from operations in Q2 2025 as compared to Q2 2024, the weakening of the U.S. dollar relative to the Euro and its impact on our costs with European vendors, and increased commission costs due to higher revenue.

The Company experienced an operating profit of $137 in Q2 2025 compared with an operating loss of $1,315 in Q2 2024. This increase was a result of the increased gross margin, partially offset by the increase in SG&A expenses. Net after tax income was $104 in Q2 2025 compared to an after tax loss of $954 in Q2 2024.

Results of Operations for the First Six Months of 2025 Compared to the First Six Months of 2024 (all $ in 000s)

Total revenue was $15,585 in the first half of 2025, a 42% increase compared with total revenue of $10,943 in the first half of 2024. In spite of the completion of our armor order for the U.S. Navy during Q2 2024, growing demand in our other product lines has significantly increased in 2025 compared to last year. In September 2024 the Company added a third shift in order to meet this growing demand. In addition, the company received significantly more funding under the federal government’s SBIR program in Q2 of 2025 as compared to Q2 2024.

Gross profit in the first six months of 2025 totaled $2,567 or 16% of sales. In the first six months of 2024 gross margin totaled $676 or 6% of sales. This percentage increase was due to several factors including the impact of fixed costs on significantly higher revenues, as well as abnormally low production yield levels in some of our hermetic package products during Q2 of 2024.

Selling, general and administrative (SG&A) expenses were $2,300 during the first six months of 2025, up 2% compared with SG&A expenses of $2,251 in the first six months of 2024. Increased variable compensation accruals and increased commissions, both due to significantly increased revenue were partially offset by a reduction in accounting and legal fees as well as the cost of a settlement with a former outside consultant in 2024.

During the first half of 2025, the Company had net other income of $70. This compares with net other income of $170 realized during the first half of 2024. The decrease in net other income is primarily due to reduced cash balances in the first half of 2025 as compared to 2024.

In the first six months of 2025 the Company had operating income of $267 compared with an operating loss $1,575 in the same period last year. The net income for the first six months of 2025 totaled $200 versus a net loss of $1,097 in the first six months of 2024.

CPS does not rely on raw materials from Ukraine, Russia, Israel or Gaza. As a result, we do not believe that the Russian invasion of Ukraine or the conflict in Israel and Gaza will have a direct impact on our results. Nevertheless, there could be an indirect impact regarding supply chain and inflationary issues as a result of these conflicts.

Inflation has had an impact on our costs. Thus far, we have been able to pass along these increases to our customers, but there is no guarantee that we will be able to continue this in the future. In addition, there is often a lag between when the costs increase and when we can adjust customer prices. Some of our larger customers will have pricing agreements, typically for one year, and we must wait for those agreements to end before making any pricing adjustments. Further, several of our larger customers buy from our major competitor in Japan. The impact of the fluctuation of foreign exchange rates can create situations where our pricing to foreign customers can either more or less competitive as compared to our Japanese competitor.

We are beginning to see an impact of tariffs on our cost structure. While many of our raw materials are sourced domestically, we are seeing instances where the domestic supplier is able to raise prices due to the impact of tariffs on prices charged by their foreign competitors. While the overall impact of these cost increases is relatively small, they are still enough to impact our margins. Given that our major competitor is from outside the U.S., our ability to pass on these cost increases to our foreign customers is somewhat limited.

These factors combine to create a higher degree of uncertainty regarding future financial performance.

Liquidity and Capital Resources (all $ in 000’s unless noted)

The Company’s liquid assets at June 29, 2025 consist of cash and cash equivalents of $2,374 and marketable debt securities with a fair value of $1,045. This compares to cash and cash equivalents at December 28, 2024 of $3,281 and $1,031 marketable debt securities held at December 28, 2024. While cash is down from the end of 2024, it has moved in a “U” shaped pattern with a reduction to $1.9 million at the end of Q1 2025 now recovering to about $2.4 million at the end of Q2 2025. We expect this recovery to continue.

Accounts receivable at June 28, 2025 totaled $5,603 compared with $4,858 at December 28, 2024. Days Sales Outstanding (DSO) decreased from 76 days at the end of 2024 to 67 days at the end of Q2 2025. The decrease in DSO was due to increasing sales volumes as we neared the end of 2024. As a result our receivables at the end of 2024 were a higher percentage of than if revenue was spread out evenly during the period. The accounts receivable balances at December 28, 2024, and June 28, 2025, are both net of an allowance for doubtful accounts of $10.

Inventories totaled $5,198 at June 28, 2025 compared with inventory totaling $4,331 at December 28, 2024. The inventory turnover in the most recent four quarters ending Q2 2025 was 5.2 times (based on a 5 quarter end average) compared with 4.8 times averaged during the four quarters of 2024.

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

Contractual Obligations (all $ in 000’s unless otherwise noted)

The Company has a line of credit (LOC) in the amount of $3.0 million with Rockland Trust Company. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of the National Prime Rate as published by the Wall Street Journal (7.5% on 6/28/2025). On June 28, 2025, the Company had $0 of borrowings under this LOC and its borrowing base at the time would have permitted an additional $3.0 million to have been borrowed.

In March 2020, the company acquired a scanning acoustic microscope for a price of $208 thousand. The full amount was financed through a 5 year note payable with a financing company. This note was paid in full in the first quarter of 2025.

The Company has one real estate lease expiring in February 2026. CPS also has a few other leases for equipment which are minor in nature and are generally short-term in duration. None of these have been capitalized. (Note 6, Leases)

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

Inflation and the impact of tariffs on our costs is an area where we have seen some affect on our business. We have seen price increases in commodity raw materials, such as aluminum, as well as increases in other costs of doing business. As we receive new orders we have been able to pass on most of these costs to our customers. Fortunately, raw materials make up a smaller portion of our overall costs. While they provide a headwind to our profitability, they are a relatively small factor in that total equation. As inflation continues or new tariffs are put in place, our ability to continue to absorb higher costs by raising customer prices cannot be guaranteed.

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

Date: August 1, 2025

/s/Brian T. Mackey

Brian T. Mackey

President and Chief Executive Officer

Date: August 1, 2025

/s/ Charles K. Griffith Jr.

Charles K. Griffith Jr.

Chief Financial Officer