Form 10-Q
period 2025-09-27
CPS TECHNOLOGIES CORP/DE/
filed 2025-10-31
CIK 814676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 27, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of October 20, 2025: 17,979,277.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORP.

Balance Sheets (Unaudited)

	September 27, 2025	December 28, 2024
ASSETS

Current assets:
Cash and cash equivalents	$3,234,142	$3,280,687
Marketable securities, at fair value	1,054,079	1,031,001
Accounts receivable-trade	5,400,080	4,858,208
Accounts receivable-other	376,652	177,068
Inventories, net	5,383,680	4,331,066
Prepaid expenses and other current assets	328,249	480,986
Total current assets	15,776,882	14,159,016
Property and equipment:
Production equipment	10,599,479	10,382,379
Furniture and office equipment	910,310	891,921
Leasehold improvements	997,830	997,830
Total cost	12,507,619	12,272,130
Accumulated depreciation and amortization	(10,737,391)	(10,377,756)
Construction in progress	216,193	108,874
Net property and equipment	1,986,421	2,003,248
Net intangible assets	23,746	-
Right-of-use lease asset	370,000	186,000
Deferred taxes, net	2,279,253	2,528,682
Total Assets	$20,436,302	18,876,946

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Note payable, current portion	-	8,130
Accounts payable	3,530,052	3,053,712
Accrued expenses	1,298,268	913,279
Deferred revenue	74,257	172,429
Lease liability, current portion	161,000	160,000

Total current liabilities	5,063,577	4,307,550

Deferred revenue – long term	31,277	31,277
Long term lease liability	209,000	26,000

Total liabilities	5,303,854	4,364,827
Commitments & Contingencies
Stockholders’ equity:
Common stock, $0.01 par value, authorized 20,000,000 shares; issued 14,666,987 and 14,661,487 shares; outstanding 14,529,277 and 14,525,960 shares at September 27, 2025 and December 28, 2024, respectively	146,670	146,615
Additional paid-in capital	40,809,151	40,580,387
Accumulated other comprehensive income	7,176	15,500
Accumulated deficit	(25,482,486)	(25,890,245)
Less cost of 137,710 and 135,527 common shares repurchased at each September 27, 2025 and December 28, 2024, respectively	(348,063)	(340,138)

Total stockholders’ equity	15,132,448	14,512,119

Total liabilities and stockholders’ equity	$20,436,302	$18,876,946

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.

Statements of Operations and Other Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

Product sales	$8,803,695	$4,247,116	$24,388,272	$15,190,063

Cost of product sales	7,301,129	4,770,548	20,318,390	15,037,177

Gross profit	1,502,566	(523,432)	4,069,882	152,886

Selling, general, and administrative expenses	1,226,484	963,064	3,527,223	3,214,831

Income (loss) from operations	276,082	(1,486,496)	542,659	(3,061,945)

Other income, net	45,483	70,974	114,985	241,845

Net income (loss) before income taxes	321,565	(1,415,522)	657,644	(2,820,100)
Income tax provision (benefit)	113,601	(372,683)	249,885	(679,803)

Net income (loss)	$207,964	$(1,042,839)	$407,759	$(2,140,297)
Other comprehensive income
Net unrealized gains (losses) on available for sale securities	(2,293)	8,745	7,913	17,446
Reclassification adjustment for gains included in net income	-	-	(16,237)	-
Total other comprehensive income (loss)	(2,293)	8,745	(8,324)	17,446
Comprehensive income (loss)	205,671	(1,034,094)	399,435	(2,122,851)

Net income (loss) per basic common share	$0.01	$(0.07)	$0.03	$(0.15)

Weighted average number of basic common shares outstanding	14,527,126	14,525,664	14,526,349	14,521,365

Net income (loss) per diluted common share	$0.01	$(0.07)	$0.03	$(0.15)

Weighted average number of diluted common shares outstanding	14,674,384	14,525,664	14,598,576	14,521,365

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 27, 2025 AND SEPTEMBER 28, 2024

	Common Stock

	Number of shares issued	Par Value	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Stock repurchased	Total stockholders’ equity
Balance at June 28, 2025	14,661,487	$146,615	$40,751,927	$9,469	$(25,690,450)	$(340,138)	$14,877,423
Share-based compensation expense	--	--	49,354	--	--	--	49,354
Employee option exercises	5,500	55	7,870	--	--	(7,925)	--
Other comprehensive loss	--	--	--	(2,293)	--	--	(2,293)
Net income	--	--	--	--	207,964	--	207,964
Balance at September 27, 2025	14,666,987	$146,670	$40,809,151	$7,176	$(25,482,486)	$(348,063)	$15,132,448

	Common Stock
	Number of shares issued	Par Value	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Stock repurchased	Total stockholders’ equity
Balance at December 28, 2024	14,661,487	$146,615	$40,580,387	$15,500	$(25,890,245)	$(340,138)	$14,512,119
Share-based compensation expense	--	--	220,894	--	--	--	220,894
Employee option exercises	5,500	55	7,870	--	--	(7,925)	--
Net unrealized gains on available for sale securities	--	--	--	7,913	--	--	7,913
Reclassification adjustment for gains included in net income	--	--	--	(16,237)	--	--	(16,237)
Net income	--	--	--	--	407,759	--	407,759
Balance at September 27, 2025	14,666,987	$146,670	$40,809,151	$7,176	$(25,482,486)	$(348,063)	$15,132,448

	Common Stock

	Number of shares issued	Par Value	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Stock repurchased	Total stockholders’ equity
Balance at June 29, 2024	14,601,487	$146,015	$40,386,335	$8,701	$(23,852,254)	$(250,138)	$16,438,659
Share-based compensation expense	--	--	44,480	--	--	--	44,480
Employee option exercises	60,000	600	89,400	--	--	(90,000)	--
Other comprehensive income	--	--	--	8,745	--	--	8,745
Net loss	--	--	--	--	(1,042,839)	--	(1,042,839)
Balance at September 28, 2024	14,661,487	$146,615	$40,520,215	$17,446	$(24,895,093)	$(340,138)	$15,449,045

	Common Stock
	Number of shares issued	Par Value	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Stock repurchased	Total stockholders’ equity
Balance at December 30, 2023	14,601,487	$146,015	$40,180,893	$--	$(22,754,796)	$(250,138)	$17,321,974
Share-based compensation expense	--	--	249,922	--	--	--	249,922
Employee option exercises	60,000	600	89,400	--	--	(90,000)	--
Other comprehensive income	--	--	--	17,446	--	--	17,446
Net loss	--	--	--	--	(2,140,297)	--	(2,140,297)
Balance at September 28, 2024	14,661,487	$146,615	$40,520,215	$17,446	$(24,895,093)	$(340,138)	$15,449,045

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.

Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 27,	September 28,
	2025	2024

Cash flows from operating activities:
Net income (loss)	$407,759	$(2,140,297)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	458,478	369,698
Share-based compensation	220,894	249,922
Realized gain on sale of marketable securities	(11,470)	--
Deferred taxes	249,429	(680,259)

Changes in:
Accounts receivable-trade	(541,872)	734,606
Accounts receivable-other	(199,584)	(279,122)
Inventories	(1,052,615)	148,518
Prepaid expenses and other current assets	152,736	(145,063)
Accounts payable	476,340	(38,030)
Accrued expenses	384,991	(234,379)
Deferred revenue	(98,171)	(91,343)

Net cash provided by (used in) operating activities	446,915	(2,105,749)

Cash flows from investing activities-
Purchases of property and equipment	(439,492)	(895,868)
Acquisition cost of patents and trademarks	(25,905)	--
Proceeds from sale of marketable securities	1,027,000	--
Purchase of marketable securities	(1,046,933)	(1,003,506)

Net cash used in investing activities	(485,330)	(1,899,374)

Cash flows from financing activities:
Payments on note payable	(8,130)	(34,784)

Net cash used in financing activities	(8,130)	(34,784)

Net decrease in cash and cash equivalents	(46,545)	(4,039,907)

Cash and cash equivalents at beginning of period	3,280,687	8,813,626

Cash and cash equivalents and restricted cash at end of period	$3,234,142	$4,773,719
Less: Restricted cash at end of period	--	84,715
Cash and cash equivalents at end of period	3,234,142	$4,689,004
Supplemental disclosures of cash flows information:
Cash paid for income taxes	--	432
Cash paid for interest	26	1,917

Supplemental disclosures of non-cash activity
Disposal of fully depreciated production equipment	96,684	1,896,631
Share repurchases as a reduction of stock option exercise proceeds	7,925	90,000

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
Notes to Financial Statements
(Unaudited)

(1)      Nature of Business

CPS Technologies Corporation (the “Company” or “CPS”) provides advanced material solutions to the electronics, power generation, automotive, defense and other industries. The Company’s primary advanced material solution is metal-matrix composites (“MMC”) which are a combination of metal and ceramic.

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

(4)         Fair value of Marketable Securities

ASC 820, Fair Value Measurements (“ASC 820”) states that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The three-tiered fair value hierarchy, which prioritizes which inputs should be used in measuring fair value, is comprised of: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than quoted prices in active markets that are observable either directly or indirectly and (Level III) unobservable inputs for which there is little or no market data. The fair value hierarchy requires the use of observable market data when available in determining fair value. CPS’ marketable securities consist solely of US Government bonds with a maturity of 12 months or less and which fall under Level II of the fair value hierarchy. The value of these bonds as of September 27, 2025 was $1,054,079 and was $1,031,001 as of December 28, 2024.

	September 27, 2025	December 28, 2024
Cost basis	$1,046,903	$1,015,501
Unrealized gain	7,176	15,500
Total fair value	$1,054,079	$1,031,001

(5)         Net Income Per Common and Common Equivalent Share

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the sum of the weighted average number of common shares plus additional common shares that would have been outstanding if potential dilutive common shares had been issued for granted stock options and stock purchase rights. Common stock equivalents are excluded from the diluted calculations when a net loss is incurred as they would be anti-dilutive. Had there been a profit in Q3 and year to date in 2024, the dilutive effect would have been 41,471 shares and 25,905 shares, respectively.

The following table presents the calculation of both basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Basic EPS Computation:
Numerator:
Net income (loss)	$207,964	$(1,042,839)	$407,759	$(2,140,297)

Denominator:
Weighted average
Common shares
Outstanding	14,527,126	14,525,664	14,526,349	14,521,365

Basic EPS	$0.01	$(0.07)	$0.03	$(0.15)

Diluted EPS Computation:
Numerator:
Net income (loss)	$207,964	$(1,042,839)	$407,759	$(2,140,297)

Denominator:
Weighted average
Common shares
Outstanding	14,527,126	14,525,664	14,526,349	14,521,365
Dilutive effect of stock options	147,257	--	72,227	--

Total Shares	14,674,384	14,525,664	14,598,576	14,521,365

Diluted EPS	$0.01	$(0.07)	$0.03	$(0.15)

(6)          Commitments & Contingencies

Commitments

Operating Leases

The Company has one real estate lease now expiring in February 2028. In August 2025 the Company exercised its option to extend the lease term for two additional years. CPS also has a few other leases for equipment which are minor in nature and are generally short-term in duration. None of these equipment leases have been capitalized as the Company elected an accounting policy for short-term leases, which allows lessees to avoid recognizing right-of-use assets and liabilities for leases with terms of 12 months or fewer.

The real estate lease expiring in 2028 (the “Norton facility lease”) is included as a right-of-use lease asset and corresponding lease liability on the balance sheet. This asset and liability was recognized based on the present value of lease payments over the lease term using the Company’s incremental borrowing rate at commencement date, for the portion expiring in February 2026, and the option exercise date, for the final two years of the lease. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Norton facility lease comprises approximately 38 thousand square feet. The lease is triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities. The Company also has two, two year options to renew the lease in March 2028 and again in March 2030 through February 2032. The Company is not reasonably certain these extensions will be exercised at this time, and therefore are not included in the lease asset or liability. Annual rental payments range from $165 thousand to $169 thousand through maturity.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s capitalized operating lease as of September 27, 2025:

(Dollars in Thousands)	September 27, 2025
Maturity of capitalized lease liabilities	Lease payments

2025	41
2026	168
2027	169
2028	28
Total undiscounted operating lease payments	$406
Less: Imputed interest	(36)
Present value of operating lease liability	$370

Balance Sheet Classification
Current lease liability	$161
Long-term lease liability	209
Total operating lease liability	$370

Other Information
Remaining lease term for capitalized operating lease (months)	29
Discount rate for capitalized operating leases	7.3%

Operating Lease Costs and Cash Flows

Operating lease cost and cash paid was $41 thousand during the third quarter of 2025 and $124 thousand for the nine months ended September 27, 2025. These costs are related to its long-term operating lease. All other short-term leases were immaterial.

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

During the quarter ended September 27, 2025, no stock options were granted to employees under the Company’s 2020 Equity Incentive Plan Stock Incentive Plan (the “Plan”) and no stock options were granted to outside directors during the quarter ended September 27, 2025. For the nine months ended September 27, 2025 a total of 115,000 stock options and 75,000 stock options were granted to employees and directors, respectively. During the quarter ended September 28, 2024, no stock options were granted to employees under the Company’s 2020 Equity Incentive Plan Stock Incentive Plan (the “Plan”) and no stock options were granted to outside directors during the quarter ended September 28, 2024. For the nine months ended September 28, 2024 a total of 135,500 stock options and 75,000 stock options were granted to employees and directors, respectively.

During the three and nine months ended September 27, 2025, there were 5,500 options exercised and corresponding shares issued at a weighted average price of $1.44. During the three and nine months ended September 28, 2024, there were 60,000 options exercised and corresponding shares issued at a weighted average price of $1.50.

During the three and nine months ended September 27, 2025, the Company repurchased 2,183 shares for employees to facilitate their exercise of stock options. During the three and nine months ended September 28, 2024, the Company repurchased 53,255 shares for employees to facilitate their exercise of stock options.

There were also 1,077,800 options outstanding at a weighted average price of $2.45 with a weighted average remaining term of 7.13 years as of September 27, 2025, and there were 635,500 options exercisable at a weighted average price of $2.45 with a weighted average remaining term of 6.37 years as of September 27, 2025. The Plan, as amended, is authorized to issue 1,500,000 shares of common stock. As of September 27, 2025, there were 421,400 shares available for future grants under the 2020 Plan and 138,900 shares outstanding under the 2009 Plan. As of September 28, 2024, there were 626,400 shares available for future grants under the 2020 Plan and 248,400 shares outstanding under the 2009 Plan.

As of September 27, 2025, there was $509 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan; that cost is expected to be recognized over a weighted average period of 2.68 years.

During the three and nine months ended September 27, 2025, the Company recognized $49,354 and $220,894, respectively, as shared-based compensation expense related to previously granted shares under the Plan.

During the three and nine months ended September 28, 2024, the Company recognized $44,480 and $249,922, respectively, as shared-based compensation expense related to previously granted shares under the Plan.

(8)          Inventories

Inventories consist of the following:

	September 27,	December 28,
	2025	2024

Raw materials	$2,422,339	$2,625,305
Work in process	3,175,806	1,880,396
Finished goods	328,395	343,722

Total inventory	5,926,541	4,849,423

Reserve for obsolescence	(542,860)	(518,357)

Inventories, net	$5,383,680	$4,331,066

(9)          Accrued Expenses

Accrued expenses consist of the following:

	September 27,	December 28,
	2025	2024

Accrued legal and accounting	$96,450	$138,600
Accrued payroll and related expenses	635,051	254,737
Accrued product returns	465,696	429,617
Accrued other	101,071	90,325

	$1,298,268	$913,279

(10)        Line of Credit

The Company has a $3.0 million revolving line of credit (LOC) with Rockland Trust Company. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of the National Prime Rate as published by the Wall Street Journal (7.25% at September 27, 2025). On September 27, 2025, the Company had $0 of borrowings under this LOC and its borrowing base at the time would have permitted an additional $3.0 million to have been borrowed. The line of credit remains in effect and has been extended to August 5, 2026.

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

The following table presents segment information for the Company's single reporting segment:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Product Sales	$8,803,695	$4,247,116	$24,388,272	$15,190,063

Cost of product sales	7,301,129	4,770,548	20,318,390	15,037,177
Gross profit (loss)	1,502,566	(523,432)	4,069,882	152,886

Selling, general, and administrative expenses	1,226,484	963,064	3,527,223	3,214,831
Income (loss) from operations	276,082	(1,486,496)	542,659	(3,061,945)

Other income, net	45,483	70,974	114,985	241,845
Income (loss) before income taxes	321,565	(1,415,522)	657,644	(2,820,100)
Income tax provision (benefit)	113,601	(372,683)	249,885	(679,803)
Net income (loss)	$207,964	$(1,042,839)	$407,759	$(2,140,297)

(12)         Income Taxes

A valuation allowance against deferred tax assets is required to be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. Management has determined that a valuation allowance is not needed as it expects that the deferred tax asset will be fully utilized.

For the three and nine months ended September 27, 2025 the deferred tax asset was decreased $113,601 and $249,429 for the estimated tax provision for Q3 and year to date net income, respectively.

(13)         Enactment of the One Big Beautiful Bill Act

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

Key provisions relevant to the Company include:

Restoration of Immediate Expensing for Domestic Research and Experimental (“R&E”) Expenditures: Effective for tax years beginning after December 31, 2024, domestic R&E expenditures may be immediately expensed under new Section 174A, reversing the prior capitalization and amortization requirement. This change may materially impact the Company’s deferred tax assets and current tax expense depending on the volume of qualifying expenditures.

During Q3 2025, the Company expensed $899,728 of unamortized Section 174 R&E expenditures.

It is anticipated that the unamortized Section 174 R&E expenditures at Q2 2025 will be expensed as follows (subject to further analyses and discussions):

	2025	2026	Total	Rationale
Q4 2025	187,193	-	187,193	Expense 12.5% of 2022-2024
Q1 2026	-	187,193	187,193	Expense 12.5% of 2022-2024
Q2 2026	-	187,193	187,193	Expense 12.5% of 2022-2024
Q3 2026	-	187,193	187,193	Expense 12.5% of 2022-2024
Q4 2026	-	187,193	187,193	Expense 12.5% of 2022-2024
Totals	187,193	748,772	935,965

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

(14)         Subsequent Events: Equity capital raise

On October 8, 2025 the Company closed an equity raise underwritten by Roth Capital Partners (“Roth”). Roth acquired 3,450,000 shares of the Company’s common stock at a price of $3.00 per share. The net proceeds to the Company were $9,540,025. Had the transaction occurred on the final day of the fiscal quarter, September 27, 2025, the balance sheet would have appeared as follows (changes are italicized):

CPS TECHNOLOGIES CORP.

Balance Sheets (Unaudited)

	September 27, 2025	December 28, 2024
ASSETS

Current assets:
Cash and cash equivalents	$12,774,167	$3,280,687
Marketable securities, at fair value	1,054,079	1,031,001
Accounts receivable-trade	5,400,080	4,858,208
Accounts receivable-other	376,652	177,068
Inventories, net	5,383,680	4,331,066
Prepaid expenses and other current assets	328,249	480,986
Total current assets	25,316,907	14,159,016
Property and equipment:
Production equipment	10,599,479	10,382,379
Furniture and office equipment	910,310	891,921
Leasehold improvements	997,830	997,830
Total cost	12,507,619	12,272,130
Accumulated depreciation and amortization	(10,737,391)	(10,377,756)
Construction in progress	216,193	108,874
Net property and equipment	1,986,421	2,003,248
Net Intangible assets	23,746	-
Right-of-use lease asset	370,000	186,000
Deferred taxes, net	2,279,253	2,528,682
Total Assets	$29,976,327	18,876,946

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Note payable, current portion	-	8,130
Accounts payable	3,530,052	3,053,712
Accrued expenses	1,298,268	913,279
Deferred revenue	74,257	172,429
Lease liability, current portion	161,000	160,000

Total current liabilities	5,063,577	4,307,550

Deferred revenue – long term	31,277	31,277
Long term lease liability	209,000	26,000

Total liabilities	5,303,854	4,364,827
Commitments & Contingencies
Stockholders’ equity:
Common stock, $0.01 par value, authorized 20,000,000 shares; issued 18,116,987 shares and 14,661,487; outstanding 17,979,277 and 14,525,960 shares at September 27, 2025 and December 28, 2024, respectively	181,170	146,615
Additional paid-in capital	50,314,676	40,580,387
Accumulated other comprehensive income	7,176	15,500
Accumulated deficit	(25,482,486)	(25,890,245)
Less cost of 137,710 and 135,527 common shares repurchased at each September 27, 2025 and December 28, 2024, respectively	(348,063)	(340,138)

Total stockholders’ equity	24,672,473	14,512,119

Total liabilities and stockholders’ equity	$29,976,327	$18,876,946

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations for the Third Fiscal Quarter of 2025 (Q3 2025) Compared to the Third Fiscal Quarter of 2024 (Q3 2024); (all $ in 000’s)

Revenues totaled $8,804 in Q3 2025 compared with $4,247 generated in Q3 2024, an increase of 107%. Growing demand in our MMC and hermetic packages product lines has significantly increased compared to last year. In September 2024 the Company added a third shift in order to meet this growing demand. In addition, the company received significantly more funding under the federal government’s Small Business Innovation Research ("SBIR") program in Q3 of 2025 as compared to Q3 2024. Lastly, significant increases in the price of gold, which costs are billed to our customers, also contributed to this increase.

Gross profit in Q3 2025 totaled $1,503 or 17% of sales. This compares with a gross loss in Q3 2024 of $523 or -12% of sales. This percentage increase was due to several factors including the impact of fixed costs on significantly higher revenues, as well as training costs for our new third shift employees during Q3 of 2024.

Selling, general and administrative (SG&A) expenses totaled $1,226 in Q3 2025 compared with SG&A expenses of $963 in Q3 2024. This increase was due to several factors including, the increase in variable compensation as a result of stronger results from operations in Q3 2025 as compared to Q3 2024, the weakening of the U.S. dollar relative to the Euro and its impact on our costs with European vendors, and increased commission costs due to higher revenue.

The Company experienced an operating profit of $276 in Q3 2025 compared with an operating loss of $1,486 in Q3 2024. This increase was a result of the increased gross margin, partially offset by the increase in SG&A expenses. Net after tax income was $208 in Q3 2025 compared to an after tax loss of $1,043 in Q3 2024.

Results of Operations for the First Nine Months of 2025 Compared to the First Nine Months of 2024 (all $ in 000s)

Total revenue was $24,388 in the first nine months of 2025, a 61% increase compared with total revenue of $15,190 in the first nine months of 2024. In spite of the completion of our armor order for the U.S. Navy during 2024, growing demand in our other product lines has significantly increased in 2025 compared to last year. In September 2024 the Company added a third shift in order to meet this growing demand. In addition, the company received significantly more funding under the federal government’s SBIR program in 2025 as compared to 2024. Lastly, significant increases in the price of gold, which costs are billed to our customers, also contributed to this increase.

Gross profit in the first nine months of 2025 totaled $4,070 or 17% of sales. In the first nine months of 2024 gross margin totaled $153 or 1% of sales. This percentage increase was due to several factors including the impact of fixed costs on significantly higher revenues, as well as abnormally low production yield levels in some of our hermetic package products during 2024.

Selling, general and administrative (SG&A) expenses were $3,527 during the first nine months of 2025, up 10% compared with SG&A expenses of $3,215 in the first nine months of 2024. Increased variable compensation accruals and increased commissions, both due to significantly increased revenue were partially offset by a reduction in accounting and legal fees as well as the cost of a settlement with a former outside consultant in 2024.

During the first nine months of 2025, the Company had net other income of $115. This compares with net other income of $242 realized during the first nine months of 2024. The decrease in net other income is primarily due to reduced cash balances in the first nine months of 2025 as compared to 2024.

In the first nine months of 2025 the Company had operating income of $543 compared with an operating loss $3,062 in the same period last year. The net income for the first nine months of 2025 totaled $408 versus a net loss of $2,140 in the first nine months of 2024.

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

We are beginning to see an impact of tariffs on our cost structure. While many of our raw materials are sourced domestically, we are seeing instances where the domestic supplier is able to raise prices due to the impact of tariffs on prices charged by their foreign competitors. While the overall impact of these costs increases is relatively small, they are still enough to impact our margins. Given that our major competitor is from outside the U.S., our ability to pass on these cost increases to our foreign customers is somewhat limited.

These factors combine to create a higher degree of uncertainty regarding future financial performance.

Liquidity and Capital Resources (all $ in 000’s unless noted)

The Company’s liquid assets at September 27, 2025 consist of cash and cash equivalents of $3,234 and marketable debt securities with a fair value of $1,054. This compares to cash and cash equivalents at December 28, 2024 of $3,281 and $1,031 marketable debt securities held at December 28, 2024. We have recovered from our low cash position near the end of Q1 2025 of $1,930. We expect the trend of cash growth from operations to continue.

Trade accounts receivable at September 27, 2025 totaled $5,400 compared with $4,858 at December 28, 2024. Days Sales Outstanding (DSO) decreased from 75 days at the end of 2024 to 55 days at the end of Q3 2025. The decrease in DSO was due to increasing sales volumes as we neared the end of 2024. As a result our receivables at the end of 2024 were a higher percentage of receivables than if revenue was spread out evenly during the period. The accounts receivable balances at December 28, 2024, and September 27, 2025, are both net of an allowance for doubtful accounts of $10.

Inventories totaled $5,384 at September 27, 2025 compared with inventory totaling $4,331 at December 28, 2024. The inventory turnover in the most recent four quarters ending Q3 2025 was 5.2 times (based on a 5 quarter end average) compared with 4.8 times averaged during the four quarters of 2024.

On October 8, 2025 the Company closed an equity raise underwritten by Roth Capital Partners (“Roth”). Roth acquired 3,450,000 shares of the Company’s common stock at a price of $3.00 per share. The net proceeds to the Company were $9,540,025. Due to increased customer demand for our core products, the potential growth of our new product lines (AlMax ® fiber reinforced aluminum, radiation shielding, and others), possible new armor orders, and expanding product development efforts, the Company is actively searching for a larger facility near our current location which will enable us to meet these demands. The proceeds of our equity raise will enable us to pay for the costs to relocate to a different facility, the fit up of the larger facility, and the capital expenditures for the equipment necessary to accommodate this expected growth.

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

Contractual Obligations (all $ in 000’s unless otherwise noted)

The Company has a line of credit (LOC) in the amount of $3.0 million with Rockland Trust Company. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of the National Prime Rate as published by the Wall Street Journal (7.25% on 9/27/2025). On September 27, 2025, the Company had $0 of borrowings under this LOC and its borrowing base at the time would have permitted an additional $3.0 million to have been borrowed.

In March 2020, the company acquired a scanning acoustic microscope for a price of $208 thousand. The full amount was financed through a 5 year note payable with a financing company. This note was paid in full in the first quarter of 2025.

The Company has one real estate lease expiring in February 2028. CPS also has a few other leases for equipment which are minor in nature and are generally short-term in duration. None of these have been capitalized. (Note 6, Leases)

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

Date: October 31, 2025

/s/Brian T. Mackey

Brian T. Mackey

President and Chief Executive Officer

Date: October 31, 2025

/s/ Charles K. Griffith Jr.

Charles K. Griffith Jr.

Chief Financial Officer