Form 10-K
period 2025-12-27
CPS TECHNOLOGIES CORP/DE/
filed 2026-03-03
CIK 814676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 27, 2025
or
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

☐ Yes ☒ No

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was $52 million based on the average of the reported closing bid and asked prices for the Common Stock as of the last business day of the registrant’s most recently completed fourth fiscal quarter as reported on the NASDAQ Capital Market.

Number of shares of Common Stock outstanding as of February 18, 2026: 17,991,780 shares.

Portions of the Proxy Statement to be filed for the Company’s 2026 meeting of stockholders are incorporated by reference into Part III of this form 10-K.

Part I

Item 1. Business.

CPS Technologies Corp. (the “Company” or “CPS”) is a Massachusetts-based advanced materials company founded in 1984 (originally as Ceramics Process Systems Corporation) and publicly listed on Nasdaq since 1987. Renamed CPS Technologies Corp. in 2007, the Company designs, manufactures, and sells high-performance material solutions for global customers across diverse markets, including transportation, energy, automotive, electronics, telecommunications, aerospace, and defense.

CPS possesses significant proprietary expertise in metal matrix composites (MMCs), which are custom-engineered materials that combine metals and ceramics to deliver superior performance properties. Due to these properties, which include improved thermal conductivity, stiffness, durability, lighter weight, and thermal expansion matching compared to conventional materials, the Company's products are well suited for applications with high performance demands. CPS’s components are used in high-speed trains, mass transit, HVDC power systems, electrical infrastructure, internet equipment, electric and hybrid vehicles, wind turbines, satellites, and even NASA Mars rovers.

Hermetic Packaging products, the Company’s second product category, are used in high reliability communications and power modules for avionics and satellite applications, including GPS systems. The Company’s products include housings and heat spreaders for high-performance microprocessors, graphics processing chips, and application-specific integrated circuits. The Company’s products allow higher performance and improved energy efficiency, particularly in applications in which there is a high cost of failure.

The Company is a fully qualified supplier to many major global electronics OEMs.

Using its proprietary MMC technology, the Company also produces lightweight, high performance armor. Due to its ability to withstand extreme environments and high threat levels, the Company's HybridTech Armor® has been selected as the solution for crew served weapons stations on the U.S. Navy’s aircraft carriers. Its light weight also makes it an ideal solution for aircraft and other vehicles requiring a high strength to weight ratio.

CPS maintains a strong focus on research and development and is actively expanding its product portfolio. The Company's strategy is to drive sustained, profitable growth by developing and delivering advanced, high-performance material solutions to a diversified set of global, high-growth end markets. The Company focuses on applications where performance and reliability are critical, and where the cost of failure is often high. While many of these new product initiatives involve the utilization of our current materials science and manufacturing expertise, many of them address large markets which we have not historically served.

The Company believes its diversified end-market strategy, emphasis on innovation, growing portfolio of market-driven intellectual property (IP), and reputation for quality and reliability position the Company for sustained growth in high-value, technology-driven markets. Central to this strategy is leveraging CPS’s proprietary MMC technologies and specialized manufacturing processes (Quickset and QuickCast) to create customized products that are difficult for competitors to replicate. CPS emphasizes technical differentiation, quality, and reliability to maintain strong customer relationships with leading OEMs in electronics, transportation, energy, aerospace, and defense.

In 2022 the Company resumed participation in U.S. government Small Business Innovation Research (SBIR) and Small Business Technology Transfer (STTR) programs, through which it has now secured multiple Phase I and Phase II awards, strengthening its intellectual property portfolio. These programs provide funding for innovative research and development to domestic small businesses, who maintain certain intellectual property rights. In 2024 CPS received funding for its first two Phase II SBIRs. In 2025, CPS received funding for its third Phase II program as well as five new phase I SBIRs.

CPS management believes our business model of providing advanced material solutions to a portfolio of high growth markets provides CPS with the opportunity for sustained growth and a diversified customer base. While we have a number of ongoing production orders generating significant revenue, we also have many new product opportunities which could lead to significant production orders in new product lines in the future. Some of these opportunities may come to fruition as early as the next year or two, while others will take longer to develop.

Operationally, the Company typically follows a build-to-order, highly customized manufacturing model, supported by ongoing investments in employee training, automation, and process efficiency. CPS also emphasizes regulatory compliance, cybersecurity, and export controls to support its growing presence in defense- and aerospace-related markets.

Overall, CPS’s strategy is to combine advanced materials science, proprietary processes, disciplined operations, and targeted investment in product development to build a diversified, defensible business positioned for long-term growth in demanding, technology-driven markets.

In 2025, our three largest customers accounted for 39%, 13%, and 12% of revenues, respectively. In 2025, approximately 81% of our revenues were derived from commercial applications and 19% from defense-related applications.

CPS’s website is http://www.cpstechnologysolutions.com.

Products

Metal Matrix Composites

We design, manufacture and sell custom MMC components that improve the performance and reliability of systems in applications that include high-speed trains, mass transit, hybrid and electric cars, energy infrastructure, High-Voltage Direct Current (HVDC) converter stations, wind-turbines, routers, switches and fiber optic components for internet infrastructure.

MMCs are advanced materials formed by combining metals with ceramics. Compared to conventional materials, MMCs offer higher thermal conductivity, better thermal expansion matching, increased stiffness, and significantly lower weight. These advantages, in particular the lighter weight and durability, are why CPS components have been used on the last two Mars Rovers, as well as on numerous satellites.

CPS produces MMCs by combining a ceramic and a metal at the microstructural level, creating materials that efficiently dissipate heat while maintaining a coefficient of thermal expansion closely matched to surrounding components. This compatibility is critical to the long-term reliability of the assembly. Typically, the ceramic is silicon carbide (SiC) and the metal is aluminum (Al), resulting in an aluminum silicon carbide (AlSiC) composite. By adjusting the SiC-to-aluminum ratio, CPS can tailor the thermal expansion of AlSiC components to meet the requirements of each customer’s application.

We provide baseplates and heat spreaders on which power semiconductors are mounted to produce modules for motor control. The power semiconductors are typically Insulated Gate Bipolar Transistor, or IGBTs. Our MMC baseplates have sufficient thermal conductivity to enable removal of heat through the baseplate and have a thermal expansion rate sufficiently similar to the other components in the assembly to ensure reliability over time as the assembly thermally cycles. We believe this market will continue to grow as the use of power modules penetrates additional motor applications, and as electric motors themselves penetrate new applications such as hybrid and electric vehicles and HVDC converter stations.

CPS produces products made of AlSiC in the shapes and configurations required for each application, for example, in the form of baseplates, lids, substrates, housings, etc. Every product is made to a customer’s specifications. The CPS process technology allows most products to be made to net shape, requiring little or no final machining.

Although the Company primarily manufactures MMC components comprised of AlSiC, its proprietary Quickset and Quickcast process technologies can be used to produce other MMCs to meet market requirements. For example, CPS combines aluminum with other ceramic or metal components such as ceramic fibers, tungsten and boron carbide.

An important development in power processing is the emergence of wide-band gap semiconductors, particularly SiC semiconductors. SiC chips are more efficient than Si chips and are being used more frequently in power applications. Modules using SiC chips run at higher temperatures, increasing the need for improved thermal management, a need which the Company's products address.

CPS’s MMC products enable higher system performance, improved energy efficiency, and enhanced reliability across a broad range of advanced industrial, electronics, energy, aerospace, and defense applications. CPS’s MMC products are targeted at customers operating in high-performance, high-reliability industries where material properties such as thermal management and durability are critical.

Hermetic Packaging Products

CPS’s hermetic packaging products are designed for high-reliability electronic and power applications in aerospace, defense, space, telecommunications, and advanced electronics. These products leverage CPS’s materials science expertise and precision manufacturing capabilities to protect microelectronics from moisture, contaminants, and harsh operating environments.

CPS’s products support mission-critical systems with a high cost of failure. Extended reliability, effective environmental sealing, and superior thermal performance are critical product attributes. These products are frequently used for space applications such as satellites, flight applications such as avionics and undersea applications such as torpedoes, submarines and communications buoys. The Company also produces housings and heat spreaders for high-performance microprocessors, graphics processing chips, and application-specific integrated circuits.

To our knowledge, CPS is the only producer of hermetic packages with AlSiC bases, combining our expertise in hermetic package production with our expertise in MMC production. The CPS AlSiC hermetic package provides tremendous benefits in terms of reduced weight and CTE matching which are extremely important for space-based programs. CPS hermetic packages are used in every current generation GPS satellite, the Mars Perseverance rover as well as many other aerospace applications. There are even CPS parts on NASA’s New Horizons mission, currently well beyond Pluto and in the Kuiper Belt!

We sell primarily to major microelectronics systems houses in the U.S., Europe and Asia. Our customers typically purchase prototype and evaluation quantities of our products over a one to three year period before purchasing production volumes.

HybridTech Armor®

CPS’s armor products, marketed under the HybridTech Armor® brand, utilize the Company’s proprietary MMC technology to deliver lightweight, high-strength protection capable of withstanding extreme environments and advanced ballistic threats. Designed for defense customers operating across diverse and demanding conditions, the MMC-based armor line addresses mission requirements where reducing weight without compromising protection is critical.

Historically, armor systems have relied on steel panels. As ballistic threat levels have increased, the amount of steel required to achieve adequate protection has become prohibitively heavy, negatively impacting platform performance. While ceramic armor has been adopted by the U.S. military for weight-sensitive applications, it has notable limitations, including reduced multi-hit capability. CPS’s MMC technology overcomes these challenges by embedding ceramic armor elements within a metal matrix, resulting in a lightweight, durable armor system with excellent ballistic performance (including robust multi-hit capability) that is well suited for demanding operational environments.

HybridTech Armor® is suitable for a wide range of applications, including ground vehicles, naval and amphibious vessels, aircraft, and fixed installations. Compared with traditional armor materials, CPS’s solutions provide superior ballistic protection at significantly reduced weight, along with enhanced durability in harsh environments such as salt spray and extreme heat. Armor panels are custom engineered to meet specific ballistic threat levels and to integrate seamlessly with vehicle, aircraft, or platform design requirements.

From 2021 through 2024, CPS manufactured armor panel strikefaces for the U.S. Navy’s aircraft carrier fleet. These panels are currently being installed on these ships, beginning with the USS Abraham Lincoln. The Company expects this technology to be adopted for additional surface vessel applications in the future.

A new Phase I program funded by the U.S. Navy in 2025 provides for the lightweighting of the U.S. Marine Corps Amphibious Combat Vehicle (ACV). CPS’s HybridTech armor solution offers a potential replacement for the steel panels currently used for ballistic protection on the ACV, which would provide significant weight reduction.

Product Development

CPS’s product development efforts are focused on leveraging its core materials science expertise and proprietary manufacturing technologies to address clearly defined customer requirements in high-growth markets. Using this methodology, the Company is developing products for new applications while strengthening its intellectual property portfolio.

New initiatives are typically built on CPS’s established strengths, such as the design and manufacture of MMCs, enabling the Company to reuse established processes while expanding into new markets. These materials can provide desirable properties, including low density, high strength and stiffness, low coefficient of thermal expansion, and be either highly conductive or insulating. These properties allow MMCs to function in thermal management applications, as lightweight structures, and as supports that provide high levels of dimensional stability.

CPS follows a solution-driven process for developing new products, often involving close collaboration with the customer. New product ideas are typically based on well-defined customer requirements, often in high-reliability, mission-critical applications. Components often undergo rigorous testing to meet customer specifications. For example, hermetic packaging products receive specialized testing for challenging environments (e.g., salt fog) while armor products are tested for ballistic performance at specialized laboratories.

The vast majority of CPS’s solutions are internally developed, However, in March 2024 the Company announced it had entered into a worldwide, exclusive licensing agreement with Triton Systems for their Fiber Reinforced Aluminum (FRA) solution. FRA, which CPS is marketing as AlMax, is stronger and more durable than neat aluminum, especially at high temperatures, at only a marginally higher weight. Target applications include helicopter bearing liners, with FRA serving as a replacement for much heavier steel, providing a lighter weight solution. While this could lead to large production orders for CPS, it will likely take several years of testing before this comes to fruition. Based on customer interest, we anticipate other potential applications for this material, which could result in a faster move into regular production.

The Company’s pipeline management approach allocates resources to projects that have strong technical differentiation and a high potential for commercialization. The Company seeks to:

●	Broaden its product portfolio
●	Strengthen its competitive advantage through technical differentiation
●	Develop unique materials, designs, and manufacturing processes that create defensible barriers to entry
●	Expand its engineering, design, simulation, prototyping, and testing capabilities
●	Shorten internal development cycles
●	Validate product performance to meet established standards

Current areas of active development include:

●

Injection molded alloys and ceramics: CPS has utilized Quickset Injection Molding as part of the fabrication process for AlSiC composites for decades. The process offers broad compatibility with most alloys (stainless steels, tungsten, nickel alloys, and others) and ceramics (silicon carbide, boron carbide, alumina, silicon nitride, and others). CPS is actively pursuing opportunities for fabricating these materials, offering an alternative to traditional injection molding. The CPS process results in larger, more complex, easier to sinter alloys and ceramics with demonstrated high volume capacity.

●

Infiltration of composites: CPS utilizes QuickCast Pressure Infiltration to convert porous silicon carbide preforms to AlSiC composites. The same molten aluminum infiltration process can be used to fabricate other types of MMCs. CPS is actively maturing and commercializing AlMax, a high strength aluminum composite reinforced with discontinuous ceramic fibers. Additional opportunities include utilizing the process with reinforcements that yield unique properties such as radiation shielding (boron carbide and/or tungsten) and ultra-high strength (continuous ceramic fibers).

●

HybridTech Armor: These products have been successfully installed on U.S. Navy aircraft carriers. HybridTech is easily modified by altering ceramic fiber reinforcements, ceramic tile composition, and overall panel thickness. CPS is actively engaged in developing alternate HybridTech designs to meet demand across platforms that demand both extremely low density armor solutions (aircraft) and heavy, high-threat situations (land vehicles).

SBIR and STTR Programs

CPS actively participates in the SBIR (Small Business Innovation Research) and STTR (Small Business Technology Transfer) programs of the U.S. government. Since reengaging in these programs in 2022, the Company has secured 13 Phase I or Phase II awards, as of December 27, 2025, funded by either the Department of Defense or the Department of Energy. These programs now support a significant portion of the Company’s new product development efforts.

The Company’s three active Phase II programs, as of December 27, 2025, are as follows: modular radiation shielding for nuclear applications (funded by the Department of Energy); the application of MMCs to thermal management for long range missiles (funded by the U.S. Navy); and development of a controlled fragmentation tungsten warhead (funded by the U.S. Army).

SBIR and STTR contracts are administered by the Small Business Administration to promote domestic research and development of innovative technologies. The awards fund advanced research and development (R&D) initiatives, reduce financial risk, and contribute to the expansion of CPS’s intellectual property portfolio. CPS is among a relatively small number of publicly traded companies that meet the program’s eligibility requirements, including size, ownership structure, and U.S. operational presence.

Through SBIR and STTR funding, CPS is able to pursue research avenues that might not otherwise be possible, while retaining certain intellectual property rights. Technologies developed under these federal programs often transition into commercial product pipelines, strengthening the Company’s long term innovation and IP strategy.

The typical SBIR/STTR funding structure is as follows:

●	Phase I: Feasibility Study. Initial government funding to evaluate the technical merit, feasibility, and commercial potential of the solution proposed in response to a published need.
●

Phase II: Prototype Development. Funding for the development of prototypes, engineering models, and testing based to expand upon Phase I results. Enables the small business to refine products and prepare them for commercialization.

●

Phase III: Commercialization. No direct SBIR/STTR funding. The small business uses commercial or non-SBIR government funding to bring products to market. Successful Phase I/II projects often attract commercial interest or government contracts.

An important element of the SBIR/STTR program is the “Phase III mandate.” Federal agencies are required to grant non-competitive, follow-on contracts to small businesses for technology developed under Phase I and Phase II contracts, provided the work derives from or extends that earlier work. This provides a mechanism to commercialize technology without additional competition, enabling rapid procurement to satisfy government needs. To satisfy this mandate, federal agencies should, "to the greatest extent practicable," award Phase III contracts to the original Phase I/II awardee, bypassing the need for a separate, formal competition. There is no limit on the number, duration, or dollar value of Phase III awards. Additionally, although the Company must be a small business to receive Phase I or Phase II funding, they may have outgrown small business status by the time of the Phase III award. This directive ensures that the government can continue to access the promising technology which was developed with government funding.

Competition

CPS’s primary competitor for MMC baseplates is Denka, a large Japanese chemical company. Other potential competitors include emerging Chinese manufacturers offering lower-priced products.

For customers whose applications are less demanding, a copper baseplate is an attractive alternative. Copper is less expensive than an AlSiC solution, but its rate of thermal expansion is significantly different than that of the silicon semiconductors mounted to the baseplates. In low voltage applications, a copper solution is sufficient as the heat being generated is not enough to degrade the reliability of the power module. As voltage levels and the heat related to them go up, MMC baseplates become the preferred solution.

The market for HPB products is highly fragmented with multiple specialized manufacturers. Key competitors of CPS include Egide, Ametek, and Qnnect. Due to the nature of the business, most of CPS’s competitors in this market are domestic.

CPS has no direct competitors for its armor solution. Rather competition is based on three factors, effectiveness, weight and price. By effectiveness we mean not only its ability to stop ballistic threats, but also its durability in the environment in which it will be deployed. We believe our armor solution provides significant advantages regarding its effectiveness per pound, hence the reason it was selected by the US Navy for the crew served weapons stations on its air craft carrier fleet.

Raw Materials

We use a variety of raw materials from numerous domestic and foreign suppliers. These materials are primarily aluminum ingots, ceramic powders, chemicals and hermetic assembly components. None of the raw materials we use is believed to be scarce or restricted for national security reasons. We use no conflict metals.

Sales, Marketing and Order Backlog

CPS’s go-to-market strategy leverages its proprietary solutions to address well-defined customer requirements. CPS primarily sells custom, high-reliability products to OEMs in various markets. The sales effort emphasizes key attributes for a given market, such as technical performance, reliability, and energy efficiency. The Company targets customers at all stages of the technology adoption lifecycle, from early-stage innovators to large, established OEMs. Sales efforts include direct engagement with engineers, procurement teams, and program managers to establish clearly defined requirements.

In its marketing efforts, the Company leverages industry reputation, technical competence, and successful past projects to demonstrate credibility. Long-standing relationships with major OEMS and federally funded research programs serve as valuable indicators of technical capability. Marketing emphasizes performance, quality, and reliability as critical product differentiators.

The majority of the Company's product sales are custom in that they are based on customers’ drawings and the large majority of these sales are "designed in" and sold over multiple years. Some large customers typically give the Company a non-binding forecast of demand for a one-year period and then negotiate a pricing agreement for that period. These and other customers typically issue purchase orders to be shipped on a particular date, or to be drawn against and shipped under releases. The Company has a backlog of $26 million as of December 27, 2025. This backlog consists of orders received from customers which are, for the most part, scheduled to ship in 2026. Under certain circumstances, customers may be able to cancel existing orders or extend the period over which orders are shipped. Some of these changes may be significant, which would reduce this backlog or extend the timing of these shipments.

Intellectual Property

CPS’s intellectual property consists primarily of proprietary processes and technical know-how. Some of this intellectual property is protected by the filing and maintenance of patents, both domestically and internationally. In other cases, we believe we are better served by reliance on trade secret protection. In all cases, we seek protection for our technological developments to preserve our competitive position.

As of December 27, 2025, the Company had 8 United States patents. In addition, the Company had several international patents covering the same subject matter as the U.S. patents. CPS has also applied for patent protection for its nuclear shielding solution. We intend to continue to apply for domestic and foreign patent protection in appropriate cases.

The Company’s intellectual property portfolio provides competitive differentiation, protects innovation, and supports commercialization. Key proprietary manufacturing processes include the Company's Quickset™ Injection Molding Process (for precision MMC components with superior thermal and structural performance) and QuickCast™ Pressure Infiltration Process (for complex MMC parts with uniform properties and high strength-to-weight ratios). Proprietary processes such as these allow CPS to offer unique solutions that are difficult for competitors to replicate. Ongoing R&D, including funded SBIR/STTR contracts, helps enhance the Company's IP portfolio, supporting new product development and potential expansion into new markets.

Regulatory and Environmental Matters

Regulatory Compliance

CPS operates in industries subject to aerospace, defense, electronics, and international trade regulations. Certain activities, such as the import/export of raw materials, intermediate products, and finished goods, may require compliance with U.S. Departments of Commerce, State, and Treasury regulations. Work in the aerospace and defense sector also subjects CPS to government requirements for handling controlled unclassified information (CUI); more information about this is provided in the cybersecurity section of this document.

Environmental Compliance

The Company produces non-nuclear, non-medical hazardous waste in its R&D and manufacturing operations. Disposal of this waste is governed by federal and state environmental regulations. CPS actively manages hazardous materials and byproducts to ensure compliance with all applicable laws and minimize environmental impact.

Employees

As of December 27, 2025, we had 117 permanent full-time employees. 107 were engaged in manufacturing and engineering and 10 in sales and administration, including finance, human resources and general management. We also have approximately 33 manufacturing personnel who are employed through temporary employment agencies. During 2025, the Company continued its efforts to increase factory efficiency both in terms of employee training as well as increased automation.

None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be excellent.

Item 1A. Risk Factors.

An investment in our common stock involves significant risks. The following risk factors should be read together with the other information included in this report, including our financial statements and related notes. The risks described below may not be the only risks that we face. Additional risks and uncertainties that we are unaware of, or that we currently consider immaterial, may also become important factors that could adversely affect our business, financial condition, results of operations, liquidity, or future prospects. Many of these risks are beyond our control and could materially and adversely impact our business, financial condition, operating results, cash flow, and stock price.

Our customer base is highly concentrated, and any significant changes in ordering patterns, delays, or order cancellations could materially and adversely affect our business and results of operations.

In 2025, three customers accounted for approximately 64% of our revenue, compared to 58% in 2024. While we maintain positive relationships with these customers, which we believe may support ongoing business sustainability, the loss of any large customer could be difficult to replace. Our inability to replace significant customer business may have a material adverse effect on our financial condition and results of operations.

We expect that a relatively small number of customers will continue to account for a substantial portion of our business. The composition of our customer base and the volume of sales to any single customer may vary significantly from quarter to quarter and year to year. If any of our significant customers reduce, delay, or cancel orders, we may not be able to replace the lost business in a timely manner or at all, potentially materially affecting our financial results. Additionally, major customers may seek, and occasionally receive, pricing, payment, or other commercial terms that are less favorable to us, which could negatively impact our competitive position and profitability.

Our lengthy and variable sales cycle makes it difficult to accurately forecast financial results.

The sales cycle for our products is often prolonged, ranging from several months to several years. Prospective customers typically conduct extensive evaluations of our products relative to their existing solutions. In many cases, customers must also redesign other components of their end products to fully realize the benefits of our offerings. As a result, the extended sales cycle makes it difficult to predict the timing and volume of sales and increases the risk that customers may delay or cancel the launch of their end products, which could adversely affect demand for our products. The duration of the sales cycle varies based on the size and complexity of the project and the level of evaluation required by the customer.

Fluctuations in foreign exchange rates could negatively affect our competitiveness against foreign-based competitors.

Several of our major competitors are located outside the United States. Changes in the value of the U.S. dollar relative to these competitors’ local currencies can make our products more expensive for customers compared to competing products. To maintain or grow our business, we may need to reduce product pricing, which could negatively impact profitability. If we are unable or unwilling to adjust prices sufficiently, we could experience a reduction in overall revenue.

We rely on outside vendors for certain steps in our manufacturing process, and any inability or unwillingness of these vendors to provide services at a reasonable cost could negatively affect our business.

Some of our major customers require that we use only customer-approved vendors for specific manufacturing steps, typically plating, before the finished product can be shipped and revenue recognized. In certain cases, these vendors are sole-sourced, meaning only one vendor is approved for that process. If a sole-sourced vendor raises their prices, we may be unable to pass the increase on to our customer, which would erode our margins. Even if we can pass along the increase, higher costs could reduce sales volumes if the customer shifts some purchases to lower-priced competitors. Additionally, if a sole-sourced vendor cannot process our products quickly enough to meet customer demand, or is unable to process them at all, our expected revenue could be adversely impacted, even if we have sufficient internal production capacity.

Our success depends heavily on the contributions of key executives and employees, and we may be unable to retain them or recruit suitable replacements.

We rely on senior executives, key managers, and specialized personnel in engineering, research and development, sales, marketing, and manufacturing who are critical to our business. Although some executives have employment agreements, none prevent them from leaving the Company. Larger competitors may offer more attractive compensation, creating a risk of losing key personnel. Losing such individuals, or failing to attract and train qualified employees, could negatively impact our engineering, product development, manufacturing, and sales efforts.

Our MMC business is niche, with few competitors located within the U.S., making it essential to develop key engineering and production talent internally. Experienced employees can be difficult to replace, particularly skilled engineers with the qualifications necessary to support our growth strategy. Our success depends on our ability to identify, hire, train, and retain qualified engineering personnel, including product development, materials, and manufacturing engineers who work with our sales force to qualify new opportunities, execute orders, and demonstrate our products.

Additionally, losing key personnel may increase operating expenses and require senior executives to focus on recruiting, while the integration of new personnel could temporarily disrupt ongoing operations.

The Company’s reliance on aging equipment and capital-intensive processes may require significant ongoing investment and expose it to operational and financial risks.

The Company’s operations depend on specialized equipment and facilities, some of which may be aging or nearing the end of their useful lives. As equipment ages, the risk of breakdowns, unplanned downtime, safety incidents, and reduced efficiency increases, which could disrupt operations and result in higher maintenance and repair costs.

Maintaining and upgrading equipment and facilities can require substantial capital expenditures. We may need to make significant investments to modernize operations, comply with regulatory or environmental requirements, or remain competitive. If we are unable to fund these investments through cash flows, financing, or other sources on acceptable terms, our operational performance and long-term growth prospects could be adversely affected.

We are considering moving to a larger facility, and the relocation and transition process could be costly, disruptive to our operations, and may adversely affect our ability to manufacture products and achieve expected financial and operational benefits, which could hurt our short-term and long-term results.

We are considering a move to a larger facility near our current location in order to support anticipated growth and improve our operational capabilities. The actual costs associated with the relocation may exceed our estimates. These costs may include build-out expenses, equipment relocation, infrastructure upgrades, and other unanticipated expenditures, any of which could place additional strain on our financial resources and adversely affect our results of operations.

The relocation process could disrupt our manufacturing operations and business activities. During the transition period, we may experience temporary reductions in production capacity, inefficiencies, delays in order fulfillment, quality issues, or increased scrap and rework as equipment is moved, installed, calibrated, and validated. We may also be required to demonstrate to customers that we can successfully manufacture products at the new facility. Any delays or difficulties in qualifying the new facility or manufacturing processes could negatively impact customer confidence or result in lost or delayed orders.

In addition, the anticipated benefits of the larger facility may not be realized on the timeline we expect, or at all. If the revenue growth or demand levels that underlie the need for a larger facility do not materialize, we could be left with higher fixed operating costs and reduced operating margins without a corresponding increase in revenue. The move could also divert management’s attention and resources from other strategic or operational priorities.

Any of these factors, individually or in combination, could materially and adversely affect our business, financial condition, results of operations, and cash flows, particularly in the periods immediately following the relocation.

Fluctuations in the prices and availability of raw materials may adversely affect margins, operating results, and cash flows.

We rely on various raw materials and components whose prices may be subject to volatility due to market conditions, geopolitical events, supply disruptions, and broader macroeconomic factors. Significant or sustained increases in raw material costs could increase production expenses and negatively impact profitability, particularly if we are unable to pass these increased costs on to customers through pricing adjustments.

Additionally, shortages or delays in the supply of critical raw materials could disrupt production schedules and increase lead times. Efforts to mitigate these risks, such as long-term supply agreements or the sourcing of alternative materials, may not be fully effective or may introduce additional costs and complexities.

Broad economic disruptions or global health concerns could materially harm our business.

Widespread economic instability and global health events can adversely affect demand for our products and our overall operations. For example, the COVID‑19 pandemic significantly disrupted businesses worldwide, and the possibility of future resurgences of COVID‑19 or similar health crises remains a risk that could slow economic activity and disrupt supply chains.

In addition, ongoing geopolitical conflicts, such as the Russia‑Ukraine war and tensions in the Middle East, continue to contribute to uncertainty in global markets, supply chains, and trade flows, even for companies without substantial direct exposure to the affected regions.

We cannot predict the duration, severity, or full effects of future economic, health, or geopolitical events. Extended shutdowns or disruptions affecting our operations, or those of our customers, suppliers, or other third parties on whom we rely, could materially and adversely affect our business, financial condition, and operating results.

Changes in trade policy could materially affect our business.

Some of our raw materials originate from other countries. If tariffs are imposed on these materials, our suppliers may increase prices, which we may not be able to pass on to customers quickly, potentially reducing our profit margins. Additionally, a significant portion of our products are exported. If foreign countries impose tariffs on U.S. goods, including ours, we could face a competitive disadvantage compared with companies located outside the United States, which could adversely impact our business and financial results.

Acquisitions may increase our operating costs, divert management’s attention from other priorities, and expose us to additional risks.

We periodically evaluate potential acquisitions of businesses or technologies and view targeted acquisitions that expand our core competencies as an important part of our growth strategy. While acquisitions may offer synergies in products, services, and technologies, they involve risks, including:

●	challenges and higher costs in integrating personnel, operations, technologies, products, and services
●	diversion of management’s focus from other operational matters
●	failure to successfully commercialize acquired technology
●	loss of key employees from acquired companies
●	inability to achieve expected synergies
●	potential dilution of existing shareholders if our common stock is issued as part of a transaction
●	difficulties in obtaining or protecting intellectual property rights, and
●	impairment of acquired assets due to technological advances or underperformance.

These risks could materially and adversely affect our business, financial condition, and results of operations.

Market conditions in the industries in which we operate are volatile, and the demand for our products and their profitability can fluctuate significantly.

The industries we serve are subject to constant change, driven by factors such as:

●	the availability of funding for research and development
●	global and regional economic conditions
●	government budgetary and political constraints, and
●	technological advancements

As a result, our historical operating results may not be indicative of future performance, and periods of lower demand or profitability could materially affect our business.

Volatile and cyclical demand for our products may make it difficult to accurately budget expenses, which are partially based on projected revenues.

Demand for our products can fluctuate significantly due to cyclical industry trends. When revenue falls below expectations, our operating results may be materially affected, and cost reduction measures may be required to maintain competitiveness and financial stability. Conversely, periods of rapid growth may require us to expand manufacturing capacity and hire additional personnel, which could strain liquidity. There is no assurance that we can adjust our cost structure or scale operations quickly enough to respond effectively to these market cycles.

We generally do not have long-term production contracts with our customers and cannot control the timing, volume, or mix of their orders. Lower-than-expected orders can lead to underutilized facilities and infrastructure, which would negatively affect our financial position and results of operations.

We operate in highly competitive markets, have fewer resources than some competitors, and may be subject to future import duties that could adversely affect our business.

We operate in highly competitive global markets, and some competitors have significantly greater financial and operational resources. These competitors may be able to develop more advanced products or reduce prices, which could place us at a competitive disadvantage. If we are unable to compete effectively, our business and results of operations could be adversely affected.

In addition, our MMC products are currently exported into the European Union (EU) on a duty-free basis. If a European manufacturer begins producing similar products, import duties could be imposed, increasing costs for our EU customers and potentially reducing demand for our products.

We may face increasing price pressure, which could adversely affect our margins.

Historically, our strategy has emphasized product performance and customer service rather than competing primarily on price. However, many of our customers are highly price sensitive, and inflationary pressures may further intensify pricing competition. If we are unable to continue differentiating our products based on performance and service, we may be required to reduce prices to remain competitive, which could result in lower profit margins and adversely affect our financial results.

Manufacturing interruptions or delays could impair our ability to meet customer demand and increase operating costs.

Our manufacturing operations may be subject to interruptions, delays, increased costs, or customer order cancellations due to a variety of factors, including:

●	the failure or inability of suppliers to deliver materials and components in sufficient quantities or on a timely and cost-effective basis,
●	volatility in the availability or cost of raw materials and components,
●	unexpected equipment failures requiring production delays or the outsourcing of certain manufacturing processes,
●	difficulties or delays in obtaining required import or export licenses, permits, or approvals,
●	information technology, systems, or infrastructure failures,
●

natural disasters or other events beyond our control, such as earthquakes, floods, severe weather, regional economic downturns, pandemics, social unrest, political instability, terrorism, or acts of war, and

●	the effects of pandemics or public health emergencies on our employees, suppliers, logistics providers, and other third parties on whom we rely.

Any of these events could disrupt our operations, delay product deliveries, increase costs, or harm customer relationships, which could materially and adversely affect our business, financial condition, and results of operations.

Our investments in proprietary technologies may lose value if we are unable to adequately protect our intellectual property or if we are accused of infringing the intellectual property rights of third parties, which could result in costly litigation.

Our success depends in part on our proprietary technologies and related intellectual property rights. We use a combination of patents, trademarks, confidentiality agreements, and internal controls to protect our intellectual property; however, these measures may be inadequate or unenforceable. Patent protection is costly and time-consuming, and there is no assurance that our patent applications will result in issued patents or provide meaningful protection. In addition, competitors or other third parties may develop similar or superior technologies or design around our intellectual property.

We may also face claims that our products or technologies infringe the intellectual property rights of others. Resolving such claims may require us to obtain licenses, modify our products, or defend ourselves through litigation, any of which could be expensive, disruptive, and unsuccessful. The laws of certain jurisdictions may offer less protection than those in the United States. Any failure to protect our intellectual property or adverse outcome of an infringement claim could materially and adversely affect our business, financial condition, and results of operations.

The price of our common shares is volatile and could decline significantly.

The stock market has experienced, and may continue to experience, periods of significant volatility. These market fluctuations can directly affect the trading price of our common shares, regardless of our actual operating performance. In addition, factors specific to our Company may cause the market price of our common shares to fluctuate independently of overall market conditions, and stockholders could lose all or a substantial portion of their investment.

The trading price of our common shares may fluctuate significantly in response to various factors, including, among others:

●

adverse macroeconomic conditions, such as inflation, unfavorable geopolitical events, and general stock market uncertainty, including those associated with global liquidity crises or the failure of large financial institutions,

●	the receipt, delay, or cancellation of significant customer orders,
●	issues related to the performance, quality, or reliability of our products,
●	actual or anticipated variations in our operating results,
●	announcements regarding financial performance, business developments, or technological innovations,
●	changes in investment analyst recommendations or financial estimates,
●	strategic transactions, including acquisitions, divestitures, or spin-offs, and
●	the occurrence of major catastrophic events, such as the COVID-19 pandemic.

We have experienced significant volatility in the market price of our publicly traded securities in the past, and we expect that the price of our common shares may continue to be volatile in the future. Periods of stock price volatility have historically led to securities class action litigation against public companies. If such litigation were initiated against us, it could result in substantial costs and a diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations, and liquidity.

Claims related to product defects, safety, or performance could result in significant costs, reputational harm, and operational disruption.

We may be subject to product liability, warranty, or recall claims arising from alleged defects, failures to meet specifications, or misuse of its products. Even if products are designed and manufactured in compliance with applicable standards, defects may occur due to design flaws, manufacturing errors, supplier issues, or unforeseen usage conditions. Such claims could lead to litigation, settlements, fines, penalties, or the costs of product recalls and corrective actions.

In addition to direct financial impacts, adverse product liability or warranty claims could damage the Company’s reputation, reduce customer confidence, and negatively affect demand for its products. The Company maintains insurance coverage for certain liabilities, but such coverage may be insufficient to cover all losses or may not be available on commercially reasonable terms in the future.

Cyber-attacks or security breaches could result in substantial costs, significant liabilities, reputational harm, and disruption to our operations.

We manage, store, and transmit proprietary information and sensitive data related to our operations, making us a potential target for cyber-attacks and security breaches. Unauthorized parties may attempt to gain access to our information technology systems to misappropriate or compromise our confidential information or that of third parties, disrupt system functionality, or cause system shutdowns. Such attacks may include the introduction of viruses, worms, ransomware, or other malicious software designed to exploit vulnerabilities in our systems or products.

Addressing cybersecurity incidents and vulnerabilities, whether before or after an attack, may require significant financial and operational resources. Our remediation efforts may be unsuccessful or only partially effective and could result in service interruptions, delays, or temporary cessation of operations, as well as the loss of existing or prospective customers. In addition, any breach of our security measures or unauthorized disclosure of proprietary or sensitive information could expose us or our customers to loss or misuse of data, lead to litigation or regulatory actions, damage our reputation, and adversely affect our business, financial condition, and results of operations.

Compliance with U.S. government requirements for handling controlled unclassified information (CUI) could increase CPS’s operating costs.

The U.S. Department of Defense requires government contractors and subcontractors to comply with the Cybersecurity Maturity Model Certification (CMMC). CMMC mandates the implementation and ongoing maintenance of extensive cybersecurity policies, procedures, and controls for the protection of CUI, which can be costly and resource intensive. Some of CPS’s customers are government contractors with whom CPS exchanges CUI. As a result, CPS may be required to achieve and maintain CMMC compliance to continue doing business with these customers. Failure to do so could result in the loss of revenue associated with these relationships, while compliance may increase operating expenses.

Item 1B. Unresolved Staff Comments.

Smaller reporting companies are not required to provide the information required by this item.

Item 1C. Cybersecurity

Cybersecurity is an area of increasing concern to the management of, and investors in CPS. While CPS has been International Traffic in Arms Regulations (ITAR) compliant for many years, that in itself does not mitigate the risks of a cybersecurity incident. The Company is currently also working towards full compliance with NIST 800-171 as well as CMMC compliance. In working towards this goal, CPS has retained an outside consulting firm to help us implement the policies, processes and procedures to further mitigate cybersecurity risks.

CPS generally keeps all employee personally identifiable information with its payroll service provider. Each year the provider furnishes us with their Service Organization Controls (“SOC”) report which includes their cybersecurity policies and procedures.

Management is not aware of any previous cybersecurity incidents of any significance. Nevertheless, there is always a risk that a phishing attempt, ransomware or other attack by a bad actor could be successful. Although CPS is generally down the supply chain from prime contractors, the fact that we do work in the aerospace and defense industries does make us a potential target. Please refer to the risk factors titled “Manufacturing interruptions or delays could affect our ability to meet customer demand and lead to higher costs”, “If we are subject to cyber-attacks, we could incur substantial costs and, if such attacks are successful, we could incur significant liabilities, reputational harm, and disruption to our operations” and “U.S. government requirements for the handling of controlled unclassified information (CUI) could increase CPS’ operating costs” in “Risk Factors” in Part I, Item 1A of this Form 10-K for more information on the risks posed to us by cybersecurity threats. Based on information currently available, management does not believe that there is a reasonably likely risk of these issues, nevertheless the possibility of one occurring cannot be completely ruled out.

Item 2. Properties

As of December 27, 2025, all of our manufacturing, engineering, sales and administrative operations were located in leased facilities in Norton, Massachusetts.

In August 2025, the Company extended the lease for the Norton facility through February 2028. The leased facilities comprise approximately 38 thousand square feet. The lease is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities.  The Company also has an option to buy the property and a first right of refusal during the term of the lease.  Annual rental payments for 2025 were $165 thousand.

Continued expected growth of our business may result in the need to move to a larger location, open a second location or expand our footprint at our current location. The Company is actively pursuing the first option, moving to a larger location.

On December 2, 2025 Gifford Investments, the lessor of the Norton facility was placed in receivership under Massachusetts state law.  We do not anticipate this will have a negative impact on CPS of any significance.

Item 3. Legal Proceedings

We are not a party to any litigation which could have a material adverse effect on us or on our business.

Item 4. Mine Safety Disclosures

Not applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

CPS Technologies Corp. shares trade on The Nasdaq Capital Market under the symbol “CPSH”. On December 27, 2025, we had approximately 63 shareholders of record. A substantially greater number of holders of CPS common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions. We have never paid cash dividends on our Common Stock. We currently plan to reinvest our earnings, if any, for use in the business and do not intend to pay cash dividends in the foreseeable future. Future dividend policy will depend, among other factors, upon our earnings and financial condition.

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

Overview

The Company’s products contribute to the electrification of the green economy.  The products we provide include baseplates for motor controllers used in high-speed electric trains, subway cars, wind turbines, hybrid and electric vehicles and the transmission of High Voltage Direct Current (HVDC).  We provide hermetic packages used in radar, satellite and avionics applications.  We provide lids and heat spreaders used with high performance integrated circuits in internet switches and routers. We provide armor for naval and other military applications.

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

The Company believes the underlying demand for MMCs is growing as the electronics and other industries seek higher performance, higher reliability, and reduced costs. CPS believes that the Company is well positioned to offer our solutions to current and new customers as these demands grow. In 2025 the Company’s top three customers accounted for 64% of revenue and the remaining 36% of revenue was derived from approximately 43 other customers. In 2024 the top three customers accounted for 58% of revenue and the remaining 42% of revenue was derived from approximately 45 customers.

Critical Accounting Estimates

Financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. As such, the Company is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. CPS’ significant accounting policies are presented within Note 2 to the financial statements; the significant accounting policies which management believes are most critical to aid in fully understanding and evaluating its reported financial results include the following:

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

In determining inventory cost, the Company uses the first-in, first-out method and states inventory at the lower of cost or net realizable value. Virtually, all of the Company’s inventory is customer specific; as a result, if a customer’s order is cancelled, it is unlikely that CPS would be able to sell that inventory to another customer. Likewise, if the Company chooses to manufacture product in advance of anticipated purchase orders and those orders do not materialize, it is unlikely that it would be able to sell that inventory to another customer. The value of CPS’ work in process and finished goods is based on the assumption that specific customers will take delivery of specific items of inventory. Raw materials are less unique to specific products. AlSiC raw materials are used for all AlSiC parts and therefore they are continuously in production. Hermetic package and armor raw materials present a mix of raw material items, some of which are used in multiple parts and others in only specific parts. These raw material items are evaluated using the same criteria as the finished goods into which they go and are reserved against when there has been no activity for that finished good in the prior 12 months or expectation of future activity. The Company has not experienced significant losses to date as a result of customer cancellations and has not established a reserve for such cancellations.

The Company typically buys ‘lots’ of components for its hermetic packaging products. Often all the components in a lot are not necessary to complete the order. Annually the Company reviews this unused material and establishes a reserve for the amount it has not used in the prior 12 months and does not have an expectation of future activity.

c)	Valuation of deferred tax assets

Deferred tax assets and liabilities are based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company considers many factors in assessing whether or not a valuation allowance for its deferred tax asset is warranted. In light of recent profitability and expected future profitability, it was determined that a reserve is not needed, as it is more likely than not that the Company would be able to fully utilize its deferred tax asset.

At December 27, 2025, the Company’s deferred tax asset and other temporary differences will require taxable income of approximately $8.3 million and reversals of existing temporary differences to fully utilize the deferred tax asset, assuming a statutory corporate tax rate of 21% and 6.32% for federal and state taxes respectively.

Results of Operations (all $in millions unless noted)

Results of Operations for the year 2025 (“2025”) compared with the year 2024 (“2024”):

Total revenue was $32.6 million in 2025, a 54% increase compared with total revenue of $21.1 million in 2024. This increase was primarily due to significant growth in our core business. At the end of August 2024 the Company added a third production shift enabling it to meet this growth. Additionally, a significant portion of our 2024 production efforts went towards the manufacture and testing of parts needed to solve a quality issue with a major customer. Upon resolution in later 2024, this production capacity was again available to make products for sale to customers. Lastly, gold represents a significant cost in our hermetic package products.  The price of gold increased significantly especially during the second half of 2025 over it’s price in 2024. The price of gold accounted for $1.9 million of total revenue in 2025 as compared to $0.5 million in 2024.

Gross profit in 2025 totaled $5.3 million or 16% of sales.  This compares with $(0.1) million, or (1)% of sales, in 2024. The increase in margin was primarily due to the impact of the increased revenue as described above. As CPS incurs significant fixed costs in its operations, an increase in revenue has a significant impact on margin. A mitigating factor in this increased margin was the impact of rising gold prices. The methodologies in recovering the increased gold costs can vary by customer, but generally speaking we do not generate a profit on these gold cost recovery charges which reduced profit margin by about 1%.

Selling, general and administrative (SG&A) expenses were $4.8 million during 2025, up from SG&A expenses of $4.3 million incurred during 2024.  This increase was primarily due to the increase in variable compensation expense, due to the increase in revenue and profit year over year. In addition, the increased revenue generated a significant increase in our sales commission expense.

The Company generated operating income of $0.4 million in 2025, compared with an operating loss of $4.4 in 2024. This increase was due almost entirely to the increase in revenue, discussed above. The Company recorded net income of $0.4M in 2025 compared to a net loss of $3.1 million in 2024. In 2025 the Company recorded a provision for income taxes of $0.3 million compared to a tax benefit of $1.0 million in 2024.

Significant Fourth Quarter Activity in 2025:

Revenues totaled $8.2 million in the fourth quarter of 2025 versus $5.9 million in the fourth quarter of 2024, an increase of 38%.  This increase was primarily due to significant growth in our core business. In Q4 of 2024, our third shift was just getting started. Our third shift folks had not yet reached their full level of proficiency resulting in lower production as compared to a fully experienced group. Secondarily, gold represents a significant cost in our hermetic package products.  The price of gold increased significantly during the fourth quarter of 2025 over it’s price in 2024. The price of gold increased our total revenue by $1.0 million in Q4 2025 as compared to $0.2 million in Q4 2024.

Gross profit increased in the fourth quarter of 2025 compared with the fourth quarter of 2024 to $1.2 million from $(0.3) million.  This increase was due to higher revenue and its favorable impact on fixed costs. In addition, our third shift was added in late Q3 2024. Its expected operational efficiencies had not yet been achieved in Q4 of 2024.

SG&A expenses totaled $1.3 million during the quarter, compared to $1.0 million in the same quarter of 2024. This increase was primarily due to the increase in variable compensation expense, due to the increase in revenue and profit year over year. In addition, the increased revenue generated a significant increase in our sales commission expense.

The Company recorded an operating loss of $0.1 million in the fourth quarter of 2025 compared to an operating loss of $1.3 million in the fourth quarter of 2024.

The Company recorded net income of $0.0 million in the fourth quarter of 2025 compared to a net loss of $1.0 million in the fourth quarter of 2024.

Liquidity and Capital Resources (all $in millions unless noted)

The Company’s cash and cash equivalents at December 27, 2025 totaled $4.5, no restricted cash and marketable debt securities with a fair value of $8.8 compared with cash and cash equivalents at December 28, 2024 of $3.3, restricted cash of $85 thousand and marketable debt securities with a fair value of $1.0.  This increase was primarily due to the Company’s equity raise partially offset by increases in accounts receivable and inventory needed to support increased revenue. On October 8, 2025 the Company closed an equity raise underwritten by Roth Capital Partners (“Roth”). Roth acquired 3,450,000 shares of the Company’s common stock at a price of $3.00 per share. The net proceeds to the Company were $9,540,025.

Trade accounts receivable at December 27, 2025 totaled $5.2 compared to $4.9 at December 28, 2024. Days Sales Outstanding (DSO) decreased to 61 days at the end of 2025 compared to 75 days at the end of 2024. This change was due to higher sales growth throughout the 4th quarter of 2024 as compared to Q3 2024 versus a decline in sales from Q3 2025 to Q4 2025. The accounts receivable balances at December 27, 2025, and December 28, 2024 were both net of an allowance for credit losses of $10 thousand.

Inventories increased to $5.6 at December 27, 2025 from $4.3 at December 28, 2024. This increase was almost entirely the result of an increase in work in process (WIP). CPS ships parts to platers in Europe where the parts are plated prior to shipment to the customer. In order to meet the significantly increased demand from these customers, parts at the platers, which are part of WIP, have increased significantly from 2024 to 2025. The inventory turnover in the four quarters ending 2025 was 5.4 times, up from 4.8 times averaged during the four quarters of 2024 (each based on a 5 point average).

The Company had no inventory on consignment at any customers at the end of 2025 or 2024. At December 27, 2025 and December 28, 2024 inventory of, $2.3 and $0.8, respectively, was located at vendor locations pursuant to inventory agreements.

The Company funded its operations from its cash balances in 2025. The Company expects it will continue to be able to fund its operations during 2026 from existing cash balances and profits.

The Company continues to sell to a limited number of customers and the loss of any one of these customers or vendors could cause the Company to require additional external financing. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its business objectives.

Contractual Obligations

In May 2023 a line of credit (LOC) in the amount of $3.0 million was entered into with Rockland Trust Company. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of the National Prime Rate as published by the Wall Street Journal. On December 27, 2025, the Company had $0 of borrowings under this LOC and its borrowing base at the time would have permitted an additional $3.0 million to have been borrowed.  The LOC was renewed in August 2025 and remains in effect until terminated which can be done by either party.

As of December 27, 2025, the Company had $460 thousand of construction in progress and no material outstanding commitments to purchase production equipment.

During 2025, our leasing arrangements consisted of the Norton, MA facility lease. The Norton facility lease was renewed in August 2025, expires in February 2028 and is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities.  The Company also has an option to buy the property and a first right of refusal during the term of the lease. Annual rental payments were $165 thousand in 2025.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation

Recent inflationary trends have had an impact on our profitability. We have had wage increases, have implemented other programs to ameliorate the effects of inflation on our employees, such as improvements to our benefit package, and seen price increases from some of our suppliers. We have been able to pass along many of these price increases to our customers, however in some cases we have had to absorb these price increases for a period of time, before being able to pass them along. There can be no assurance that our customers will continue to accept further price increases, that our employees will continue to be satisfied with their wage and benefit increases and that inflation will not further affect our operations or business in the future.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as such item is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 27, 2025.

Changes in Internal Control over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting during fiscal 2025.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2025. In making this assessment, management used the criteria set forth in the "Internal Control Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 27, 2025.

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

Part III

Item 10. Directors, Executive Officer and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Members of the Board of Directors, Nominees and Executive Officers,” “Certain Relationships and Related Person Transactions; Legal Proceedings,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct” and “Corporate Governance” and with respect to our 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2025 fiscal year.

The Company has adopted the CPS Code of Conduct, which applies to all directors, officers (including the principal executive officer, principal financial officer and treasurer) and employees.  A copy of this code can be found on the Company’s website at https://cpstechnologysolutions.com/investor-overview/.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Compensation” and “Compensation Discussion and Analysis” with respect to our 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2025 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to our Definitive Proxy Statement, under the caption “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” with respect to our 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2025 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Certain Relationships and Related Person Transactions; Legal Proceedings” and “Corporate Governance” with respect to our 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2025 fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to our Definitive Proxy Statement, under the caption “Accounting Matters” with respect to our 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2025 fiscal year.

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

4.3*	Amendment dated May 12, 2020 to Credit and Security Agreement by and between CPS Technologies Corp. and The Massachusetts Business Development Corporation dated September 25, 2019

4.4*	Amendment dated May 17, 2021 to Credit and Security Agreement by and between CPS Technologies Corp. and The Massachusetts Business Development Corporation dated September 25, 2019

4.5*	CNC Associates, Inc. Notification of Approval of Financing dated May 26, 2020.

4.6*	Credit and Security Agreement by and between CPS Technologies Corp. and The Massachusetts Business Development September 25, 2019

4.7*	Amendment dated September 8, 2021 to Credit and Security Agreement by and between CPS Technologies Corp. and The Massachusetts Business Development Corporation dated September 25, 2019

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
President and Chief Executive Officer March 3, 2026

Pursuant to the Requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Mackey	President and Chief Executive Officer	March 3, 2026
Brian Mackey

/s/ Charles K. Griffith Jr.	Chief Financial Officer	March 3, 2026
Charles K. Griffith Jr.

/s/ Francis J. Hughes, Jr.	Director	March 3, 2026
Francis J. Hughes

/s/ Daniel C. Snow	Director	March 3, 2026
Daniel C. Snow

/s/ I. James Cavoli	Director	March 3, 2026
I. James Cavoli

/s/ Ralph M. Norwood	Director	March 3, 2026
Ralph M. Norwood

/s/ Grant C. Bennett	Director	March 3, 2026
Grant C. Bennett

INDEX TO FINANCIAL STATEMENTS
OF
CPS TECHNOLOGIES CORP.

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 27, 2025 and December 28, 2024

Statements of Operations and Comprehensive Income (Loss) for the years ended December 27, 2025 and December 28, 2024

Statements of Stockholders’ Equity for the years ended December 27, 2025 and December 28, 2024

Statements of Cash Flows for the years ended December 27, 2025 and December 28, 2024

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

CPS Technologies Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CPS Technologies Corp. (the “Company”) as of December 27, 2025 and December 28, 2024, and the related statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the years then ended, and the related notes to the financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2025 and December 28, 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PKF O’Connor Davies, LLP

Boston, Massachusetts

March 3, 2026

PCAOB ID No. 127

CPS TECHNOLOGIES CORP.
BALANCE SHEETS

	December 27,	December 28,
	2025	2024
ASSETS

Current assets:
Cash and cash equivalents	$4,466,198	$3,280,687
Marketable securities, at fair value	8,769,363	1,031,001
Accounts receivable-trade, net	5,235,307	4,858,208
Accounts receivable-other	380,948	177,068
Inventories, net	5,598,407	4,331,066
Prepaid expenses and other current assets	299,829	480,986
Total current assets	24,750,052	14,159,016
Property and equipment:
Production equipment	10,647,170	10,382,379
Furniture and office equipment	910,310	891,921
Leasehold improvements	997,830	997,830
Total cost	12,555,310	12,272,130
Accumulated depreciation and amortization	(10,877,927)	(10,377,756)
Construction in progress	459,671	108,874
Net property and equipment	2,137,054	2,003,248
Net intangible assets	21,778	-
Right-of-use lease asset	336,000	186,000
Deferred taxes, net	2,266,854	2,528,682
Total assets	$29,511,738	$18,876,946

(continued)

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
BALANCE SHEETS

	December 27,	December 28,
	2025	2024
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable, current portion	$-	$8,130
Accounts payable	3,363,233	3,053,712
Accrued expenses	907,910	913,279
Deferred revenue	238,044	172,429
Lease liability, current portion	162,000	160,000

Total current liabilities	4,671,187	4,307,550

Deferred revenue – long term	31,277	31,277
Long term lease liability	174,000	26,000

Total liabilities	4,876,464	4,364,827
Commitments & Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, authorized 20,000,000 shares; issued 18,132,767 and 14,661,487 shares; outstanding 17,988,634 and 14,525,960; at December 27, 2025 and December 28, 2024, respectively	181,320	146,615
Preferred stock, no shares issued or outstanding	–	–
Additional paid-in capital	50,295,019	40,580,387
Accumulated other comprehensive income	139	15,500
Accumulated deficit	(25,469,891)	(25,890,245)
Less cost of 144,133 and 135,527 common shares repurchased at December 27, 2025 and December 28, 2024, respectively	(371,313)	(340,138)

Total stockholders’ equity	24,635,274	14,512,119

Total liabilities and stockholders’ equity	$29,511,738	$18,876,946

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 27, 2025 AND DECEMBER 28, 2024

	2025	2024
Product sales	$32,596,314	$21,123,346

Cost of product sales	27,306,955	21,241,984
Gross margin	5,289,359	(118,638)

Selling, general, and administrative expenses	4,845,385	4,262,290
Income (loss) from operations	443,974	(4,380,928)

Interest income	237,881	285,322
Other income	783	1,657
Income before income tax	682,638	(4,093,949)
Income tax provision (benefit)	262,284	(958,500)
Net income (loss)	$420,354	$(3,135,449)
Other comprehensive income (loss)
Net unrealized gains (losses) on available for sale securities	(15,361)	15,500
Total other comprehensive income	(15,361)	15,500
Total comprehensive income (loss)	$404,993	$(3,119,949)

Net income (loss) per basic common share	$0.03	$(0.22)
Weighted average number of basic common shares outstanding	15,286,097	14,522,513
Net income (loss) per diluted common share	$0.03	$(0.22)
Weighted average number of diluted common shares outstanding	15,388,726	14,522,513

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 27, 2025 AND DECEMBER 28, 2024

	Common stock
	Number of shares issued	Par Value	Additional Paid-in	Accumulated deficit	Accumulated other comprehensive income	Stock repurchased	Stockholders equity
Balance at December 30, 2023	14,601,487	$146,015	$40,180,893	$(22,754,796)	$—	(250,138)	$17,321,974

Share-based compensation expense	—	—	310,094	—	—	—	310,094
Employee option exercises	60,000	600	89,400	—	—	(90,000)	—
Other comprehensive income					15,500
Net loss	—	—	—	(3,135,449)	--	—	(3,135,449)
Balance at December 28, 2024	14,661,487	$146,615	$40,580,387	$(25,890,245)	$15,500	(340,138)	$14,512,119

Share-based compensation expense	—	—	273,028	—	—	—	273,028
Issuance of common stock	3,450,780	34,500	9,410,634		—		9,445,134
Employee option exercises	20,500	205	30,970	—	—	(31,175)	—
Other comprehensive loss					(15,361)		(15,361)
Net income	—	—	—	420,354		—	420,354
Balance at December 27, 2025	18,132,767	$181,320	$50,295,019	$(25,469,891)	$139	(371,313)	$24,635,274

See accompanying notes to financial statements.

CPS TECHNOLOGIES CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 27, 2025 AND DECEMBER 28, 2024

	2025	2024
Cash flows from operating activities:
Net income (loss)	$420,354	$(3,135,449)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Share-based compensation	273,028	310,094
Depreciation and amortization	601,191	547,152
Realized gain on sale of marketable securities	(15,361)	-
Deferred taxes	261,828	(958,956)
Changes in operating assets and liabilities:
Accounts receivable – trade	(377,099)	(469,053)
Accounts receivable – other	(203,880)	(93,877)
Inventories, net	(1,267,341)	250,864
Prepaid expenses and other current assets	181,157	(204,637)
Accounts payable	309,521	518,626
Accrued expenses	(5,369)	(161,858)
Deferred revenue	65,615	(79,327)
Net cash provided (used) by operating activities	243,644	(3,476,421)
Cash flows from investing activities:
Purchases of property and equipment	(730,662)	(994,261)
Acquisition cost of patents and trademarks	(26,113)	-
Sale of marketable securities	1,300,000	-
Purchase of marketable securities	(9,038,362)	(1,015,501)
Net cash used by investing activities	(8,495,137)	(2,009,761)
Cash flows from financing activities:
Proceeds from issuance of common stock	9,445,134	-
Payment on notes payable	(8,130)	(46,757)
Net cash used by financing activities	9,437,004	(46,757)
Net increase (decrease) in cash and cash equivalents	1,185,511	(5,532,939)

Cash and cash equivalents at beginning of year	3,280,687	8,813,626
Cash and cash equivalents at end of year	$4,466,198	$3,280,687
Supplemental cash flow information:
Cash paid for income taxes	$-	$432
Cash paid for interest	$26	$2,177
Supplemental disclosures of non-cash activity:
Net exercise of stock options	$31,175	90,000

See accompanying notes to financial statements.

CPS Technologies Corp.
Years Ended December 27, 2025 and December 28, 2024
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

(2)(b) Accounts Receivable

The Company reports its accounts receivable at the invoiced amount less an allowance for credit losses. The Company’s management provides appropriate provisions for uncollectible accounts based upon factors surrounding the credit risk and activity of specific customers, historical trends, economic conditions and other information to estimate future expected losses. Adjustments to the allowance are charged to operations in the period in which information becomes available that may affect the allowance.   The Company maintains an allowance for credit losses of $10,000 as of December 27, 2025 and December 28, 2024.

(2)(b)(1) Accounts Receivable-Other

As of December 27, 2025 and December 28, 2024 this amount was primarily VAT paid by CPS, but due to be either repaid by its European customers with future shipments or refunded by the European tax authorities.

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

(2)(e) Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. Recoverability is assessed based on estimated undiscounted future cash flows. As of December 27, 2025 and December 28, 2024, the Company believes that there has been no impairment of its long-lived assets.

(2)(f) Intangible Assets

The Company’s intangible assets are made up of legal and filing fees incurred for new patents and trademark protection. It is the Company’s policy to write these costs off using straight line amortization over a three year period. As of 12/27/2025 total intangible costs were $26,113 and $4,335 was amortized during 2025. There were no costs or amortization during 2024.

(2)(g) Revenue Recognition

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

The Company contract is only enforceable once both parties have approved it and is usually in the form of a written purchase order from a customer combined with acknowledgement from the Company, subject to the terms and conditions of such order or underlying MSA.

In cases without an MSA, the customer submits a print for a product, the Company provides a quote, and the customer responds with a purchase order.   In these cases, the Company’s acceptance of the purchase order constitutes an enforceable contract.

Identifying the Performance Obligations in the Contract

For each contract, the Company considers the promise to transfer products, each of which are distinct, to be the identified performance obligations. For SBIRs the Company is obligated to provide certain services over the life of the agreement and the customer is obligated to pay for those services, generally monthly, as they are performed. In some cases, SBIR payments are made equally over time, regardless of the services actually performed. In these instances, revenue is recognized based on services actually performed in accordance with the contracted budget. Excess payments are included in deferred revenue and revenue from services performed in excess of payments are included on other receivables.

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

If a contract includes a variable amount, such as a rebate, then the Company estimates the transaction price using either the expected value or the most likely amount of consideration to be received, depending upon the specific facts and circumstances. The Company includes estimated variable consideration in the transaction price only to the extent it is probable that a significant reversal of revenue will not occur when the uncertainty is resolved. The Company updates its estimate of variable consideration at the end of each reporting period to reflect changes in facts and circumstances. As of December 27, 2025 there are no contracts with variable consideration.

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

Recognizing Revenue When (or as) the Performance Obligations are Satisfied

The Company recognizes revenue at the point in time when it transfers control of the promised goods or services to the customer, which typically occurs once the product has shipped or has been delivered to the customer or the service has been performed. Occasionally, for the purpose of ensuring a steady flow of products, the Company ships products on consignment. In these instances, delivery is deemed to have occurred when the customer pulls inventory out of the warehouse for use in their production, or upon a specified period as agreed upon by both parties.  As of December 27, 2025 there are no products on consignment.

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. The costs are recorded within, selling, general and administrative expenses.

The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

(2)(h) Income Taxes

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 27, 2025 and December 28, 2024, the Company has no accruals for interest or penalties related to income tax matters. The Company does not have any uncertain tax positions at December 27, 2025 or December 28, 2024 which required accrual or disclosure.

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

(2)(j) Recent Accounting Pronouncements

In the normal course of business, management evaluates all the new accounting pronouncements issued by the Financial Accounting Standard Board (“FASB”). In December 2023, FASB issued Accounting Standard Update (“ASU”) 2023-09, the ASU is effective for annual periods beginning after December 15, 2024 which requires a reconciliation of the amount of reported income tax expense (or benefit) from continuing operations and the amount computed by multiplying the income (or loss) from continuing operations before income taxes by the applicable statutory federal (national) income tax rate of the jurisdiction (country) of domicile. See note (12) for more information.

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

(2)(l) Fiscal Year-End

The Company’s fiscal year end is the last Saturday in December which could result in a 52 or 53 week year. Fiscal years 2025 and 2024 each consisted of 52 weeks.

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

(2)(n) Segment Reporting

The Company views its operations and manages its business as one segment. The Company produces and sells advanced material solutions, primarily metal matrix composites, to assemblers of high density electronics and other specialty components and subassemblies. The Company also assembles housings and packages for hybrid circuits, selling to the same customers mentioned above. These customers represent a single market or segment with similar stringent and well-defined requirements. The Company’s customers, in turn, sell the components and subassemblies which incorporate the products into many different end markets, however, these end markets are two to three levels removed from the Company. The Company also sells armor strike faces to armor manufacturers, using the same manufacturing process used in its other product solutions. The Company makes operating decisions and assesses financial performance only for the Company as a whole and does not make operating decisions or assess financial performance by the end markets which ultimately use the products. Our chief operating decision maker (CDOM) is Brian Mackey, our President and CEO. The Company's CODM regularly reviews financial information presented on a consolidated basis and does not evaluate the Company's operating segment using asset or liability information. Instead, the CODM uses consolidated revenue, gross margin, demand creation costs, and net income or loss to allocate operating and capital resources and assess performance by comparing actual results to historical results and previously forecasted financial information.

The following table presents segment information for the Company's single reporting segment:

	2025	2024
Product sales	$32,596,314	$21,123,346

Cost of product sales	27,306,955	21,241,984
Gross margin	5,289,359	(118,638)

Selling, general, and administrative expenses	4,845,385	4,262,290
Income (loss) from operations	443,974	(4,380,928)

Interest income	237,881	285,322
Other income	783	1,657
Income (loss) before income tax	682,638	(4,093,949)
Income tax provision (benefit)	262,284	(958,500)
Net income (loss)	$420,354	$(3,135,449)

(3) Cash, Cash Equivalents and Restricted Cash

Our cash and cash equivalents are carried at fair value and consist primarily of cash, money market funds, cash deposits with commercial banks, U.S. government bonds and notes, and highly rated direct short-term instruments with an original maturity of 90 days or less. There was no restricted cash as of December 27, 2025. The Company had a restricted cash account in the amount of $84,715, as of December 28, 2024 to cover an open letter of credit for overseas purchases. Upon presentation of documents evidencing shipment of these goods, the issuing bank will draw on this account and make payment to the vendor.

	December 27, 2025	December 28, 2024
Cash and cash equivalents	$4,466,198	$3,280,687
Restricted cash[1]	$-	84,715
Total cash, cash equivalents and restricted cash	$4,466,198	$3,365,402

(1)	Recognized in prepaid expenses and other current assets on our Balance Sheet.

(4) Marketable Securities

Investments consist of U.S. Treasury bills and U.S. Government bonds with maturities up to one year. Since it is not currently managements intention to hold these debt securities until the maturity dates, these have been classified as available-for-sale (“AFS”) and are recorded on the balance sheet at fair value, with changes in fair value recorded as a component of accumulated other comprehensive income.

(5)         Fair value of Marketable Securities

ASC 820, Fair Value Measurements (“ASC 820”) states that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The three-tiered fair value hierarchy, which prioritizes which inputs should be used in measuring fair value, is comprised of: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than quoted prices in active markets that are observable either directly or indirectly and (Level III) unobservable inputs for which there is little or no market data. The fair value hierarchy requires the use of observable market data when available in determining fair value. CPS’ marketable securities consist solely of U.S. Treasury bills and U.S. Government bonds with a maturity of 12 months or less and which fall under Level II of the fair value hierarchy. The fair value of these securities as of December 27, 2025 and December 28, 2024 was $8,769,363 and $1,031,001, respectively.

	December 27, 2025	December 28, 2024
Cost basis	$8,769,502	1,015,501
Unrealized gain	$139	15,500
Total fair value	$8,769,363	1,031,001

(6) Inventories

As of December 27, 2025 and December 28, 2024 inventories consisted of the following:

	2025	2024
Raw materials	$2,559,787	$2,625,305
Work in process	3,449,211	1,880,396
Finished goods	278,770	343,722
Gross Inventory	6,287,768	4,849,423
Reserve for obsolescence	(689,361)	(518,357)
Total	$5,598,407	$4,331,066

(7) Leases

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

The real estate lease expiring in 2028 (the “Norton facility lease’) is included as a right-of-use lease asset and corresponding lease liability on the balance sheet. This asset and liability are based on the present value of remaining lease payments over the remaining lease term using the Company’s incremental borrowing rate at the commencement date of the lease. The Company does not separate lease components from non-lease components.  The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Norton facility lease comprises approximately 38 thousand square feet. The lease is a triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities.  The Company also has an option to buy the property and a first right of refusal during the term of the lease.  In December 2025, the owner of the property filed for a receivership under Massachusetts state law. The Company does not expect this filing to have an impact on its operations or on the lease. Annual rental payments are through maturity are reflected in the table below.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s capitalized operating lease as of December 27, 2025:

December 27, 2025
Maturity of capitalized lease liability	Lease payments
2026	168,000
2027	169,000
2028	28,000
Total undiscounted operating lease payments	$365,000
Less: Imputed interest	(29,000)
Present value of operating lease liability	$336,000
Balance Sheet Classification
Current lease liability	$162,000
Long-term lease liability	174,000
Total operating lease liability	$336,000

Other Information
Weighted-average remaining lease term for capitalized operating leases (in months)	26
Weighted-average discount rate for capitalized operating leases	7.3%

Operating Lease Costs and Cash Flows

Operating lease cost and cash paid was $165 thousand for both the twelve months ended December 27, 2025 and December 28, 2024. These costs are related to its long-term operating lease. All other short-term leases were immaterial.

Estimated monthly payments under the terms of the Norton facility lease, escalate from $13 thousand to $14 thousand over the lease term.

(8) Share-Based Compensation Plans

The Company adopted the 2020 Equity Incentive Plan ("2020 Plan") on March 3, 2020. Under the terms of the 2020 Plan all of the Company’s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock awards, or other stock-based awards. Some outstanding options are non-statutory stock options; some are incentive stock options.  All options granted are exercisable at the fair market value of the stock on the date of grant and expire ten years from the date of grant. The options granted to employees generally vest in equal annual installments over a four or five-year period. The options granted to directors generally vest immediately on date of grant. Certain options also remain issued and outstanding under the 2009 Stock Incentive Plan.

Under the 2020 Plan a total of 1,500,000 shares of common stock are available for issuance, of which 415,620 shares remain available for grant as of December 27, 2025.

A summary of stock option activity as of December 27, 2025 and changes during the year then ended is presented below:

		Weighted	Weighted
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at beginning of year	938,300	$2.64
Granted	195,780	$1.63
Exercised	(21,280)	$1.47
Expired	(45,000)	$2.85
Outstanding at end of year	1,067,800	$2.47	6.94	$907,909

Options exercisable at year-end	622,500	$2.47	6.20	$558,295

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents the annualized weighted average values of the significant assumptions used to estimate the fair values of the options granted during 2025 and 2024:

	2025			2024
Risk-free interest rate	4.16%	-	4.33%	4.16%	-	4.33%
Expected life in years	5.2	-	7.0	5	-	7.6
Expected volatility		56.7%			61.2%
Expected dividend yield		0			0
Weighted average fair value of grants		$0.92			$2.29

All options are granted with an exercise price equal to the fair market value of the underlying common stock on the date of grant.

The Company recognized $273,028 and $310,094 as stock based compensation expense in 2025 and 2024, respectively.  As of December 27, 2025, there was $468,773 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan; that cost is expected to be recognized over a weighted average period of 1.87 years.

(9) Accrued Expenses

Accrued expenses at December 27, 2025 and December 28, 2024 consist of the following:

	2025	2024
Accrued legal and accounting	$101,605	$138,600
Accrued payroll and related costs	683,631	254,737
Accrued other	122,674	519,942

	$907,910	$913,279

Included in 2024 Accrued other is $288,000 as a reserve for potential credits to be issued as part of a quality issue with a major customer which was set up at the end of 2023. These credits were issued in 2025.

(10) Revolving Line of Credit

In May 2023, the Company entered into a line of credit (LOC) agreement in the amount of $3.0 million with Rockland Trust Company. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of the National Prime Rate as published by the Wall Street Journal (6.75% at December 27, 2025). On December 27, 2025 and December 28, 2024, the Company had $0 of borrowings under this LOC and its borrowing base at the time would have permitted an additional $3.0 million to have been borrowed.  The LOC remains in effect until terminated per mutual agreement by both parties.  Total Interest Expense was $0 for 2025 and 2024.

(11) Notes Payable

In March 2020, the Company acquired a Sonoscan ultrasound microscope for a price of $208 thousand. The full amount was financed through a 5 year note payable with a third party equipment finance company. The note was collateralized by the microscope and was paid in full in 2025.

(12) Income Taxes

Components of income tax expense (benefit) for each year are as follows:

	2025	2024
Current:
Federal	$-	$-
State	456	456

Current income tax provision (benefit):	456	456

Deferred:
Federal	205,439	(727,390)
State	56,389	(231,566)

Deferred income tax provision (benefit), net	261,828	(958,956)

Total	$262,284	$(958,500)

Deferred tax assets as of December 27, 2025 and December 28, 2024 are as follows:

	December 27, 2025	December 28, 2024
Deferred Tax Assets:
Net operating loss carryforwards	$719,586	$766,023
Stock compensation	119,130	117,453
Credit carryforwards	887,910	899,441
Inventory	188,334	141,615
Accrued liabilities	6,359	6,468
Depreciation	104,575	120,452
Capitalized R&D, net	237,044	474,088
Other	3,916	3,142
Net deferred tax assets	$2,266,854	$2,528,682

Net operating loss carryforwards are the result of federal net operating losses as of 12/272025 and 12/28/2024 are $2,624,214 and 2,805,819, respectively. Under current tax law, these federal losses were incurred subsequent to 2018 and can be carried forward indefinitely. State net operating loss carryforwards expire in 2044.

A summary of the change in the deferred tax asset is as follows:

	2025	2024

Gross deferred tax balance at beginning of year	$2,528,682	$1,569,726

Deferred tax (provision) benefit	(261,828)	958,956

Balance at end of year, net	$2,266,854	$2,528,682

Income tax expense is different from the amounts computed by applying the U.S. federal statutory income tax rate of 21 percent and the Massachusetts statutory income tax rate (net of federal benefit) of 6.32 percent to pretax income as a result of the following:

	2025		2024
	Amount	Rate	Amount	Rate
Tax at statutory rate	$143,354	21.00%	$(857,216)	21.00%
State tax, net of federal benefit	56,749	8.31%	(231,204)	5.66%
Other	62,181	21.00%	129,920	19.14%

Total	$262,284	34.82%	$(958,500)	23.48%

A valuation allowance against deferred tax assets is required to be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. The Company concluded that it is “more likely than not” that the Company will be able to fully utilize the deferred tax asset.

The Company’s income tax filings are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations for the years 2021 through 2024.

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

During 2025, the Company expensed $867,657 of unamortized Section 174 R&E expenditures

It is anticipated that the unamortized Section 174 R&E expenditures at Q4 2025 will be expensed as follows (subject to further analyses and discussions):

	2026	Rationale
Q1 2026	216,914	Expense 12.5% of 2022-2024
Q2 2026	216,914	Expense 12.5% of 2022-2024
Q3 2026	216,914	Expense 12.5% of 2022-2024
Q4 2026	216,914	Expense 12.5% of 2022-2024
Totals	867,656

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

The Company is currently evaluating the impact of these provisions on its financial statements and tax positions. While the changes are not expected to materially affect prior period results, they may influence future effective tax rates, deferred tax balances, and cash tax obligations. The Company incorporated these changes into its tax planning and provision calculations for fiscal year 2025 and beyond. However, the full effect of these provisions will depend on the Company's future capital expenditures, R&E activities, financing arrangements, and international operations.

(14) Retirement Savings Plan

The Company sponsors a Retirement Savings Plan (the ‘Plan’) under the provisions of Section 401 of the Internal Revenue Code. Employees, as defined in the Plan, are eligible to participate in the Plan after 30 days of employment. Under the terms of the Plan, the Company may match employee contributions under such method as described in the Plan. During 2025 the Company elected to match 1% of each of the first 4% of employee contributions paid proportionally each pay period amounting to $249 thousand.  In 2024 the Company elected to match 1% of each of the first 4% of employee contributions paid proportionally each pay period amounting to $239 thousand.

(15) Concentrations of Credit Risk, Significant Customers and Geographic Information

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

Revenues from significant customers as a percentage of total revenues in 2025 and 2024 were as follows:

	Percent of Total Revenues

Significant Customer	2025	2024
A	39%	32%
B	13%	15%
C	12%	11%

As of December 27, 2025, the Company had trade accounts receivable due from these three customers that accounted for 69% of total trade accounts receivable as of that date. To further mitigate the potential for credit losses the Company has acquired a credit insurance policy covering most of our sales to non-US accounts.  Management believes that any credit risks have been properly provided for in the accompanying financial statements.

The Company’s revenue was derived from the following countries in 2025 and 2024:

	Percent of Total Revenues

Country	2025	2024
United States of America	41%	46%
Germany	39%	32%
Other	20%	22%

Many of the Company’s customers based in the United States conduct design, purchasing and payable functions in the United States, but manufacture overseas.

All of the Company’s long-lived assets and operations are located in the United States.

(16) Net Income Per Share

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

The following table presents the calculation of both basic and diluted EPS:

	Dec. 27,	Dec. 28,
	2025	2024
Basic EPS Computation:
Numerator:
Net income (loss)	$420,354	$(3,135,449)
Denominator:
Weighted average
Common shares
Outstanding	15,286,097	14,522,513
Basic EPS	$.03	$(0.22)
Diluted EPS Computation:
Numerator:
Net income (loss)	$420,354	$(3,135,449)
Denominator:
Weighted average
Common shares
Outstanding	15,286,097	14,522,513
Dilutive effect of stock options	102,629	-

Total shares	15,388,726	14,522,513

Diluted net income per share	$.03	$(0.22)

(17) Equity Capital Raise

On October 8, 2025 the Company closed an equity raise underwritten by Roth Capital Partners (“Roth”). Roth acquired 3,450,000 shares of the Company’s common stock at a price of $3.00 per share. The net proceeds to the Company were $9,540,025.

(18) Commitments and Contingencies

We are subject to contingencies, including legal proceedings and claims arising in the normal course of business that cover a wide range of matters including, among others, contract and employment claims; workers compensation claims; product liability; warranty and modification; and adjustment or replacement of units sold.

Direct costs associated with the estimated resolution of contingencies are accrued at the earliest date at which it is deemed probable that a liability has been incurred, and the amount of such liability can be reasonably estimated. While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, we believe that the aggregate amount of such liabilities, if any, more than amounts provided or covered by insurance, will not have a material adverse effect on the consolidated financial position or results of operations. It is possible, however, that future results of operations for any future period could be materially affected by changes in our assumptions or strategies related to these contingencies or changes out of our control.

(19) Subsequent Events

The Company has evaluated subsequent events through March 3, 2026 the date the financial statements were approved and authorized for issuance by management and determined that there have been no subsequent events that would require recognition in the financial statements or disclosure in the notes to the financial statements.