Form 10-Q
period 2026-03-28
CPS TECHNOLOGIES CORP/DE/
filed 2026-05-05
CIK 814676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 28, 2026

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of April 28, 2026: 18,006,963.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORP.

Condensed Balance Sheets (Unaudited)

	March 28, 2026	December 27, 2025
ASSETS

Current assets:
Cash and cash equivalents	$5,724,339	$4,466,198
Marketable securities, at fair value	6,797,952	8,769,363
Accounts receivable-trade	3,779,089	5,235,307
Accounts receivable-other	201,013	380,948
Inventories, net	7,143,727	5,598,407
Prepaid expenses and other current assets	331,411	299,829
Total current assets	23,977,531	24,750,052
Property and equipment:
Production equipment	10,528,773	10,647,170
Furniture and office equipment	910,310	910,310
Leasehold improvements	997,830	997,830
Total cost	12,436,913	12,555,310
Accumulated depreciation and amortization	(10,801,044)	(10,877,927)
Construction in progress	828,107	459,671
Net property and equipment	2,463,976	2,137,054
Net intangible assets	20,794	21,778
Right-of-use lease asset	300,000	336,000
Deferred taxes, net	2,349,560	2,266,854
Total Assets	$29,111,861	29,511,738

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	3,337,589	3,363,233
Accrued expenses	577,219	907,910
Deferred revenue	450,579	238,044
Lease liability, current portion	163,000	162,000

Total current liabilities	4,528,387	4,671,187

Deferred revenue – long term	31,277	31,277
Long term lease liability	137,000	174,000

Total liabilities	4,696,664	4,876,464
Commitments & Contingencies
Stockholders’ equity:
Common stock, $0.01 par value, authorized 20,000,000 shares; issued 18,151,767 and 18,132,767 shares; outstanding 18,006,963 and 17,988,634 shares at each March 28, 2026 and December 27, 2025	181,510	181,320
Preferred stock, no shares issued or outstanding	–	–
Additional paid-in capital	50,377,081	50,295,019
Accumulated other comprehensive income (loss)	(4,618)	139
Accumulated deficit	(25,764,070)	(25,469,891)
Less cost of 144,804 and 144,133 common shares repurchased at each March 28, 2026 and December 27, 2025	(374,706)	(371,313)

Total stockholders’ equity	24,415,197	24,635,274

Total liabilities and stockholders’ equity	$29,111,861	$29,511,738

See accompanying notes to condensed financial statements.

CPS TECHNOLOGIES CORP.

Condensed Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	Fiscal Quarters Ended
	March 28, 2026	March 29, 2025

Product sales	$7,028,748	$7,505,921

Cost of product sales	6,421,870	6,274,920

Gross profit	606,878	1,231,001
Selling, general, and administrative expenses	1,129,512	1,101,350

Operating income (loss)	(522,634)	129,651
Other income, net	146,205	50,476

Income (loss) before income taxes	(376,429)	180,127
Income tax provision (benefit)	(82,250)	84,165

Net income (loss)	$(294,179)	$95,962
Other comprehensive income
Net unrealized gains (losses) on available for sale securities	(4,757)	2,037
Reclassification adjustment for gains included in net income	-	(16,237)
Total other comprehensive income	(4,757)	(14,200)
Comprehensive income (loss)	(298,936)	81,762

Net income (loss) per basic common share	$(0.02)	$0.01

Weighted average number of basic common shares outstanding	17,997,088	14,525,960

Net income (loss) per diluted common share	$(0.02)	$0.01

Weighted average number of diluted common shares outstanding	17,997,088	14,543,911

See accompanying notes to condensed financial statements.

CPS TECHNOLOGIES CORP.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 28, 2026 AND MARCH 29, 2025

	Common Stock
	Number of shares issued	Par Value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Stock repurchased	Total stockholders’ equity
Balance at December 27, 2025	18,132,767	$181,320	$50,295,019	$(25,469,891)	$139	$(371,313)	$24,635,274
Share-based compensation expense	—	—	48,249	—	—	—	48,249
Net unrealized gains on available for sale securities	—	—	—	—	(4,757)	—	(4,757)
Employee option exercises	19,000	190	33,813			(3,393)	30,610
Net loss	—	—	—	(294,179)	—	—	(294,179)
Balance at March 28, 2026	18,151,767	$181,510	$50,377,081	$(25,764,070)	$(4,618)	$(374,706)	$24,415,197

Balance at December 28, 2024	14,661,487	$146,615	$40,580,387	$(25,890,245)	15,500	$(340,138)	$14,512,119
Share-based compensation expense	—	—	122,186	—	—	—	122,186
Net unrealized gains on available for sale securities	—	—	—	—	2,037	—	2,037
Reclassification adjustment for gains included in net income	—	—	—	—	(16,237)	—	(16,237)
Net income	—	—	—	95,962	—	—	95,962
Balance at March 29,2025	14,661,487	146,615	$40,702,573	$(25,794,283)	1,300	$(340,138)	$14,716,067

See accompanying notes to condensed financial statements.

CPS TECHNOLOGIES CORP.

Condensed Statements of Cash Flows (Unaudited)

	Fiscal Quarters Ended
	March 28, 2026	March 29, 2025

Cash flows from operating activities:
Net income (loss)	$(294,179)	$95,962
Adjustments to reconcile net income (loss) to cash (used in) operating activities:
Depreciation and amortization	151,198	164,738
Share-based compensation	48,249	122,186
Deferred taxes	(82,706)	83,709
Realized gain on sale of marketable securities	(29,970)	(26,068)
Changes in:
Accounts receivable - trade	1,456,218	(1,444,442)
Accounts receivable - other	179,935	(33,407)
Inventories	(1,545,320)	(481,767)
Prepaid expenses and other current assets	(31,582)	91,222
Accounts payable	(25,644)	81,840
Accrued expenses	(330,691)	157,653
Deferred revenue	212,535	(64,349)

Net cash (used in) operating activities	(291,957)	(1,252,723)

Cash flows from investing activities:
Purchases of property and equipment	(475,836)	(93,070)
Acquisition cost of patents and trademarks	(1,300)	-
Proceeds from sale of marketable securities	5,257,000	518,000
Purchases of marketable securities	(3,260,376)	(514,845)

Net cash provided by (used in) investing activities	1,519,488	(89,915)

Cash flows from financing activities:
Proceeds from employee stock options	30,610	-
Payments on note payable	-	(8,130)

Net cash provided by (used in) financing activities	30,610	(8,130)

Net increase (decrease) in cash and cash equivalents	1,258,141	(1,350,768)
Cash and cash equivalents at beginning of period	4,466,198	3,280,687

Cash and cash equivalents at end of period	$5,724,339	$1,929,919

Supplemental disclosures of cash flows information:
Cash paid for interest	$-	$26
Net exercise of stock options	$3,393	$-

See accompanying notes to condensed financial statements.

CPS TECHNOLOGIES CORP.

Notes to Condensed Financial Statements

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

(2)     Summary of Significant Accounting Policies

As permitted by the rules of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements and related notes included in the 2025 Annual Report.

The accompanying financial statements are unaudited. In the opinion of management, the unaudited financial statements of CPS reflect all normal recurring adjustments which are necessary to present fairly the financial position and results of operations for such periods.

The Company’s balance sheet at December 27, 2025 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Registrant’s Annual Report on Form 10-K for the year ended December 27, 2025 and in CPS’s other SEC reports, which are accessible on the SEC’s website at www.sec.gov and the Company’s website at www.cpstechnologysolutions.com.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

(3) Future Application of Accounting Standards

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"). The standard requires certain details for expenses presented on the face of the Statements of Operations and Comprehensive Income (Loss) as well as selling expenses to be presented in the notes to the financial statements on an interim and annual basis. The provisions of the standard are effective for public companies for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 31, 2027. The amendment can be applied either prospectively or retrospectively, with early adoption permitted. The Company is currently assessing the impact of this standard.

(4) Use of Estimates

The preparation of the Condensed Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(5)   Marketable Securities

Investments consist of U.S. Treasury Bills with maturities up to one year. Since it is not currently managements intention to hold these debt securities until the maturity dates, these have been classified as available-for-sale (“AFS”) and are recorded on the balance sheet at fair value, with changes in fair value recorded as a component of other comprehensive income.

(6)      Fair value of Marketable Securities

ASC 820, Fair Value Measurements (“ASC 820”) states that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The three-tiered fair value hierarchy, which prioritizes which inputs should be used in measuring fair value, is comprised of: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than quoted prices in active markets that are observable either directly or indirectly and (Level III) unobservable inputs for which there is little or no market data. The fair value hierarchy requires the use of observable market data when available in determining fair value. CPS’ marketable securities consist solely of US Government bonds and treasury bills with a maturity of 12 months or less and which fall under Level II of the fair value hierarchy. The value of these securities as of March 28, 2026 was $6,797,952 and, as of December 27, 2025, was $8,769,363.

	March 28, 2026	December 27, 2025
Cost basis	$6,802,570	8,769,502
Unrealized gain (loss)	$(4,618)	139
Total fair value	$6,797,952	8,769,363

(7)     Net Income (Loss) Per Common and Common Equivalent Share

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares plus additional common shares that would have been outstanding if potential dilutive common shares had been issued for granted stock options and stock purchase rights. Had there been a profit in Q1 2026, the dilutive effect would have been 364,994 shares.  Common stock equivalents are excluded from the diluted calculations when a net loss is incurred as they would be anti-dilutive.

The following table presents the calculation of both basic and diluted EPS:

	Three Months Ended
	March 28, 2026	March 29, 2025

Basic EPS Computation:
Numerator:
Net income (loss)	$(294,179)	$95,962
Denominator:
Weighted average common shares outstanding	17,997,088	14,525,960
Basic EPS	$(0.02)	$0.01
Diluted EPS Computation:
Numerator:
Net income (loss)	$(294,179)	$95,962
Denominator:
Weighted average common shares outstanding	17,997,088	14,525,960
Dilutive effect of stock options	-	17,951
Total Shares	17,997,088	14,543,911
Diluted EPS	$(0.02)	$0.01

(8)     Commitments & Contingencies

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

The Norton facility lease comprises approximately 38 thousand square feet. The lease is triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities. The Company also has an option to renew the lease starting in March 2028 through February 2032. The Company is not reasonably certain these extensions will be exercised at this time, and therefore are not included in the lease asset or liability.  Annual rental payments range from $152 thousand to $165 thousand through maturity.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s capitalized operating leases as of March 28, 2026

(Dollars in Thousands)
Maturity of capitalized lease liabilities	Lease payments
Remaining 2026	126
2027	169
2028	28
Total undiscounted operating lease payments	$323
Less: Imputed interest	(23)
Present value of operating lease liability	$300
Balance Sheet Classification
Current lease liability	$163
Long-term lease liability	137
Total operating lease liability	$300
Other Information
Weighted-average remaining lease term for capitalized operating leases (in months)	23
Weighted-average discount rate for capitalized operating leases	7.3%

Operating Lease Costs and Cash Flows

Operating lease cost and cash paid was $42 thousand during the first quarter of 2026. This cost is related to its long-term operating lease. All other short-term leases were immaterial.

Finance Leases

The Company does not have any finance leases.

(9)    Share-Based Payments

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

During the quarters ended March 28, 2026 and March 29, 2025, a total of 0 and 115,000 stock options, respectively, were granted to employees under the Company’s 2020 Equity Incentive Plan (the “Plan”) and a total of 0 and 75,000 stock options, respectively, were granted to outside directors during the quarters ended March 28, 2026 and March 29, 2025.

During the quarters ended March 28, 2026 and March 29, 2025, there were 19,000 and 0 options exercised, respectively.

During the quarters ended March 28, 2026 and March 29, 2025, there were 0 and 45,000 options expired and 2,750 and 0 options forfeited, respectively.

During the quarters ended March 28, 2026 and March 29, 2025, the Company repurchased 671 and 0 shares, respectively for employees to facilitate their exercise of stock options.

There were also 1,046,050 options outstanding at a weighted average price of $2.49 with a weighted average remaining contractual term of 6.8 years as of March 28, 2026 and there were 680,475 shares exercisable at a weighted average price of $2.47 with a weighted average remaining term of 6.3 years.  There were 1,083,300 options outstanding at a weighted average price of $2.45 with a weighted average remaining contractual term of 7.6 years as of March 29, 2025 and there were 581,900 shares exercisable at a weighted average price of $2.37 with a weighted average remaining term of 6.7 years. The Plan, as amended, is authorized to issue 1,500,000 shares of common stock. As of March 28, 2026, there were 418,370 shares available for future grants.

As of March 28, 2026, there was $418 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan; that cost is expected to be recognized over a weighted average period of 1.81 years.

During the quarters ended March 28, 2026 and March 29, 2025, the Company recognized approximately $48 thousand and $122 thousand, respectively, as shared-based compensation expense related to previously granted shares under the Plan.

(10)     Inventories

Inventories consist of the following:

	March 28, 2026	December 27, 2025

Raw materials	$2,984,878	$2,559,787
Work in process	4,571,335	3,449,211
Finished goods	310,920	278,770

Gross inventory	7,867,133	6,287,768
Reserve for obsolescence	(723,406)	(689,361)

Inventories, net	$7,143,727	$5,598,407

(11)    Accrued Expenses

Accrued expenses consist of the following:

	March 28, 2026	December 27, 2025

Accrued legal and accounting	$68,145	$101,605
Accrued payroll and related expenses	408,373	683,631
Accrued other	100,701	122,674

Total Accrued Expenses	$577,219	$907,910

(12)     Revolving Line of Credit

In May 2023, the Company entered into a line of credit (LOC) in the amount of $3.0 million with Rockland Trust Company. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of the National Prime Rate as published by the Wall Street Journal (6.75% at March 28, 2026). On March 28, 2026 and March 29, 2025, the Company had $0 of borrowings under this LOC and its borrowing base at the time would have permitted an additional $2.7 million and $3.0 million, respectively, to have been borrowed.  The LOC remains in effect until terminated per mutual agreement by both parties.  Total interest expense for Q1 2026 was $0 and was $0 for Q1 2025.

(13)   Income Taxes

A valuation allowance against deferred tax assets is required to be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized.

The Company believes that it is “more likely than not” that the Company will be able to fully utilize the deferred tax asset. For the first quarter of 2026 the deferred tax asset was increased $84 for the estimated tax benefit on Q1 net operating loss.

(14) Enactment of the One Big Beautiful Bill Act

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

In Q1 2026 the Company expensed $216,914 and in 2025, the Company expensed $867,657 of unamortized Section 174 R&E expenditures

It is anticipated that the unamortized Section 174 R&E expenditures at Q1 2026 will be expensed as follows (subject to further analyses and discussions):

Q2 2026	216,914	Expense 12.5% of 2022-2024
Q3 2026	216,914	Expense 12.5% of 2022-2024
Q4 2026	216,914	Expense 12.5% of 2022-2024
Totals	650,742

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

(15)  Segment Reporting

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

The following table presents segment information for the Company's single reporting segment:

	March 28, 2026	March 29, 2025
Product sales	$7,028,748	$7,505,921

Cost of product sales	6,421,870	6,274,920
Gross profit	606,878	1,231,001

Selling, general, and administrative expenses	1,129,512	1,101,350
Income (loss) from operations	(522,634)	129,651

Other income, net	146,205	50,476
Income (loss) before income tax	(376,429)	180,127
Income tax provision (benefit)	(82,250)	84,165
Net income (loss)	$(294,179)	$95,962

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the financial statements of the Company and notes thereto included in this report and the Company’s Annual Report on Form 10-K for the year ended December 27, 2025 and in CPS’s other SEC reports, which are accessible on the SEC’s website at www.sec.gov and the Company’s website at www.cpstechnologysolutions.com.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. There are a number of factors that could cause the Company’s actual results to differ materially from those forecasted or projected in such forward-looking statements. This includes the impact of the Russian invasion of Ukraine, the war in Iran and other conflicts and potential conflicts, including economic conflicts, throughout the world, which are discussed in Item 3 of this report. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or changed circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

The critical accounting policies utilized by the Company in preparation of the accompanying financial statements are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 27, 2025, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There have been no material changes to these policies since December 27, 2025.

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

Results of Operations for the First Fiscal Quarter of 2026 (Q1 2026) Compared to the First Fiscal Quarter of 2025 (Q1 2025); (all $ in 000’s)

Revenues totaled $7,029 in Q1 2026 compared with $7,506 in Q1 2025, a decrease of 6%. The major factor contributing to this decrease is the reduction in demand from one of our major customers. As announced in Q4 2025, CPS received a large order from this customer covering the twelve month period beginning October 2025. Through Q1 the customer has taken well less than half of the quantities ordered. CPS has continued to produce their products at the higher rate, both so we can meet there needs if their demand increases without putting undue stress on our production line, and in anticipation of our potential move to a larger facility, allowing us to continue to meet their needs during the move.

Gross margin in Q1 2026 totaled $607 or 9% of sales. This compares with gross margin in Q1 2025 totaled $1,231 or 16% of sales. This decrease was primarily due to the impact of lower sales volumes on fixed costs, the impact of the price of gold, billed at $1,019 at approximately a 0% margin, and increased R&D spending on our margins.

Selling, general and administrative (SG&A) expenses totaled $1,130 in Q1 2026 compared with SG&A expenses of $1,101 in Q1 2025, a 3% increase year over year. This increase was primarily due to fees associated with the Company’s CFO search, in anticipation of the future retirement of the current CFO, and higher foreign exchange costs this year as compared to last year.

The Company had an operating loss of $523 in Q1 2026 compared with operating income of $130 in Q1 2025. This decrease was a result of the decreased gross margin discussed above. The net after tax loss was $294 in Q1 2026 compared to after tax income of $96 in Q1 2025.

CPS does not rely on raw materials from Ukraine, Russia, Iran, Israel or Gaza. As a result, we do not believe that the Russian invasion of Ukraine or the conflicts in Middle East will have a direct impact on our results. Most of our raw materials are sourced domestically. In some cases, our suppliers may be sourcing these materials from a foreign source. To date, we have not seen any significant cost increases that we believe are attributable to tariffs, however this could change in the future.

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

Liquidity and Capital Resources (all $ in 000’s unless noted)

The Company’s cash and cash equivalents at March 28, 2026 totaled $5,724, with marketable securities of $6,798. This compares to cash and cash equivalents at December 27, 2025 of $4,466 and marketable securities of $8,769. The change in cash and securities is predominantly due to our increased inventory, purchases of fixed assets and reduction of accrued expenses, offset by a reduction in accounts receivable.

Trade accounts receivable at March 28, 2026 totaled $3,789 compared with $5,245 at December 27, 2025. Days Sales Outstanding (DSO) decreased from 61 days at the end of 2025 to 51 days at the end of Q1 2026. The reason for this decrease is that one of our major customers who historically pays monthly the first week of each month made their April payment early, at the end of March. The accounts receivable balances at December 27, 2025, and March 28, 2026 were both net of an allowance for credit losses of $10.

Inventories totaled $7,144 at March 28, 2026 compared with inventory totaling $5,598 at December 27, 2025. The inventory turnover in the most recent four quarters ending Q1 2026 was 4.9 times (based on a 5 quarter end average) compared with 5.4 times averaged during the four quarters of 2025. Due to reduced demand from a major customer and the pending move, the Company has been increasing its inventory levels.

The Company expects it will continue to be able to fund its operations for the remainder of 2026 from operations and existing cash balances.

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

Contractual Obligations (all $ in 000’s unless otherwise noted)

The Company maintains a $3.0 million revolving line of credit (LOC) with Rockland Trust Company. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of the National Prime Rate as published by the Wall Street Journal. On March 28, 2026, the Company had $0 of borrowings under this LOC and its borrowing base at the time would have permitted the full $2.7 million to have been borrowed. The LOC remains in effect until terminated per mutual agreement by both parties.

The Company has one real estate lease expiring in February 2028. CPS also has a few other leases for equipment which are minor in nature and are generally short-term in duration. None of these have been capitalized. (Note 6, Commitments and Contingencies)

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not significantly exposed to the impact of interest rate changes. The Company has not used derivative financial instruments. As one of our major competitors is located in Japan, currency fluctuations can have an impact on how we price our product in order to remain competitive.

Although CPS has not been directly impacted by the war in Ukraine or by the conflict in the Middle East, potential supply chain disruptions and its impact on energy costs are areas where we could be impacted in the future.

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

There have been no material changes to the risk factors as discussed in our 2025 Form 10-K.

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

Date: May 5, 2026

/s/Brian T. Mackey

Brian T. Mackey

President and Chief Executive Officer

Date: May 5, 2026

/s/ Charles K. Griffith Jr.

Charles K. Griffith Jr.

Chief Financial Officer