Form 10-Q
period 2026-06-27
CPS TECHNOLOGIES CORP/DE/
filed 2026-08-11
CIK 814676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 27, 2026

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of July 26, 2026: 19,387,942.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

Condensed CPS TECHNOLOGIES CORP.

Balance Sheets (Unaudited)

	June 27, 2026	December 27, 2025
ASSETS

Current assets:
Cash and cash equivalents	$15,354,564	$4,466,198
Marketable securities, at fair value	3,801,426	8,769,363
Accounts receivable-trade	4,932,226	5,235,307
Accounts receivable-other	141,338	380,948
Inventories, net	8,649,437	5,598,407
Prepaid expenses and other current assets	298,780	299,829
Total current assets	33,177,771	24,750,052
Property and equipment:
Production equipment	10,966,327	10,647,170
Furniture and office equipment	910,310	910,310
Leasehold improvements	997,830	997,830
Total cost	12,874,467	12,555,310
Accumulated depreciation and amortization	(10,897,944)	(10,877,927)
Construction in progress	498,657	459,671
Net property and equipment	2,475,180	2,137,054
Intangible assets, net	19,354	21,778
Right-of-use lease asset	264,000	336,000
Deferred taxes, net	2,499,666	2,266,854
Total assets	$38,435,971	$29,511,738

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,496,532	$3,363,233
Accrued expenses	501,435	907,910
Deferred revenue	487,240	238,044
Lease liability, current portion	163,000	162,000

Total current liabilities	4,648,207	4,671,187

Deferred revenue – long term	31,277	31,277
Long term lease liability	101,000	174,000

Total liabilities	4,780,484	4,876,464
Commitments & Contingencies
Stockholders’ equity:
Common stock, $0.01 par value, authorized 25,000,000 and 20,000,000 shares; issued 19,605,017 and 18,132,767 shares; outstanding 19,387,942 and 17,988,634 shares at each June 27, 2026 and December 27, 2025	196,043	181,320
Additional paid-in capital	60,122,967	50,295,019
Accumulated other comprehensive income (loss)	(3,220)	139
Accumulated deficit	(25,726,323)	(25,469,891)
Less cost of 217,075 and 144,133 common shares repurchased at each June 27, 2026 and December 27, 2025	(933,980)	(371,313)

Total stockholders’ equity	33,655,487	24,635,274

Total liabilities and stockholders’ equity	$38,435,971	$29,511,738

See accompanying notes to condensed financial statements.

CPS TECHNOLOGIES CORP.

Condensed Statements of Operations and Other Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
Product sales	$8,309,323	$8,078,657	$15,338,071	$15,584,578

Cost of product sales	7,080,534	6,742,341	13,502,404	13,017,261

Gross profit	1,228,789	1,336,316	1,835,667	2,567,317

Selling, general, and administrative expenses	1,487,316	1,199,389	2,616,828	2,300,739

Income (loss) from operations	(258,527)	136,927	(781,161)	266,578

Other income, net	146,168	19,025	292,373	69,501

Net income (loss) before income taxes	(112,359)	155,952	(488,788)	336,079
Income tax provision (benefit)	(150,106)	52,119	(232,356)	136,284

Net income (loss)	$37,747	$103,833	$(256,432)	$199,795
Other comprehensive income (loss)
Net unrealized gains (loss) on available for sale securities	1,398	8,169	(3,359)	10,206
Reclassification adjustment for gains included in net income	-	-	-	(16,237)
Total other comprehensive income (loss)	1,398	8,169	(3,359)	(6,031)
Comprehensive income (loss)	39,145	112,002	(259,791)	193,764

Net income (loss) per basic common share	$0.00	$0.01	$(0.01)	$0.01

Weighted average number of basic common shares outstanding	18,460,574	14,525,960	18,108,732	14,525,960

Net income (loss) per diluted common share	$0.00	$0.01	$(0.01)	$0.01

Weighted average number of diluted common shares outstanding	18,854,120	14,577,433	18,108,732	14,560,672

See accompanying notes to condensed financial statements.

CPS TECHNOLOGIES CORP.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 27, 2026 AND JUNE 28, 2025

	Common Stock

	Number of shares issued	Par Value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Stock repurchased	Total stockholders’ equity
Balance at March 28, 2026	18,151,767	$181,510	$50,377,081	$(4,618)	$(25,764,070)	$(374,706)	$24,415,197
Share-based compensation expense	-	-	174,845	-	-	-	174,845
Other comprehensive income	-	-	-	1,398	-	-	1,398
Employee option exercises	253,250	2,533	586,041	-	-	(559,274)	29,300
Issuance of common stock	1,200,000	12,000	8,985,000	-	-	-	8,997,000
Net income	-	-	-	-	37,747	-	37,747
Balance at June 27, 2026	19,605,017	$196,043	$60,122,967	$(3,220)	$(25,726,323)	$(933,980)	$33,655,487

	Common Stock
	Number of shares issued	Par Value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Stock repurchased	Total stockholders’ equity
Balance at December 27, 2025	18,132,767	$181,320	$50,295,019	$139	$(25,469,891)	$(371,313)	$24,635,274
Share-based compensation expense	-	-	223,094	-	-	-	223,094
Other comprehensive loss	-	-	-	(3,359)	-	-	(3,359)
Employee option exercises	272,250	2,723	619,854			(562,667)	59,910
Issuance of common stock	1,200,000	12,000	8,985,000	-	-	-	8,997,000
Net loss	-	-	-	-	(256,432)	-	(256,432)
Balance at June 27, 2026	19,605,017	$196,043	$60,122,967	$(3,220)	$(25,726,323)	$(933,980)	$33,655,487

	Common Stock

	Number of shares issued	Par Value	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Stock repurchased	Total stockholders’ equity
Balance at March 29, 2025	14,661,487	$146,615	$40,702,574	$1,300	$(25,794,283)	$(340,138)	$14,716,068
Share-based compensation expense	-	-	49,353	-	-	-	49,353
Other comprehensive income	-	-	-	8,169	-	-	8,169
Net loss	-	-	-	-	103,833	-	103,833
Balance at June 28, 2025	14,661,487	$146,615	$40,751,927	$9,469	$(25,690,450)	$(340,138)	$14,877,423

	Common Stock
	Number of shares issued	Par Value	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Stock repurchased	Total stockholders’ equity
Balance at December 28, 2024	14,661,487	$146,615	$40,580,387	$15,500	$(25,890,245)	$(340,138)	$14,512,119
Share-based compensation expense	-	-	171,540	-	-	-	171,540
Net unrealized gains on available for sale securities	-	-	-	10,206	-	-	10,206
Reclassification adjustment for gains included in net income	-	-	-	(16,237)	-	-	(16,237)
Net income	-	-	-	-	199,795	-	199,795
Balance at June 28, 2025	14,661,487	$146,615	$40,751,927	$9,469	$(25,690,450)	$(340,138)	$14,877,423

See accompanying notes to condensed financial statements.

CPS TECHNOLOGIES CORP.

Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 27,	June 28,
	2026	2025

Cash flows from operating activities:
Net income (loss)	$(256,432)	$199,795
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	307,648	321,189
Share-based compensation	223,094	171,540
Realized gain on sale of marketable securities	(32,462)	(12,183)
Deferred taxes	(232,812)	135,828

Changes in:
Accounts receivable-trade	303,081	(744,495)
Accounts receivable-other	239,610	(238,961)
Inventories	(3,051,030)	(867,180)
Prepaid expenses and other current assets	1,049	217,350
Accounts payable	133,299	232,511
Accrued expenses	(406,474)	123,184
Deferred revenue	249,196	(142,045)

Net cash used in operating activities	(2,522,233)	(603,467)

Cash flows from investing activities:
Purchases of property and equipment	(634,036)	(265,918)
Acquisition cost of patents and trademarks	(2,144)	(21,363)
Proceeds from sale of marketable securities	8,310,000	518,000
Purchases of marketable securities	(3,320,131)	(525,772)

Net cash provided by (used in) investing activities	4,353,689	(295,053)

Cash flows from financing activities:
Proceeds from employee stock options	59,910	-
Proceeds from issuance of common stock	8,997,000	-
Payments on note payable	-	(8,130)

Net cash provided by (used in) financing activities	9,056,910	(8,130)

Net increase (decrease) in cash and cash equivalents	10,888,366	(906,650)

Cash and cash equivalents at beginning of period	4,466,198	3,280,687

Cash and cash equivalents at end of period	$15,354,564	$2,374,037

Supplemental disclosures of cash flows information:
Cash paid for interest	$-	26
Net exercise of stock options	$562,667

See accompanying notes to condensed financial statements.

CPS TECHNOLOGIES CORP.
Notes to Financial Statements
(Unaudited)

(1)     Nature of Business

CPS Technologies Corporation (the “Company” or “CPS”) provides advanced material solutions to the electronics, power generation, automotive, defense and other industries. The Company’s primary advanced material solution is metal-matrix composites (“MMC”) which are a combination of metal and ceramic.

CPS also assembles housings and packages for hybrid circuits. These housings and packages may include components made of metal-matrix composites or they may include components made of more traditional materials such as aluminum, copper, tungsten, etc.

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

The Company sells into several end markets including the wireless communications infrastructure market, high-performance microprocessor market, motor controller, and other microelectronics and defense markets.

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

(5) Marketable Securities

Investments consist of U.S. Treasury Bills and US Government Bonds with maturities up to one year. Since it is not currently managements intention to hold these debt securities until the maturity dates, these have been classified as available-for-sale (“AFS”) and are recorded on the balance sheet at fair value, with changes in fair value recorded as a component of other comprehensive income (loss).

(6) Fair value of Marketable Securities

ASC 820, Fair Value Measurements (“ASC 820”) states that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The three-tiered fair value hierarchy, which prioritizes which inputs should be used in measuring fair value, is comprised of: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than quoted prices in active markets that are observable either directly or indirectly and (Level III) unobservable inputs for which there is little or no market data. The fair value hierarchy requires the use of observable market data when available in determining fair value.  CPS’s marketable securities consist solely of US Treasury Bills and US Government bonds with a maturity of 12 months or less and which fall under Level II of the fair value hierarchy.  The value of these US Treasury Bills and US Government bonds as of June 27, 2026 was $3,801,426 and was $8,769,363 as of December 27, 2025.

	June 27, 2026	December 27, 2025
Cost basis	$3,804,646	$8,769,502
Unrealized gain (loss)	(3,220)	(139)
Total fair value	$3,801,426	$8,769,363

(7)         Net Income (Loss) Per Common and Common Equivalent Share

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares plus additional common shares that would have been outstanding if potential dilutive common shares had been issued for granted stock options and stock purchase rights. Common stock equivalents are excluded from the diluted calculations when a net loss is incurred as they would be anti-dilutive.  Had there been a profit year to date in 2026, the dilutive effect would have been 379,047 shares. Common stock equivalents are excluded from the diluted calculations when a net loss is incurred as they would be anti-dilutive.

The following table presents the calculation of both basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
Basic EPS Computation:
Numerator:
Net income (loss)	$37,747	$103,833	$(256,432)	$199,795

Denominator:
Weighted average
Common shares
Outstanding	18,460,574	14,525,960	18,108,732	14,525,960

Basic EPS	$0.00	$0.01	$(0.01)	$0.01

Diluted EPS Computation:
Numerator:
Net income (loss)	$37,747	$103,833	$(256,432)	$199,795

Denominator:
Weighted average common shares outstanding	18,460,574	14,525,960	18,108,732	14,525,960
Dilutive effect of stock options	393,546	51,473	-	34,712
Total Shares	18,854,120	14,577,433	18,108,732	14,560,672

Diluted EPS	$0.00	$0.01	$(0.01)	$0.01

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

The real estate lease expiring in 2028 (the “Norton facility lease”) is included as a right-of-use lease asset and corresponding lease liability (current and non-current portions) on the balance sheet. This asset and liability was recognized based on the present value of lease payments over the lease term using the Company’s incremental borrowing rate at commencement date. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Norton facility lease comprises approximately 38 thousand square feet. The lease is triple net lease wherein the Company is responsible for payment of all real estate taxes, operating costs and utilities. The Company also has an option to renew the lease starting in March 2028 through February 2032. The Company is not reasonably certain these extensions will be exercised at this time, and therefore are not included in the lease asset or liability. Annual rental payments  are $169 thousand through maturity.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s capitalized operating lease as of June 27, 2026:

(Dollars in Thousands)
Maturity of capitalized lease liabilities	Lease payments

Remaining 2026	90
2027	169
2028	28
Total undiscounted operating lease payments	$287
Less: Imputed interest	(23)
Present value of operating lease liability	$264

Balance Sheet Classification
Current lease liability	$163
Long-term lease liability	101
Total operating lease liability	$264

Other Information
Remaining lease term for capitalized operating lease (months)	20
Discount rate for capitalized operating leases	7.3%

Operating Lease Costs and Cash Flows

Operating lease cost and cash paid was $42 thousand during the second quarter of 2026 and $84 thousand for the six months ended June 27, 2026. These costs are related to its long term operating lease. All other short-term leases were immaterial.

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

During the quarter ended June 27, 2026, 99,600 stock options were granted to employees under the Company’s 2020 Equity Incentive Plan Stock Incentive Plan (the “Plan”) and 37,500 stock options were granted to outside directors. For the six months ended June 27, 2026 a total of 99,600 stock options and 37,500 stock options were granted to employees and directors, respectively.  During the quarter ended June 28, 2025, no stock options were granted to employees under the  Plan  and no stock options were granted to outside directors.  For the six months ended June 28, 2025 a total of 115,000 stock options and 75,000 stock options were granted to employees and directors, respectively.

During the three and six months ended June 27, 2026, there were 253,250 and 272,250 options exercised and corresponding shares issued at a weighted average price of $2.37 and $2.28. During the three and six months ended June 28, 2025, there were no options exercised and corresponding shares issued.

During the three and six months ended June 27, 2026, the Company repurchased 72,271 and 72,942 shares for employees to facilitate their exercise of stock options. During the three and six months ended June 28, 2025, the Company did not repurchase any shares for employees to facilitate their exercise of stock options.

There were also 929,900 options outstanding at a weighted average price of $2.80 with a weighted average remaining contractual term of 7.31 years as of June 27, 2026, and there were 476,925 options exercisable at a weighted average price of $2.73 with a weighted average remaining term of 6.67 years. There were 1,083,300 options outstanding at a weighted average price of $2.45 with a weighted average remaining contractual term of 7.6 years as of June 28, 2025 and there were 594,100 shares exercisable at a weighted average price of $2.40 with a weighted average remaining term of 6.49 years. The Plan, as amended, is authorized to issue 1,500,000 shares of common stock. As of June 27, 2026, there were 281,270 shares available for future grants under the 2020 Plan and 49,200 shares outstanding under the 2009 Plan. As of June 28, 2025, there were 421,400 shares available for future grants under the 2020 Plan and 141,900 shares outstanding under the 2009 Plan.

As of June 27, 2026, there was $582 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan; that cost is expected to be recognized over a weighted average period of  2.30 years.

During the three and six months ended June 27, 2026, the Company recognized $174,845 and $223,094, respectively, as shared-based compensation expense related to previously granted shares under the Plan.

During the three and six months ended June 28, 2025, the Company recognized $49,354 and $171,540, respectively, as shared-based compensation expense related to previously granted shares under the Plan.

(10) Inventories

Inventories consist of the following:

	June 27,	December 27,
	2026	2025

Raw materials	$3,411,186	$2,559,787
Work in process	1,740,575	3,449,211
Finished goods	4,516,168	278,770

Total inventory	9,667,929	6,287,768

Reserve for obsolescence	(1,018,492)	(689,361)

Inventories, net	$8,649,437	$5,598,407

(11) Accrued Expenses

Accrued expenses consist of the following:

	June 27,	December 27,
	2026	2025

Accrued legal and accounting	$76,653	$101,605
Accrued payroll and related expenses	307,070	683,631
Accrued other	117,712	122,674

Total accrued expenses	$501,435	$907,910

(12) Line of Credit

The Company has a $3.0 million revolving line of credit (LOC) with Rockland Trust Company. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of the National Prime Rate as published by the Wall Street Journal (6.75% at June 27, 2026). On June 27, 2026 and December 27, 2025, the Company had $0 of borrowings under this LOC and its borrowing base at the time would have permitted an additional $3.0 million to have been borrowed.  The line of credit remains in effect until terminated per mutual agreement by both parties. Total interest expense in Q1 and Q2 of 2026 was $0 and it was $0 for Q1 and Q2 of 2025.

(13)  Segment Reporting

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

The following table presents segment information for the Company's single reporting segment:

	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Product sales	$8,309,323	$8,078,657	$15,338,071	$15,584,578

Cost of product sales	7,080,534	6,742,341	13,502,404	13,017,261
Gross profit	1,228,789	1,336,316	1,835,667	2,567,317

Selling, general, and administrative expenses	1,487,316	1,199,389	2,616,828	2,300,739
Income (loss) from operations	(258,527)	136,927	(781,161)	266,578

Other income, net	146,168	19,025	292,373	69,501
Income (loss) before income taxes	(112,359)	155,952	(488,788)	336,079
Income tax provision (benefit)	(150,106)	52,119	(232,356)	136,284
Net income (loss)	$37,747	$103,833	$(256,432)	$199,795

(14) Income Taxes

A valuation allowance against deferred tax assets is required to be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. Management has determined that a valuation allowance is not needed as it expects that the deferred tax asset will be fully utilized.

For the three and six months ended June 27, 2026 the deferred tax asset increased by $150,106 and $232,812 for the estimated tax benefit on Q2 and year to date net operating losses, respectively.

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

It is anticipated that the unamortized Section 174 R&E expenditures at Q2 2026 will be expensed as follows (subject to further analyses and discussions):

Q3 2026	216,914	216,914	Expense 12.5% of 2022-2024
Q4 2026	216,914	216,914	Expense 12.5% of 2022-2024
Totals	433,828	433,828

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

(15)        Equity Capital Raise

On May 27, 2026, the Company filed with the Secretary of State of Delaware a Certificate of Amendment of the Company’s Restated Certificate of Incorporation, effective as the same date. The amendment increased the number of shares of common stock that the Company is authorized to issue from 20,000,000 to 25,000,000.

On May 27, 2026, the Company entered into securities purchase agreements with certain institutional investors for the sale by the Company of 1,200,000 shares of common stock, par value $0.01 per share, in a registered direct offering (the “Offering”), at a purchase price of $8.00 per share. The Offering was priced at-the-market under Nasdaq rules. The closing of the Offering occurred on May 29, 2026. The net proceeds to the Company were $8,977,000.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. There are a number of factors that could cause the Company’s actual results to differ materially from those forecasted or projected in such forward-looking statements. This includes the impact of the Russian invasion of Ukraine, the war in Iran and other conflicts and potential conflicts, including economic conflicts, throughout the world, which are discussed in Item 3 of this report. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made.

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

CPS’s products are custom rather than catalog items. They are made to customers’ designs and are used as components in systems built and sold by our customers. At any point in time our product mix will consist of some products with on-going production demand, and some products which are in the prototyping or evaluation stages at our customers. The Company seeks to have a portfolio of products which include products in every stage of the technology adoption lifecycle at our customers. CPS’s growth is dependent upon the level of demand for those products already in production, as well as its success in achieving new "design wins" for future products.

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

Results of Operations for the Second Fiscal Quarter of 2026 (Q2 2026) Compared to the Second Fiscal Quarter of 2025 (Q2 2025); (all $ in 000’s)

Revenues totaled $8,309 in Q2 2026 compared with $8,078 generated in Q2 2025, an increase of 3%. The increase was primarily driven by higher demand for components used in the semiconductor capital equipment and defense supply chains. This growth was partially offset by lower order volumes from certain customers that use baseplates in power electronics, following significant growth in demand from those customers in 2025.

Gross profit in Q2 2026 totaled $1,229 or 15% of sales. This compares with a gross profit in Q2 2025 of $1,336 or 17% of sales. Excluding the impact of higher gold plating costs, underlying gross margin performance remained consistent with the prior year. Increases in gold costs are passed through to customers without a corresponding markup, resulting in approximately equal increases in both sales and cost of sales. As a result, while gross profit dollars are largely unaffected, the gross profit percentage declines.

Selling, general and administrative (SG&A) expenses totaled $1,487 in Q2 2026 compared with SG&A expenses of $1,199 in Q2 2025. The increase was primarily attributable to higher stock-based compensation expense resulting from grants to directors that vested immediately during the second quarter of 2026. In 2025 these options were granted during the first quarter. The remaining increase was primarily due to higher marketing expenses and one-time legal costs.

The Company reported an operating loss of ($259) in Q2 2026, compared with operating income of $137 in Q2 2025. The change was primarily attributable to the increase in SG&A expenses discussed above. Other income, consisting primarily of interest income, increased to $146 during Q2 2026 from $19 during Q2 2025, reflecting higher interest earned on the proceeds from two recent capital issues. Together with the income tax benefit recognized on the operating loss, this resulted in net income of $38 for Q2 2026, compared with $104 in Q2 2025.

Results of Operations for the First Six Months of 2026 Compared to the First Six Months of 2025 (all $ in 000s)

Total revenue was $15,338 in the first half of 2026, a $247 decline compared with total revenue of $15,585 in the first half of 2025. This decline happened in Q1 2026 which saw a reduction in demand from one major customer which has started to be recovered in Q2 2026.

Gross profit in the first six months of 2026 totaled $1,836 or 12% of sales, compared with $2,567, or 16% of sales, for the first six months of 2025. The decrease in gross margin percentage was partly attributable to higher gold prices, which increased 40% compared with the first half of 2025. As previously mentioned, these higher gold costs without a corresponding markup caused the gross profit percentage to decline without a material impact on gross profit dollars. We also saw increases in other material costs that were partially offset by improved labor and overhead costs compared with the prior year.

Selling, general and administrative (SG&A) expenses were $2,617 during the first six months of 2026, up $316 compared with SG&A expenses of $2,301 in the first six months of 2025. These increases relate to the previously mentioned business development and legal costs during Q2 as well as the new CFO search and higher foreign exchange costs in Q1.

The higher material and SG&A costs resulted in an operating loss of ($781) in 2026 compared with an operating profit of $267 in 2025.

During the first half of 2026, the Company had net other income of $292 This consists primarily of interest income and compares with net other income of $70 realized during the first half of 2025. The increase in net other income is due to funds placed on investment from the capital raise in the last quarter of 2025 and the end of May 2026.

In the first six months of 2026 the Company had a net loss of ($256) compared with net income of $200 in the same period last year.

CPS does not rely on raw materials from Ukraine, Russia, Israel or Gaza. As a result, we do not believe that the Russian invasion of Ukraine or the conflict in Israel and Gaza will have a direct impact on our results. Nevertheless, there could be an indirect impact regarding supply chain and inflationary issues as a result of these conflicts.

Inflation has had an impact on our costs. Thus far, we have been able to pass along these increases to our customers, but there is no guarantee that we will be able to continue this in the future. In addition, there is often a lag between when the costs increase and when we can adjust customer prices. Some of our larger customers will have pricing agreements, typically for one year, and we must wait for those agreements to end before making any pricing adjustments. Further, several of our larger customers buy from our major competitor in Japan. The impact of the fluctuation of foreign exchange rates can create situations where our pricing to foreign customers can be more or less competitive as compared to our Japanese competitor.

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

Liquidity and Capital Resources (all $ in 000’s unless noted)

The Company’s liquid assets at June 27, 2026 consist of cash and cash equivalents of $15,355 and marketable debt securities with a fair value of $3,801. This compares to cash and cash equivalents at December 27, 2025 of $4,466 and $8,769 marketable debt securities. The increase in liquidity came from a capital raise on May 29, 2026 involving the issuance of 1,200,000 shares of common stock for net proceeds of $8,997.

Accounts receivable at June 27, 2026 totaled $4,942 compared with $5,245 at December 27, 2025. Days sales outstanding (DSO) decreased from 61 days at the end of 2025 to 42 days at the end of Q2 2026. The decrease in DSO was primarily due to the timing and mix of sales and related customer collections during the period. The accounts receivable balances at June 27, 2026 and December 27, 2025 are both net of an allowance for credit losses of $10.

Inventories totaled $8,649 at June 27, 2026 compared with inventory totaling $5,598 at December 27, 2025. The inventory turnover in the most recent four quarters ending Q2 2026 was 6.6 times (based on a 5 quarter end average) compared with 5.4 times averaged during the four quarters of 2025. Finished goods inventory increased primarily due to the planned build of inventory for products supported by long-term customer orders. The additional inventory is intended to maintain continuity of customer supply during the Company’s planned facility relocation and associated production transition.

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

Contractual Obligations (all $ in 000’s unless otherwise noted)

The Company has a line of credit (LOC) in the amount of $3.0 million with Rockland Trust Company. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of the National Prime Rate as published by the Wall Street Journal (7.5% on 6/27/2026). On June 27, 2026, the Company had $0 of borrowings under this LOC and its borrowing base at the time would have permitted an additional $3.0 million to have been borrowed.

In March 2020, the Company acquired a scanning acoustic microscope for a price of $208 thousand. The full amount was financed through a 5 year note payable with a financing company. This note was paid in full in the first quarter of 2025.

The Company has one real estate lease expiring in February 2028. CPS also has a few other leases for equipment which are minor in nature and are generally short-term in duration. None of these have been capitalized. (Note 8, Leases)

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

Date: August 11, 2026

/s/Brian T. Mackey

Brian T. Mackey

President and Chief Executive Officer

Date: August 11, 2026

/s/ Chris S. Fraser

Chris S. Fraser

Chief Financial Officer