Form 10-Q
period 2026-09-26
CPS TECHNOLOGIES CORP/DE/
filed 2026-11-10
CIK 814676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 26, 2026

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of October 20, 2026: 19,642,517.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (Unaudited)

CPS TECHNOLOGIES CORP.

Condensed Balance Sheets (Unaudited)

	September 26,	December 27,
	2026	2025
ASSETS

Current assets:
Cash and cash equivalents	$2,791,195	$4,466,198
Marketable securities, at fair value	15,612,554	8,769,363
Accounts receivable-trade	4,703,028	5,235,307
Accounts receivable-other	291,019	380,948
Inventories, net	10,320,406	5,598,407
Prepaid expenses and other current assets	281,682	299,829
Total current assets	33,999,884	24,750,052
Property and equipment:
Production equipment	11,111,154	10,647,170
Furniture and office equipment	910,310	910,310
Leasehold improvements	997,830	997,830
Total cost	13,019,294	12,555,310
Accumulated depreciation and amortization	(11,058,355)	(10,877,927)
Construction in progress	537,975	459,671
Net property and equipment	2,498,914	2,137,054
Net intangible assets	18,539	21,778
Restricted cash	510,154	-
Right-of-use lease assets	8,829,210	336,000
Deferred taxes, net	2,325,327	2,266,854
Total assets	$48,182,028	$29,511,738

	September 26,	December 27,
	2026	2025
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,766,979	$3,363,233
Accrued expenses	832,504	907,910
Deferred revenue	513,910	238,044
Lease liabilities, current portion	163,000	162,000

Total current liabilities	5,276,393	4,671,187

Deferred revenue – long term	31,277	31,277
Long term lease liabilities	8,754,046	174,000

Total liabilities	14,061,715	4,876,464
Commitments & Contingencies
Stockholders’ equity:
Common stock, $0.01 par value, authorized 25,000,000 and 20,000,000 shares; issued 19,642,517 and 18,132,767 shares; outstanding 19,425,442 and 17,988,634 shares at September 26, 2026 and December 27, 2025, respectively	196,417	181,320
Additional paid-in capital	60,223,530	50,295,019
Accumulated other comprehensive income	13,912	139
Accumulated deficit	(25,379,567)	(25,469,891)
Less cost of 217,075 and 144,133 common shares repurchased at September 26, 2026 and December 27, 2025, respectively	(933,980)	(371,313)

Total stockholders’ equity	34,120,312	24,635,274

Total liabilities and stockholders’ equity	$48,182,028	$29,511,738

See accompanying notes to condensed financial statements.

CPS TECHNOLOGIES CORP.

Condensed Statements of Operations and Other Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025

Product sales	$8,900,433	$8,803,695	$24,238,504	$24,388,272

Cost of product sales	7,043,948	7,301,129	20,546,352	20,318,390

Gross profit	1,856,485	1,502,566	3,692,152	4,069,882

Selling, general, and administrative expenses	1,498,738	1,226,484	4,115,567	3,527,223

Income (loss) from operations	357,747	276,082	(423,415)	542,659

Other income, net	163,349	45,483	455,722	114,985

Net income before income taxes	521,096	321,565	32,307	657,644
Income tax provision (benefit)	174,339	113,601	(58,017)	249,885

Net income	$346,757	$207,964	$90,324	$407,759
Other comprehensive income
Net unrealized gains (losses) on available for sale securities	17,132	(2,293)	13,773	7,913
Reclassification adjustment for gains included in net income	-	-	-	(16,237)
Total other comprehensive income (loss)	17,132	(2,293)	13,773	(8,324)
Comprehensive income	363,889	205,671	104,097	399,435

Net income per basic common share	$0.02	$0.01	$0.00	$0.03

Weighted average number of basic common shares outstanding	19,412,796	14,527,126	18,491,213	14,526,349

Net income per diluted common share	$0.02	$0.01	$0.00	$0.03

Weighted average number of diluted common shares outstanding	19,757,374	14,674,384	18,799,554	14,598,576

See accompanying notes to condensed financial statements.

CPS TECHNOLOGIES CORP.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2026 AND SEPTEMBER 27, 2025

	Common Stock
	Number of shares issued	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Stock repurchased	Total stockholders’ equity
Balance at June 27, 2026	19,605,017	$196,043	$60,122,967	$(3,220)	$(25,726,323)	$(933,980)	$33,655,487
Share-based compensation expense	-	-	57,170	-	-	-	57,170
Other comprehensive income	-	-	-	17,132	-	-	17,132
Employee option exercises	37,500	374	82,200	-	-	-	82,574
Additional stock issuance costs			(38,807)				(38,807)
Net income	-	-	-	-	346,757	-	346,757
Balance at September 26, 2026	19,642,517	$196,417	$60,223,530	$13,912	$(25,379,567)	$(933,980)	$34,120,312

	Common Stock
	Number of shares issued	Par value	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Stock repurchased	Total stockholders’ equity
Balance at December 27, 2025	18,132,767	$181,320	$50,295,019	$139	$(25,469,891)	$(371,313)	$24,635,274
Share-based compensation expense	-	-	280,264	-	-	-	280,264
Other comprehensive income	-	-	-	13,773	-	-	13,773
Employee option exercises	309,750	3,097	702,054	-	-	(562,667)	142,484
Issuance of common stock	1,200,000	12,000	8,946,193	-	-	-	8,958,193
Net income	-	-	-	-	90,324	-	90,324
Balance at September 26, 2026	19,642,517	$196,417	$60,223,530	$13,912	$(25,379,567)	$(933,980)	$34,120,312

	Common Stock
	Number of shares issued	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Stock repurchased	Total stockholders’ equity
Balance at June 27, 2025	14,661,487	$146,615	$40,751,927	$9,469	$(25,690,450)	$(340,138)	$14,877,423
Share-based compensation expense	-	-	49,354	-	-	-	49,354
Employee option exercises	5,500	55	7,870			(7,925)	-
Other comprehensive loss	-	-	-	(2,293)	-	-	(2,293)
Net income	-	-	-	-	207,964	-	207,964
Balance at September 27, 2025	14,666,987	$146,670	$40,809,151	$7,176	$(25,482,486)	$(348,063)	$15,132,448

	Common Stock
	Number of shares issued	Par value	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Stock repurchased	Total stockholders’ equity
Balance at December 28, 2024	14,661,487	$146,615	$40,580,387	$15,500	$(25,890,245)	$(340,138)	$14,512,119
Share-based compensation expense	-	-	220,894	-	-	-	220,894
Employee option exercises	5,500	55	7,870	-		(7,925)	-
Net unrealized gains on marketable securities	-	-	-	7,913	-	-	7,913
Reclassification adjustment for gains included in net income	-	-	-	(16,237)	-	-	(16,237)
Net income	-	-	-	-	407,759		407,759
Balance at September 27, 2025	14,666,987	$146,670	$40,809,151	$7,176	$(25,482,486)	$(348,063)	$15,132,448

See accompanying notes to condensed financial statements.

CPS TECHNOLOGIES CORP.

Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 26, 2026	September 27, 2025
Cash flows from operating activities:
Net income	90,324	407,759
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	456,427	458,478
Share-based compensation	280,264	220,894
Realized gains on maturity of marketable securities	(10,767)	(11,470)
Amortization of operating lease right-of-use assets	87,836	-
Deferred taxes	(58,473)	249,429

Changes in:
Accounts receivable-trade	532,279	(541,872)
Accounts receivable-other	89,930	(199,584)
Inventories	(4,721,999)	(1,052,615)
Prepaid expenses and other current assets	18,147	152,736
Accounts payable	418,436	476,340
Accrued expenses	(90,096)	384,991
Deferred revenue	275,866	(98,171)
Net cash (used in) provided by operating activities	(2,631,826)	446,915

Cash flows from investing activities:
Purchases of property and equipment	(834,624)	(439,492)
Acquisition cost of patents and trademarks	(4,190)	(25,905)
Proceeds from maturities of marketable securities	11,103,000	1,027,000
Purchase of marketable securities	(17,897,886)	(1,046,933)
Net cash used in investing activities	(7,633,700)	(485,330)

	Nine Months Ended	Nine Months Ended
	September 26, 2026	September 27, 2025
Cash flows from financing activities:
Proceeds from employee stock options	142,484	-
Proceeds from issuance of common stock	8,958,193	-
Payments on note payable	-	(8,130)
Net cash provided by (used in) financing activities	9,100,678	(8,130)

Net change in cash, cash equivalents and restricted cash	(1,164,849)	(46,545)

Cash, cash equivalents and restricted cash, beginning of year	4,466,198	3,280,687

Cash, cash equivalents and restricted cash, end of period	$3,301,349	$3,234,142

Reconiliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$2,791,195	$3,234,142
Restricted cash	510,154	-
	$3,301,349	$3,234,142

Supplemental disclosures of cash flow information
Cash paid for interest expense	$-	$26

Supplemental disclosures of non-cash activity
Disposal of fully depreciated production equipment	$225,797	$96,684
Net exercise of stock options	$562,667	$7,925
Righ-of-use asset obtained in exchange for new operating lease liability	$8,639,791	$-

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

The Company’s balance sheet at December 27, 2025 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete financial statements.

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

(3) Future Application of Accounting Standards

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"). The standard requires certain details for expenses presented on the face of the Statements of Operations and Comprehensive Income (Loss) as well as selling expenses to be presented in the notes to the financial statements on an interim and annual basis. The provisions of the standard are effective for public companies for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The amendment can be applied either prospectively or retrospectively, with early adoption permitted. The Company is currently assessing the impact of this standard.

(4) Use of Estimates

The preparation of the Condensed Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(5) Restricted Cash

In connection with the lease for its new manufacturing and office facility, the Company maintains $510,000 of restricted cash at Rockland Trust Bank as collateral for a standby letter of credit securing its obligations under the lease. The restricted cash is classified as a noncurrent asset in the accompanying condensed balance sheet.

(6) Marketable Securities

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

(7) Fair value of Marketable Securities

ASC 820, Fair Value Measurements (“ASC 820”) states that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The three-tiered fair value hierarchy, which prioritizes which inputs should be used in measuring fair value, is comprised of: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than quoted prices in active markets that are observable either directly or indirectly and (Level III) unobservable inputs for which there is little or no market data. The fair value hierarchy requires the use of observable market data when available in determining fair value. CPS’s marketable securities consist solely of US Treasury Bills and US Government bonds with a maturity of 12 months or less and which fall under Level II of the fair value hierarchy. The value of these US Treasury Bills and US Government bonds as of September 26, 2026 was $15,612,554 and was $8,769,363 as of December 27, 2025.

	September 26,	December 27,
	2026	2025
Cost basis	$15,598,787	$8,769,502
Unrealized gain (loss)	13,767	(139)
Total fair value	$15,612,554	$8,769,363

(8) Net Income Per Common and Common Equivalent Share

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

The following table presents the calculation of both basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
Basic EPS Computation:
Numerator:
Net income	$346,757	$207,964	$90,324	$407,759

Denominator:
Weighted average
Common shares
Outstanding	19,412,796	14,527,126	18,491,213	14,526,349

Basic EPS	$0.02	$0.01	$0.00	$0.03

Diluted EPS Computation:
Numerator:
Net income	$346,757	$207,964	$90,324	$407,759

Denominator:
Weighted average common shares outstanding	19,412,796	14,527,126	18,491,213	14,526,349
Dilutive effect of stock options	344,579	147,257	308,341	72,227
Total Shares	19,757,375	14,674,383	18,799,554	14,598,576

Diluted EPS	$0.02	$0.01	$0.00	$0.03

(9) Commitments & Contingencies

Commitments

Operating Leases

The Company leases its manufacturing and office under two operating leases expiring in February 2028 (the “Norton facility lease”) and March 2039 (the “Attleboro facility lease”). The Company also has certain equipment leases that are generally short term in nature. The Company has elected not to recognize right-of-use assets and lease liabilities for leases with terms of 12 months or less.

Operating lease right-of-use assets and lease liabilities are recognized based on the present value of future lease payments over the lease term using the Company’s incremental borrowing rate at lease commencement. Lease liabilities are classified between current and noncurrent portions on the condensed balance sheets. Renewal options are included in the lease term when the Company is reasonably certain to exercise such options. The Company’s lease agreements do not contain material residual value guarantees or restrictive covenants.

The Norton lease facility covers approximately 38,000 square feet and is a triple-net-lease under which the Company is responsible for real estate taxes, operating costs and utilities. The lease provides renewal options through February 2032, which have been excluded from the lease term as the Company is not reasonably certain to exercise them. Annual base rent is approximately $169,000 through expiration.

In September 2026, when the premises were made available to the Company for use, the Company recognized an operating lease for a new manufacturing and office facility in Attleboro, Massachusetts, comprising approximately 80,000 square feet. The Company expects to occupy the facility in November 2027 following completion of planned improvements. The lease expires in March 2039 and provides for two five-year renewal options, which have been excluded from the lease term as the Company is not reasonable certain to exercise them. The lease is a triple-net arrangement under which the Company is responsible for real estate taxes, operating costs, and utilities. Base rent payments commence in December 2027 at $85,000 per month for the first six months, increasing to approximately $1.1 million annually thereafter with annual lease increases over the remaining lease term.

The Attleboro facility lease provides for a tenant improvement allowance of $3.2 million to reimburse the Company for qualifying construction and improvement expenditures subject to certain conditions under the lease. As the allowance is contingent upon qualifying expenditures and satisfaction of the applicable conditions, it was not included in the initial measurement of the operating lease right-of-use asset or lease liability. The Company will recognize the allowance as a lease incentive when the applicable conditions have been satisfied and the reimbursement becomes receivable.

In connection with the Attleboro facility lease the Company maintains $510,000 of restricted cash at Rockland Trust Bank as collateral for a standby letter of credit securing its obligations under the lease. The restricted cash is classified as a noncurrent asset in the accompanying condensed balance sheet.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s capitalized operating leases as of September 26, 2026:

(Dollars in Thousands)
Maturity of capitalized lease liabilities	Lease payments
Remaining 2026	$41
2027	254
2028	1,066
2029	1,069
2030	1,101
2031	1,134
Thereafter	9,539
Total undiscounted operating lease payments	14,204
Less: Imputed interest	(5,287)
Present value of operating lease liabilities	$8,917

Balance Sheet Classification
Current lease liabiliies	$163
Long term lease liabilities	$8,754
Total operating lease liabilities	$8,917

Other Information
Weighted-average lease terms for capitalized leases years	12.6
Weighted-average discount rate for capitalized operating leases	7.0%

Operating Lease Costs and Cash Flows

Operating lease cost was $130 thousand during the third quarter of 2026 and $214 thousand during the nine months ended September 26, 2026. Cash paid for operating leases included in cash flows from operating activities was $41 thousand during the third quarter of 2026 and $125 thousand for the nine months ended September 26, 2026. These costs and cash payments related to the Norton and Attleboro facility operating leases. All other short-term leases were immaterial.

Finance Leases

The Company does not have any finance leases.

(10) Share-Based Payments

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

During the quarter ended September 26, 2026, no stock options were granted to employees or to outside directors under the Company’s 2020 Equity Incentive Plan Stock Incentive Plan (the “Plan”). For the nine months ended September 26, 2026 a total of 99,600 stock options and 37,500 stock options were granted to employees and directors, respectively. During the quarter ended September 27, 2025, no stock options were granted to employees under the Plan and no stock options were granted to outside directors. For the nine months ended September 27, 2025 a total of 115,000 stock options and 75,000 stock options were granted to employees and directors, respectively.

During the three and nine months ended September 26, 2026, there were 37,500 and 309,750 options exercised and corresponding shares issued at a weighted average price of $2.20 and $2.32. During the three and nine months ended September 27, 2025, there were 5,500 options exercised and corresponding shares issued at a weighted average price of $1.44.

During the three and nine months ended September 26, 2026, the Company repurchased 0 and 72,942 shares for employees to facilitate their exercise of stock options. During the three and six months ended September 27, 2025, the Company repurchased 2,183 shares for employees to facilitate their exercise of stock options.

There were also 892,400 options outstanding at a weighted average price of $2.82 with a weighted average remaining contractual term of 7.07 years as of September 26, 2026, and there were 486,175 options exercisable at a weighted average price of $2.79 with a weighted average remaining term of 6.36 years. There were 1,077,800 options outstanding at a weighted average price of $2.45 with a weighted average remaining contractual term of 7.13 years as of September 27, 2025 and there were 635,500 shares exercisable at a weighted average price of $2.45 with a weighted average remaining term of 6.37 years. The Plan, as amended, is authorized to issue 1,500,000 shares of common stock. As of September 26, 2026, there were 281,270 shares available for future grants under the 2020 Plan and 49,200 shares outstanding under the 2009 Plan. As of September 27, 2025, there were 421,400 shares available for future grants under the 2020 Plan and 138,900 shares outstanding under the 2009 Plan.

As of September 26, 2026, there was $525 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan; that cost is expected to be recognized over a weighted average period of 1.85 years.

During the three and six months ended September 26, 2026, the Company recognized $57,160 and $280,264 respectively, as shared-based compensation expense related to previously granted shares under the Plan.

During the three and six months ended September 27, 2025, the Company recognized $49,354 and $220,894 respectively, as shared-based compensation expense related to previously granted shares under the Plan.

(11) Inventories

Inventories consist of the following:

	September 26,	December 27,
	2026	2025

Raw materials	$3,923,826	$2,559,787
Work in process	1,984,023	3,449,211
Finished goods	5,497,675	278,770

Total inventory	11,405,524	6,287,768

Reserve for obsolescence	(1,085,118)	(689,361)

Inventories, net	$10,320,406	$5,598,407

  (12) Accrued Expenses

Accrued expenses consist of the following:

	September 26,	December 27,
	2026	2025

Accrued legal and accounting	$96,819	$101,605
Accrued payroll and related expenses	612,036	683,631
Accrued other	123,649	122,674

Total accrued expenses	$832,504	$907,910

(13) Line of Credit

The Company has a $3.0 million revolving line of credit (LOC) with Rockland Trust Company. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of the National Prime Rate as published by the Wall Street Journal (6.75% at September 26, 2026). On September 26, 2026 and December 27, 2025, the Company had $0 of borrowings under this LOC and its borrowing base at the time would have permitted an additional $3.0 million to have been borrowed. The line of credit remains in effect until terminated per mutual agreement by both parties. Total interest expense in 2026 was $0 and was $0 in 2025.

(14) Segment Reporting

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

The following table presents segment information for the Company's single reporting segment:

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025

Product sales	$8,900,433	$8,803,695	$24,238,504	$24,388,272

Cost of product sales	7,043,948	7,301,129	20,546,352	20,318,390

Gross profit	1,856,485	1,502,566	3,692,152	4,069,882

Selling, general, and administrative expenses	1,498,738	1,226,484	4,115,567	3,527,223

Income (loss) from operations	357,747	276,082	(423,415)	542,659

Other income, net	163,349	45,483	455,722	114,985

Net income before income taxes	521,096	321,565	32,307	657,644
Income tax provision (benefit)	174,339	113,601	(58,017)	249,885

Net income	$346,757	$207,964	$90,324	$407,759

(15) Income Taxes

A valuation allowance against deferred tax assets is required to be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. Management has determined that a valuation allowance is not needed as it expects that the deferred tax asset will be fully utilized.

For the three and nine months ended September 26, 2026 the deferred tax asset decreased by $174,339 and increased by $58,473, respectively, reflecting for the estimated tax effects of each period.

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

As of September 26, 2026, the Company had $216,914 of unamortized Section 174 R&E expenditures relating to tax years 2022 through 2024, which are expected to be fully deducted in the fourth quarter of 2026, subject to further analysis.

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

(16)         Equity Capital Raise

On May 27, 2026, the Company filed with the Secretary of State of Delaware a Certificate of Amendment of the Company’s Restated Certificate of Incorporation, effective as the same date. The amendment increased the number of shares of common stock that the Company is authorized to issue from 20,000,000 to 25,000,000.

On May 27, 2026, the Company entered into securities purchase agreements with certain institutional investors for the sale by the Company of 1,200,000 shares of common stock, par value $0.01 per share, in a registered direct offering (the “Offering”), at a purchase price of $8.00 per share. The Offering was priced at-the-market under Nasdaq rules. The closing of the Offering occurred on May 29, 2026. The net proceeds to the Company were $8,958,193.

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

Results of Operations for the Third Fiscal Quarter of 2026 (Q3 2026) Compared to the Third Fiscal Quarter of 2025 (Q3 2025); (all $ in 000’s)

Revenues totaled $8,900 in Q3 2026 compared with $8,804 generated in Q3 2025, an increase of 1%. The increase was primarily driven by higher demand for components used in the semiconductor capital equipment and defense supply chains. This growth was partially offset by lower order volumes from certain customers that use baseplates in power electronics, following significant growth in demand from those customers in 2025.

Gross profit in Q3 2026 totaled $1,856 or 21% of sales. This compares with a gross profit in Q3 2025 of $1,503 or 17% of sales. The gross profit percentage improvement came from a combination of sales mix and price improvements.

Selling, general and administrative (SG&A) expenses totaled $1,499 in Q3 2026 compared with SG&A expenses of $1,226 in Q3 2025. The increase was primarily due to the operating lease expense associated with the new Attleboro facility, marketing expenses and one-time legal costs.

The Company reported operating income of $358 in Q3 2026, compared to $276 in Q3 2025, primarily reflecting improved gross margins discussed above. Other income, consisting primarily of interest income, increased to $163 during Q3 2026 from $45 during Q3 2025, reflecting higher interest earned on the proceeds from two recent capital issues. After an income tax charge of $174, net income was $347 for Q3 2026, compared with $208 in Q3 2025.

Results of Operations for the First Nine Months of 2026 Compared to the First Nine Months of 2025 (all $ in 000s)

Total revenue was $24,239 in the first nine months of 2026, a $149 decline compared with total revenue of $24,388 in the same period for 2025. This decline happened in Q1 2026 which saw a reduction in demand from one major customer which is recovering as the year progresses.

Gross profit in the first nine months of 2026 totaled $3,692 or 15% of sales, compared with $4,070, or 17% of sales, for the first nine months of 2025. The decrease in gross margin percentage was partly attributable to higher gold prices, which increased 40% compared with 2025. Higher gold costs without a corresponding markup caused the gross profit percentage to decline. We also saw increases in other material costs that were partially offset by improved labor and overhead costs compared with the prior year.

Selling, general and administrative (SG&A) expenses were $4,116 during the first nine months of 2026, up $589 compared with SG&A expenses of $3,527 in the first nine months of 2025. These increases were primarily attributable to operating lease expense associated with the new lease in Attleboro in Q3, the business development and legal costs during Q2 and Q3, as well as the new CFO search and higher foreign exchange costs in Q1.

The higher material and SG&A costs resulted in an operating loss of ($423) in 2026 compared with an operating profit of $543 in 2025.

During the first nine months of 2026, the Company had net other income of $456 from interest income compared with net other income of $115 during the same period in 2025. The increase in net other income was primarily attributable to higher interest income earned on the investment proceeds from the capital raises completed in the fourth quarter of 2025 and May 2026.

In the first nine months of 2026 the Company had net income of $90 compared with net income of $408 in the same period last year.

CPS does not rely on raw materials from Ukraine, Russia, Israel or Gaza. As a result, we do not believe that the Russian invasion of Ukraine or the conflict in Israel and Gaza will have a direct impact on our results. Nevertheless, there could be an indirect impact regarding supply chain and inflationary issues as a result of these conflicts.

Inflation has impacted our costs. Thus far, we have been able to pass along these increases to our customers, but there is no guarantee that we will be able to continue this in the future. In addition, there is often a lag between when the costs increase and when we can adjust customer prices. Some of our larger customers will have pricing agreements, typically for one year, and we must wait for those agreements to end before making any pricing adjustments. Further, several of our larger customers buy from our major competitor in Japan. The impact of the fluctuation of foreign exchange rates can create situations where our pricing to foreign customers can be more or less competitive as compared to our Japanese competitor.

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

Liquidity and Capital Resources (all $ in 000’s unless noted)

The Company’s liquid assets at September 26, 2026 consist of cash and cash equivalents of $3,301 and marketable debt securities with a fair value of $15,613. This compares to cash and cash equivalents at December 27, 2025 of $4,466 and $8,769 marketable debt securities. The increase in liquidity came from a capital raise on May 29, 2026 involving the issuance of 1,200,000 shares of common stock for net proceeds of $8,958.

Accounts receivable at September 26, 2026 totaled $4,703 compared with $5,235 at December 27, 2025. Days sales outstanding (DSO) decreased from 61 days at the end of 2025 to 48 days at the end of Q3 2026. The decrease in DSO was primarily due to the timing and mix of sales and related customer collections during the period. The accounts receivable balances at September 26, 2026 and December 27, 2025 are both net of an allowance for credit losses of $10.

Inventories totaled $10,320 at September 26, 2026 compared with inventory totaling $5,598 at December 27, 2025. The inventory turnover in the most recent four quarters ending Q3 2026 was 3.7 times (based on a 5 quarter end average) compared with 5.4 times averaged during the four quarters of 2025. Finished goods inventory increased primarily due to the planned build of inventory for products supported by long-term customer orders. The additional inventory is intended to maintain continuity of customer supply during the Company’s planned facility relocation and associated production transition.

The Company expects it will continue to be able to fund its operations for the remainder of 2026 from operations and existing cash balances. In addition, the Company anticipates approximately $10 million in capital expenditures during 2027 related to the build-out of its Attleboro facility, a portion of which is expected to be reimbursable through the $3.2 million tenant improvement allowance provided under the lease. The Company expects to fund these expenditures through existing cash balances, proceeds from the liquidation or maturity of marketable securities, and cash generated from operations.

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

Contractual Obligations (all $ in 000’s unless otherwise noted)

The Company has a line of credit (LOC) in the amount of $3.0 million with Rockland Trust Company. The LOC is secured by the accounts receivable and other assets of the Company and has an interest rate of the National Prime Rate as published by the Wall Street Journal (6.75% on 9/26/2026). On September 26, 2026, the Company had $0 of borrowings under this LOC and its borrowing base at the time would have permitted an additional $3.0 million to have been borrowed.

In March 2020, the Company acquired a scanning acoustic microscope for a price of $208 thousand. The full amount was financed through a 5 year note payable with a financing company. This note was paid in full in the first quarter of 2025.

The Company currently leases its manufacturing facility in Norton, Massachusetts, under an operating lease expiring in February 2028. During Q3 2026, the Company entered into a lease for an approximately 80,000 square-foot manufacturing facility in Attleboro, Massachusetts, with a lease term extending through March 2039. The Company expects to incur approximately $10 million in costs during 2027 to prepare the new facility for occupancy, of which up to $3.2 million may be reimbursed by the landlord under the terms of the lease. The Company anticipates relocating its operations toward the end of 2027, with base rent payments under the new lease beginning in December 2027.

CPS also has a few other leases for equipment which are minor in nature and are generally short-term in duration. None of these have been capitalized. (Note 9, Leases)

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

CPS TECHNOLOGIES CORPORATION

(Registrant)

Date: November 9, 2026

/s/ Brian T. Mackey

Brian T. Mackey

President and Chief Executive Officer

Date: November 9, 2026

/s/ Chris S. Fraser

Chris S. Fraser

Chief Financial Officer